Form 10-Q
period 2015-09-30
UNITEDHEALTH GROUP INC
filed 2015-11-05
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of October 30, 2015, there were 953,108,435 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,983	$7,495
Short-term investments	1,942	1,741
Accounts receivable, net	6,752	4,252
Other current receivables, net	7,667	5,498
Assets under management	2,948	2,962
Deferred income taxes	670	556
Prepaid expenses and other current assets	1,973	1,052
Total current assets	29,935	23,556
Long-term investments	18,535	18,827
Property, equipment and capitalized software, net	4,532	4,418
Goodwill	43,680	32,940
Other intangible assets, net	8,405	3,669
Other assets	3,185	2,972
Total assets	$108,272	$86,382
Liabilities and equity
Current liabilities:
Medical costs payable	$13,906	$12,040
Accounts payable and accrued liabilities	11,300	9,247
Other policy liabilities	7,249	5,965
Commercial paper and current maturities of long-term debt	5,767	1,399
Unearned revenues	1,731	1,972
Total current liabilities	39,953	30,623
Long-term debt, less current maturities	26,015	16,007
Future policy benefits	2,489	2,488
Deferred income taxes	3,593	2,065
Other liabilities	1,529	1,357
Total liabilities	73,579	52,540
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,571	1,388
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 953 and 954 issued and outstanding	10	10
Additional paid in capital	69	—
Retained earnings	36,382	33,836
Accumulated other comprehensive loss	(3,347)	(1,392)
Nonredeemable noncontrolling interest	8	—
Total equity	33,122	32,454
Total liabilities and equity	$108,272	$86,382

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenues:
Premiums	$31,801	$28,972	$95,436	$85,927
Products	6,482	1,080	8,935	3,115
Services	3,036	2,535	8,607	7,386
Investment and other income	170	172	530	613
Total revenues	41,489	32,759	113,508	97,041
Operating costs:
Medical costs	25,618	23,092	77,333	69,823
Operating costs	6,301	5,436	18,102	15,836
Cost of products sold	6,100	955	8,311	2,776
Depreciation and amortization	452	373	1,209	1,097
Total operating costs	38,471	29,856	104,955	89,532
Earnings from operations	3,018	2,903	8,553	7,509
Interest expense	(229)	(152)	(530)	(467)
Earnings before income taxes	2,789	2,751	8,023	7,042
Provision for income taxes	(1,171)	(1,149)	(3,407)	(2,933)
Net earnings	1,618	1,602	4,616	4,109
Earnings attributable to noncontrolling interests	(21)	—	(21)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,597	$1,602	$4,595	$4,109
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.68	$1.65	$4.82	$4.21
Diluted	$1.65	$1.63	$4.75	$4.15
Basic weighted-average number of common shares outstanding	953	969	953	977
Dilutive effect of common share equivalents	14	13	14	13
Diluted weighted-average number of common shares outstanding	967	982	967	990
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	7	8	8
Cash dividends declared per common share	$0.5000	$0.3750	$1.3750	$1.0300

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net earnings	$1,618	$1,602	$4,616	$4,109
Other comprehensive loss:
Gross unrealized gains (losses) on investment securities during the period	66	(53)	(51)	427
Income tax effect	(26)	20	17	(155)
Total unrealized gains (losses), net of tax	40	(33)	(34)	272
Gross reclassification adjustment for net realized gains included in net earnings	(28)	(30)	(99)	(183)
Income tax effect	11	11	37	67
Total reclassification adjustment, net of tax	(17)	(19)	(62)	(116)
Total foreign currency translation losses	(1,063)	(642)	(1,859)	(232)
Other comprehensive loss	(1,040)	(694)	(1,955)	(76)
Comprehensive income	578	908	2,661	4,033
Comprehensive income attributable to noncontrolling interests	(21)	—	(21)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$557	$908	$2,640	$4,033

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$—	$32,454
Net earnings				4,595			11	4,606
Other comprehensive loss					(96)	(1,859)		(1,955)
Issuances of common shares, and related tax effects	9	—	112					112
Share-based compensation, and related tax benefits			477					477
Common share repurchases	(10)	—	(391)	(739)				(1,130)
Cash dividends paid on common shares				(1,310)				(1,310)
Redeemable noncontrolling interests fair value and other adjustments			(129)					(129)
Acquisition of nonredeemable noncontrolling interest							9	9
Distribution to nonredeemable noncontrolling interest							(12)	(12)
Balance at September 30, 2015	953	$10	$69	$36,382	$127	$(3,474)	$8	$33,122

Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$—	$32,149
Net earnings				4,109			—	4,109
Other comprehensive income (loss)					156	(232)		(76)
Issuances of common shares, and related tax effects	12	—	130					130
Share-based compensation, and related tax benefits			320					320
Common share repurchases	(38)	—	(450)	(2,574)				(3,024)
Cash dividends paid on common shares				(1,004)				(1,004)
Balance at September 30, 2014	962	$10	$—	$33,578	$210	$(1,194)	$—	$32,604

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Operating activities
Net earnings	$4,616	$4,109
Noncash items:
Depreciation and amortization	1,209	1,097
Deferred income taxes	(49)	(107)
Share-based compensation	306	269
Other, net	(208)	(253)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(907)	(545)
Other assets	(1,686)	(819)
Medical costs payable	2,137	654
Accounts payable and other liabilities	616	1,126
Other policy liabilities	374	—
Unearned revenues	(179)	91
Cash flows from operating activities	6,229	5,622
Investing activities
Purchases of investments	(6,712)	(7,823)
Sales of investments	4,041	5,810
Maturities of investments	2,557	2,266
Cash paid for acquisitions, net of cash assumed	(16,183)	(851)
Purchases of property, equipment and capitalized software	(1,072)	(1,121)
Other, net	(51)	(139)
Cash flows used for investing activities	(17,420)	(1,858)
Financing activities
Common stock repurchases	(1,130)	(3,024)
Cash dividends paid	(1,310)	(1,004)
Proceeds from common stock issuances	366	400
Proceeds from long-term debt	11,982	—
Repayments of long-term debt	(416)	(812)
Proceeds from commercial paper, net	2,665	1,355
Customer funds administered	119	(440)
Other, net	(446)	(285)
Cash flows from (used for) financing activities	11,830	(3,810)
Effect of exchange rate changes on cash and cash equivalents	(151)	3
Increase (decrease) in cash and cash equivalents	488	(43)
Cash and cash equivalents, beginning of period	7,495	7,276
Cash and cash equivalents, end of period	$7,983	$7,233

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. Through its diversified family of businesses, the Company leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system. The Company offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides pharmacy care services and information and technology-enabled health services.
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
Reincorporation
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.
2.    Business Combination

On July 23, 2015, the Company acquired all of the outstanding common shares of Catamaran Corporation (Catamaran) and funded Catamaran’s payoff of its outstanding debt and credit facility for $14.3 billion in cash. Catamaran offers pharmacy benefits management services similar to OptumRx to a broad client portfolio, including health plans and employers serving 35 million people, and provides health care information technology solutions to the pharmacy benefits management industry.
The Company paid for the acquisition primarily with the proceeds of new indebtedness. Debt issuances included $10.5 billion of senior unsecured notes, approximately $2.4 billion of commercial paper and a $1.5 billion term loan. The total consideration exceeded the estimated fair value of the net tangible assets acquired by $15.6 billion, of which $5.4 billion has been allocated to finite-lived intangible assets and $10.2 billion to goodwill. The goodwill is not deductible for income tax purposes.
Acquired tangible assets (liabilities) for Catamaran at acquisition date were:

(in millions)
Accounts receivable and other current assets	$1,947
Rebates receivable	602
Property, equipment and other long-term assets	215
Accounts payable and other current liabilities	(2,038)
Deferred income taxes and other long-term liabilities	(2,019)
Nonredeemable noncontrolling interest	(9)
Total net tangible liabilities	$(1,302)
Since the Catamaran acquisition closed during the three months ended September 30, 2015, the preliminary purchase price allocation is subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to Catamaran’s finite-lived intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$5,278	19 years
Trademarks and technology	159	4 years
Total acquired finite-lived intangible assets	$5,437	19 years

The results of operations and financial condition of Catamaran have been included in the Company’s consolidated results and the results of the OptumRx segment as of July 23, 2015. Since then, the Catamaran business has generated $5.3 billion in revenue, and had an immaterial impact on net earnings.
Unaudited pro forma revenues for the nine months ended September 30, 2015 and 2014 as if the acquisition of Catamaran had occurred on January 1, 2014 were $128 billion and $113 billion, respectively. The pro forma effects of this acquisition on net earnings were immaterial for both periods.

3.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2014	$24,251	$2,860	$3,653	$840	$31,604
Acquisitions	266	978	591	—	1,835
Foreign currency effects and adjustments, net	(487)	(4)	(8)	—	(499)
Balance at December 31, 2014	24,030	3,834	4,236	840	32,940
Acquisitions	51	1,679	89	10,238	12,057
Foreign currency effects and adjustments, net	(1,288)	(1)	(28)	—	(1,317)
Balance at September 30, 2015	$22,793	$5,512	$4,297	$11,078	$43,680
The increase in the Company’s goodwill is primarily due to the acquisition of Catamaran in July 2015. For more detail on the Catamaran acquisition, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.
During the three months ended September 30, 2015, the Company changed its annual quantitative goodwill impairment testing date from January 1 to October 1 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of the Company’s long-term planning process, which is a significant input to the testing. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.
Estimated full year amortization expense relating to intangible assets for each of the next five years ending September 30 is as follows:

(in millions)
2016	$799
2017	768
2018	675
2019	617
2020	543

4.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,890	$14	$—	$1,904
State and municipal obligations	5,993	155	(6)	6,142
Corporate obligations	7,441	77	(47)	7,471
U.S. agency mortgage-backed securities	2,026	27	(6)	2,047
Non-U.S. agency mortgage-backed securities	872	11	(4)	879
Total debt securities - available-for-sale	18,222	284	(63)	18,443
Equity securities - available-for-sale	1,526	44	(58)	1,512
Debt securities - held-to-maturity:
U.S. government and agency obligations	162	2	—	164
State and municipal obligations	15	—	—	15
Corporate obligations	345	—	—	345
Total debt securities - held-to-maturity	522	2	—	524
Total investments	$20,270	$330	$(121)	$20,479
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,614	$7	$(1)	$1,620
State and municipal obligations	6,456	217	(5)	6,668
Corporate obligations	7,241	112	(26)	7,327
U.S. agency mortgage-backed securities	2,022	39	(5)	2,056
Non-U.S. agency mortgage-backed securities	872	12	(4)	880
Total debt securities - available-for-sale	18,205	387	(41)	18,551
Equity securities - available-for-sale	1,511	36	(25)	1,522
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	2	—	180
State and municipal obligations	19	—	—	19
Corporate obligations	298	—	—	298
Total debt securities - held-to-maturity	495	2	—	497
Total investments	$20,211	$425	$(66)	$20,570
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,047	$2,051
Due after one year through five years	6,830	6,901
Due after five years through ten years	4,720	4,793
Due after ten years	1,727	1,772
U.S. agency mortgage-backed securities	2,026	2,047
Non-U.S. agency mortgage-backed securities	872	879
Total debt securities - available-for-sale	$18,222	$18,443

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$121	$121
Due after one year through five years	203	204
Due after five years through ten years	84	84
Due after ten years	114	115
Total debt securities - held-to-maturity	$522	$524
The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
Debt securities - available-for-sale:
State and municipal obligations	$507	$(5)	$17	$(1)	$524	$(6)
Corporate obligations	2,799	(39)	270	(8)	3,069	(47)
U.S. agency mortgage-backed securities	365	(3)	122	(3)	487	(6)
Non-U.S. agency mortgage-backed securities	317	(3)	93	(1)	410	(4)
Total debt securities - available-for-sale	$3,988	$(50)	$502	$(13)	$4,490	$(63)
Equity securities - available-for-sale	$140	$(16)	$82	$(42)	$222	$(58)
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$420	$(1)	$—	$—	$420	$(1)
State and municipal obligations	711	(4)	99	(1)	810	(5)
Corporate obligations	2,595	(17)	464	(9)	3,059	(26)
U.S. agency mortgage-backed securities	—	—	272	(5)	272	(5)
Non-U.S. agency mortgage-backed securities	254	(2)	114	(2)	368	(4)
Total debt securities - available-for-sale	$3,980	$(24)	$949	$(17)	$4,929	$(41)
Equity securities - available-for-sale	$107	$(6)	$88	$(19)	$195	$(25)
The Company’s unrealized losses from all securities as of September 30, 2015 were generated from approximately 6,000 positions out of a total of 23,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of September 30, 2015, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Total OTTI	$(4)	$(18)	$(8)	$(25)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(4)	(18)	(8)	(25)
Gross realized losses from sales	(9)	(3)	(20)	(42)
Gross realized gains from sales	41	51	127	250
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	28	30	99	183
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(11)	(11)	(37)	(67)
Realized gains, net of taxes	$17	$19	$62	$116
5.    Fair Value
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding assets and liabilities, related to a Supplemental Health Insurance Program (AARP Program), which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2015
Cash and cash equivalents	$7,865	$118	$—	$7,983
Debt securities - available-for-sale:
U.S. government and agency obligations	1,705	199	—	1,904
State and municipal obligations	—	6,142	—	6,142
Corporate obligations	15	7,368	88	7,471
U.S. agency mortgage-backed securities	—	2,047	—	2,047
Non-U.S. agency mortgage-backed securities	—	874	5	879
Total debt securities - available-for-sale	1,720	16,630	93	18,443
Equity securities - available-for-sale	1,137	12	363	1,512
Interest rate swap assets	—	168	—	168
Total assets at fair value	$10,722	$16,928	$456	$28,106
Percentage of total assets at fair value	38%	60%	2%	100%
Interest rate swap liabilities	$—	$1	$—	$1
December 31, 2014
Cash and cash equivalents	$7,472	$23	$—	$7,495
Debt securities - available-for-sale:
U.S. government and agency obligations	1,427	193	—	1,620
State and municipal obligations	—	6,668	—	6,668
Corporate obligations	2	7,257	68	7,327
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	874	6	880
Total debt securities - available-for-sale	1,429	17,048	74	18,551
Equity securities - available-for-sale	1,200	12	310	1,522
Interest rate swap assets	—	62	—	62
Total assets at fair value	$10,101	$17,145	$384	$27,630
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$55	$—	$55
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the nine months ended September 30, 2015 or 2014.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$162
State and municipal obligations	—	—	15	15	15
Corporate obligations	91	13	241	345	345
Total debt securities - held-to-maturity	$255	$13	$256	$524	$522
Other assets	$—	$478	$—	$478	$480
Long-term debt and other financing obligations	$—	$30,309	$—	$30,309	$28,796
December 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$180	$—	$—	$180	$178
State and municipal obligations	—	—	19	19	19
Corporate obligations	46	10	242	298	298
Total debt securities - held-to-maturity	$226	$10	$261	$497	$495
Other assets	$—	$478	$—	$478	$484
Long-term debt and other financing obligations	$—	$18,863	$—	$18,863	$17,085
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2015 or 2014.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2015
Balance at beginning of period	$84	$319	$403	$74	$310	$384
Purchases	12	45	57	22	59	81
Sales	(2)	(6)	(8)	(4)	(20)	(24)
Net unrealized gains in accumulated other comprehensive income	—	6	6	2	1	3
Net realized (losses) gains in investment and other income	(1)	(1)	(2)	(1)	13	12
Balance at end of period	$93	$363	$456	$93	$363	$456

September 30, 2014
Balance at beginning of period	$57	$302	$359	$42	$269	$311
Purchases	11	36	47	24	86	110
Sales	—	(18)	(18)	—	(169)	(169)
Net unrealized (losses) gains in accumulated other comprehensive income	(2)	(4)	(6)	—	6	6
Net realized (losses) gains in investment and other income	—	(15)	(15)	—	109	109
Balance at end of period	$66	$301	$367	$66	$301	$367
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions, except ranges)	Fair Value	Valuation Technique	Unobservable Input	Low	High
September 30, 2015
Equity securities - available-for-sale:
Venture capital portfolios	$322	Market approach - comparable companies	Revenue multiple	1.0	5.0
			EBITDA multiple	9.0	10.0
	41	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$363
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $93 million of available-for-sale debt securities as of September 30, 2015, which were not significant.

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
September 30, 2015
Cash and cash equivalents	$292	$—	$292
Debt securities:
U.S. government and agency obligations	444	142	586
State and municipal obligations	—	105	105
Corporate obligations	—	1,292	1,292
U.S. agency mortgage-backed securities	—	391	391
Non-U.S. agency mortgage-backed securities	—	199	199
Total debt securities	444	2,129	2,573
Other investments	—	83	83
Total assets at fair value	$736	$2,212	$2,948
Other liabilities	$7	$6	$13
December 31, 2014
Cash and cash equivalents	$415	$—	$415
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	95	95
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	340	340
Non-U.S. agency mortgage-backed securities	—	177	177
Total debt securities	409	2,057	2,466
Other investments	—	81	81
Total assets at fair value	$824	$2,138	$2,962
Other liabilities	$5	$13	$18
6.    Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2015			December 31, 2014
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$2,466	$690	$—	$1,801	$719	$20
Other policy liabilities	—	377	200	—	302	—
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on Medicare Part D.

7.    Medical Costs Reserve Development
The following table provides details of the Company's medical cost reserve development:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Related to Prior Years	$100	$120	$230	$380
Related to Current Year	50	150	N/A	N/A
In the three and nine months ended September 30, 2015 and 2014, the medical cost reserve development was driven by a number of individual factors that were not material.
8.    Health Insurance Industry Tax
The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax). In September 2015, the Company paid its full year 2015 Health Insurance Industry Tax of $1.8 billion. As of September 30, 2015, the deferred cost recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets related to the Health Insurance Industry Tax was $450 million. There was no liability or asset related to the Health Insurance Industry Tax recorded as of December 31, 2014 as the Health Insurance Industry Tax was paid in September 2014 and the asset was fully expensed by year end. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on the Health Insurance Industry Tax.

9.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	September 30, 2015			December 31, 2014
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$2,986	$2,986	$2,986	$321	$321	$321
Floating rate term loan due July 2016	1,500	1,500	1,500	—	—	—
4.875% notes due March 2015 (a)	—	—	—	416	419	419
0.850% notes due October 2015 (a), (b)	625	625	625	625	625	627
5.375% notes due March 2016 (a), (b)	601	610	612	601	623	634
1.875% notes due November 2016 (a), (b)	400	400	405	400	397	406
5.360% notes due November 2016	95	95	100	95	95	103
Floating rate notes due January 2017 (c)	750	750	750	—	—	—
6.000% notes due June 2017 (a), (b)	441	461	476	441	466	489
1.450% notes due July 2017 (c)	750	750	754	—	—	—
1.400% notes due October 2017 (a), (b)	625	625	629	625	616	624
6.000% notes due November 2017 (a), (b)	156	164	171	156	164	175
1.400% notes due December 2017 (a), (b)	750	753	749	750	745	749
6.000% notes due February 2018 (a), (b)	1,100	1,117	1,212	1,100	1,106	1,238
1.900% notes due July 2018 (c)	1,500	1,498	1,516	—	—	—
1.625% notes due March 2019 (a), (b)	500	504	497	500	496	493
2.300% notes due December 2019 (a)	500	508	507	500	496	502
2.700% notes due July 2020 (c)	1,500	1,499	1,535	—	—	—
3.875% notes due October 2020 (a)	450	461	483	450	450	477
4.700% notes due February 2021 (a)	400	422	445	400	413	450
3.375% notes due November 2021 (a)	500	510	525	500	496	519
2.875% notes due December 2021 (a)	750	768	761	750	748	759
2.875% notes due March 2022 (a)	1,100	1,077	1,110	1,100	1,042	1,104
3.350% notes due July 2022 (c)	1,000	999	1,032	—	—	—
0.000% notes due November 2022	15	10	12	15	10	11
2.750% notes due February 2023 (a)	625	623	616	625	604	613
2.875% notes due March 2023 (a)	750	797	747	750	777	745
3.750% notes due July 2025 (c)	2,000	1,995	2,067	—	—	—
4.625% notes due July 2035 (c)	1,000	1,000	1,055	—	—	—
5.800% notes due March 2036	850	845	1,016	850	845	1,052
6.500% notes due June 2037	500	495	637	500	495	670
6.625% notes due November 2037	650	646	836	650	646	888
6.875% notes due February 2038	1,100	1,085	1,465	1,100	1,085	1,544
5.700% notes due October 2040	300	298	354	300	298	378
5.950% notes due February 2041	350	348	424	350	348	455
4.625% notes due November 2041	600	593	615	600	593	646
4.375% notes due March 2042	502	486	494	502	486	536
3.950% notes due October 2042	625	612	589	625	611	621
4.250% notes due March 2043	750	740	742	750	740	786
4.750% notes due July 2045 (c)	2,000	1,992	2,111	—	—	—
Total commercial paper, term loan and long-term debt	$31,596	$31,647	$33,160	$17,347	$17,256	$19,034

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.

(b)	The Company terminated the interest rate swap contacts on these hedged instruments during the three months ended September 30, 2015. See below for more information on this termination.

(c)	Debt issued to fund the Catamaran acquisition. For more detail on Catamaran, see Note 2 of Notes to the Condensed Consolidated Financial Statements.
The Company’s long-term debt obligations also included $135 million and $150 million of other financing obligations, of which $46 million and $34 million were current as of September 30, 2015 and December 31, 2014, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2015, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2019 and November 2015, respectively. The Company also has a $2.0 billion 364-day revolving bank credit facility with 22 banks maturing in April 2016. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2015, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2015, annual interest rates would have ranged from 1.0% to 1.4%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of September 30, 2015.
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

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
September 30, 2015
Interest rate swap contracts	$5.1	$168	Other assets
		1	Other liabilities

December 31, 2014
Interest rate swap contracts	$10.7	$62	Other assets
		55	Other liabilities
During the three months ended September 30, 2015, the Company terminated $5.2 billion notional amount of its interest rate swap fair value hedges. The resulting gain was not material.
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Hedge - interest rate swap gain (loss) recognized in interest expense	$146	$(11)	$160	$122
Hedged item - long-term debt (loss) gain recognized in interest expense	(146)	11	(160)	(122)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—	$—	$—
10.    Shareholders’ Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured repurchase programs), subject to certain Board restrictions. During the nine months ended September 30, 2015, the Company repurchased 10 million shares at an average price of $112.30 per share and an aggregate cost of $1.1 billion. As of September 30, 2015, the Company had Board authorization to purchase up to 61 million shares of its common stock.
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
The following table provides details of the Company’s 2015 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 24, 2015	$0.3750	$357
June 24, 2015	0.5000	476
September 22, 2015	0.5000	477
11.    Share-Based Compensation
In June 2015, the Company’s shareholders approved an amendment to the 2011 Stock Incentive Plan (Plan). The approved amendment increased the number of shares authorized for issuance under the Plan by 70 million and removed the limit in the Plan for shares other than options and stock-settled stock appreciation rights (SARs) that can be awarded. The Company’s outstanding share-based awards consist mainly of nonqualified stock options, SARs and restricted stock and restricted stock units (collectively, restricted shares). As of September 30, 2015, the Company had 85 million shares available for future grants of share-based awards under its share-based compensation plan.
Stock Options and SARs
Stock option and SAR activity for the nine months ended September 30, 2015 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	33	$53
Granted	9	110
Exercised	(6)	52
Forfeited	(1)	79
Outstanding at end of period	35	68	6.1	$1,693
Exercisable at end of period	17	47	3.5	1,167
Vested and expected to vest, end of period	34	67	6.0	1,668

Restricted Shares
Restricted share activity for the nine months ended September 30, 2015 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$61
Granted	3	110
Vested	(5)	61
Nonvested at end of period	7	82
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$22	$17	$23	$22
Total intrinsic value of stock options and SARs exercised	74	89	402	375
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	122	80	110	71
Total fair value of restricted shares vested	41	5	448	428
Share-Based Compensation Items
Share-based compensation expense, before tax	95	81	306	269
Share-based compensation expense, net of tax effects	86	73	263	230
Income tax benefit realized from share-based award exercises	38	39	212	182

(in millions, except years)	September 30, 2015
Unrecognized compensation expense related to share awards	$536
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.6%	1.7%	1.6% - 1.7%	1.7% - 1.8%
Expected volatility	22.3%	27.2%	22.3% - 24.1%	27.2% - 39.6%
Expected dividend yield	1.6%	1.9%	1.4% - 1.7%	1.6% - 1.9%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.5	5.4	5.5 - 6.1	5.4
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI had never before issued a fine in excess of $8 million, CDI advocated a fine of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a fine of $11.5 million. The California Insurance Commissioner rejected the administrative law judge’s recommendation and on June 9, 2014, issued his own decision imposing a fine of approximately $174 million. On July 10, 2014, the Company filed a lawsuit in California state court challenging the Commissioner’s decision. On September 8, 2015, in the first phase of that lawsuit, the California state court issued an order invalidating certain of the regulations the Commissioner had relied upon in issuing his decision and penalty. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the wide range of possible outcomes, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting a regulatory fine in the event of a remand, and the various remedies and levels of judicial review that remain available to the Company.
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
Guaranty Fund Assessments
Under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies (including certain state health insurance cooperatives). In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court held a hearing on July 13-14, 2015 to begin its consideration of the latest proposed rehabilitation plan. The hearing is scheduled to continue on February 16, 2016.
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
The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx(a)	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2015
Revenues - external customers:
Premiums	$30,978	$823	$—	$—	$—	$823	$—	$31,801
Products	—	8	31	6,443	—	6,482	—	6,482
Services	1,710	594	592	140	—	1,326	—	3,036
Total revenues - external customers	32,688	1,425	623	6,583	—	8,631	—	41,319
Total revenues - intersegment	—	2,067	961	7,824	(222)	10,630	(10,630)	—
Investment and other income	129	40	1	—	—	41	—	170
Total revenues	$32,817	$3,532	$1,585	$14,407	$(222)	$19,302	$(10,630)	$41,489
Earnings from operations	$1,876	$363	$289	$490	$—	$1,142	$—	$3,018
Interest expense	—	—	—	—	—	—	(229)	(229)
Earnings before income taxes	$1,876	$363	$289	$490	$—	$1,142	$(229)	$2,789
Three Months Ended September 30, 2014
Revenues - external customers:
Premiums	$28,287	$685	$—	$—	$—	$685	$—	$28,972
Products	—	6	23	1,051	—	1,080	—	1,080
Services	1,617	373	521	24	—	918	—	2,535
Total revenues - external customers	29,904	1,064	544	1,075	—	2,683	—	32,587
Total revenues - intersegment	—	1,749	705	6,936	(124)	9,266	(9,266)	—
Investment and other income	135	36	1	—	—	37	—	172
Total revenues	$30,039	$2,849	$1,250	$8,011	$(124)	$11,986	$(9,266)	$32,759
Earnings from operations	$2,038	$314	$225	$326	$—	$865	$—	$2,903
Interest expense	—	—	—	—	—	—	(152)	(152)
Earnings before income taxes	$2,038	$314	$225	$326	$—	$865	$(152)	$2,751

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx(a)	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2015
Revenues - external customers:
Premiums	$93,069	$2,367	$—	$—	$—	$2,367	$—	$95,436
Products	1	24	67	8,843	—	8,934	—	8,935
Services	5,028	1,694	1,693	192	—	3,579	—	8,607
Total revenues - external customers	98,098	4,085	1,760	9,035	—	14,880	—	112,978
Total revenues - intersegment	—	6,061	2,623	22,579	(553)	30,710	(30,710)	—
Investment and other income	415	113	1	1	—	115	—	530
Total revenues	$98,513	$10,259	$4,384	$31,615	$(553)	$45,705	$(30,710)	$113,508
Earnings from operations	$5,805	$850	$782	$1,116	$—	$2,748	$—	$8,553
Interest expense	—	—	—	—	—	—	(530)	(530)
Earnings before income taxes	$5,805	$850	$782	$1,116	$—	$2,748	$(530)	$8,023
Nine Months Ended September 30, 2014
Revenues - external customers:
Premiums	$84,011	$1,916	$—	$—	$—	$1,916	$—	$85,927
Products	2	17	63	3,033	—	3,113	—	3,115
Services	4,849	878	1,578	81	—	2,537	—	7,386
Total revenues - external customers	88,862	2,811	1,641	3,114	—	7,566	—	96,428
Total revenues - intersegment	—	5,094	2,098	20,355	(354)	27,193	(27,193)	—
Investment and other income	502	110	1	—	—	111	—	613
Total revenues	$89,364	$8,015	$3,740	$23,469	$(354)	$34,870	$(27,193)	$97,041
Earnings from operations	$5,266	$749	$635	$859	$—	$2,243	$—	$7,509
Interest expense	—	—	—	—	—	—	(467)	(467)
Earnings before income taxes	$5,266	$749	$635	$859	$—	$2,243	$(467)	$7,042

(a)
As of September 30, 2015, OptumRx’s total assets were $25.7 billion as compared to $5.5 billion as of December 31, 2014. The increase was due to the Catamaran acquisition completed during the three months ended September 30, 2015. See Note 2 of Notes to the Condensed Consolidated Financial Statements for more information on the Company’s acquisition of Catamaran.

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
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system. We offer a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides pharmacy care services and information and technology-enabled health services.
Further information on our business is included in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K and additional information on our segments can be found in this Item 2 and in Note 13 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, Star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The previous Star bonus program, which paid bonuses to qualifying plans rated 3 stars or higher, expired after 2014. In 2015, quality bonus payments will be paid only to plans rated 4 stars and higher. For the 2015 Star bonus payment year, 39% of our Medicare Advantage members are enrolled in plans rated 4 stars or higher. For the 2016 and 2017 Star bonus payment years, we estimate approximately 56% and 63%, respectively, of our Medicare Advantage members will be enrolled in plans rated 4 stars or higher, based on current enrollment. We are dedicating substantial resources to advance our quality scores and Star ratings to strengthen our local market programs and further improve our performance in future years.
Health Insurance Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes a Health Insurance Industry Tax levied on risk-based products proportionally across the industry. The industry-wide amount of the annual tax is $11.3 billion in 2015 and we paid our proportionate share of $1.8 billion in September 2015. Health Reform Legislation also includes three programs designed to stabilize the health insurance markets. These programs encompass: a temporary reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. Of the $8 billion for the reinsurance program in 2015, $6 billion will fund the reinsurance pool and $2 billion will fund the U.S. Treasury. While funding for the reinsurance program will come from all commercial lines of business, only market reform compliant individual business will be eligible for reinsurance recoveries.
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
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues:
Premiums	$31,801	$28,972	$2,829	10%	$95,436	$85,927	$9,509	11%
Products	6,482	1,080	5,402	500	8,935	3,115	5,820	187
Services	3,036	2,535	501	20	8,607	7,386	1,221	17
Investment and other income	170	172	(2)	(1)	530	613	(83)	(14)
Total revenues	41,489	32,759	8,730	27	113,508	97,041	16,467	17
Operating costs:
Medical costs	25,618	23,092	2,526	11	77,333	69,823	7,510	11
Operating costs	6,301	5,436	865	16	18,102	15,836	2,266	14
Cost of products sold	6,100	955	5,145	539	8,311	2,776	5,535	199
Depreciation and amortization	452	373	79	21	1,209	1,097	112	10
Total operating costs	38,471	29,856	8,615	29	104,955	89,532	15,423	17
Earnings from operations	3,018	2,903	115	4	8,553	7,509	1,044	14
Interest expense	(229)	(152)	77	51	(530)	(467)	63	13
Earnings before income taxes	2,789	2,751	38	1	8,023	7,042	981	14
Provision for income taxes	(1,171)	(1,149)	22	2	(3,407)	(2,933)	474	16
Net earnings	1,618	1,602	16	1	4,616	4,109	507	12
Earnings attributable to noncontrolling interests	(21)	—	(21)	nm	(21)	—	(21)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,597	$1,602	$(5)	—%	$4,595	$4,109	$486	12%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.65	$1.63	$0.02	1%	$4.75	$4.15	$0.60	14%
Medical care ratio (a)	80.6%	79.7%	0.9%		81.0%	81.3%	(0.3)%
Operating cost ratio	15.2	16.6	(1.4)		15.9	16.3	(0.4)
Operating margin	7.3	8.9	(1.6)		7.5	7.7	(0.2)
Tax rate	42.0	41.8	0.2		42.5	41.7	0.8
Net earnings margin (b)	3.8	4.9	(1.1)		4.0	4.2	(0.2)
Return on equity (c)	19.3%	19.6%	(0.3)%		18.8%	16.8%	2.0%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2015 year-over-year operating comparisons to third quarter 2014 and other 2015 significant items.

•	Consolidated revenues grew 27%, UnitedHealthcare revenues grew 9% and Optum revenues grew 61%.

•	UnitedHealthcare grew to serve an additional 1.7 million people domestically.

•	Earnings from operations increased 4%, including an increase of 32% at Optum partially offset by a decrease of 8% at UnitedHealthcare.

•	Diluted earnings per common share increased 1% to $1.65.

•	Year-to-date 2015 cash flows from operations were $6.2 billion, an increase of 11%.

•
On July 23, 2015, we acquired Catamaran through the purchase of all of its outstanding common stock for cash. See Note 2 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.

2015 RESULTS OF OPERATIONS COMPARED TO 2014 RESULTS
Our results of operations for the three and nine months ended September 30, 2015 compared to the corresponding prior periods was affected by our acquisition of Catamaran on July 23, 2015.
Consolidated Financial Results
Revenues
The increase in revenues during the three and nine months ended September 30, 2015 was primarily driven by the effect of the Catamaran acquisition and organic growth in the number of individuals served across our benefits businesses and across all of Optum’s businesses.
Medical Costs and Medical Care Ratio
Medical costs during the three and nine months ended September 30, 2015 increased due to risk-based membership growth in our benefits businesses. The medical care ratio for the three months ended September 30, 2015 increased primarily due to increased medical spending for Medicare Star quality performance, an increased mix of government sponsored benefits businesses and lower levels of favorable reserve development. The medical care ratio for the nine months ended September 30, 2015 was consistent with 2014.
Operating Cost Ratio
The decrease in our operating cost ratio during the three and nine months ended September 30, 2015 was due to the inclusion of Catamaran and by growth in government benefits programs, both of which have lower operating cost ratios, and Company-wide productivity gains.

Reportable Segments
See Note 13 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues
UnitedHealthcare	$32,817	$30,039	$2,778	9%	$98,513	$89,364	$9,149	10%
OptumHealth	3,532	2,849	683	24	10,259	8,015	2,244	28
OptumInsight	1,585	1,250	335	27	4,384	3,740	644	17
OptumRx	14,407	8,011	6,396	80	31,615	23,469	8,146	35
Optum eliminations	(222)	(124)	98	79	(553)	(354)	199	56
Optum	19,302	11,986	7,316	61	45,705	34,870	10,835	31
Eliminations	(10,630)	(9,266)	1,364	15	(30,710)	(27,193)	3,517	13
Consolidated revenues	$41,489	$32,759	$8,730	27%	$113,508	$97,041	$16,467	17%
Earnings from operations
UnitedHealthcare	$1,876	$2,038	$(162)	(8)%	$5,805	$5,266	$539	10%
OptumHealth	363	314	49	16	850	749	101	13
OptumInsight	289	225	64	28	782	635	147	23
OptumRx	490	326	164	50	1,116	859	257	30
Optum	1,142	865	277	32	2,748	2,243	505	23
Consolidated earnings from operations	$3,018	$2,903	$115	4%	$8,553	$7,509	$1,044	14%
Operating margin
UnitedHealthcare	5.7%	6.8%	(1.1)%		5.9%	5.9%	—%
OptumHealth	10.3	11.0	(0.7)		8.3	9.3	(1.0)
OptumInsight	18.2	18.0	0.2		17.8	17.0	0.8
OptumRx	3.4	4.1	(0.7)		3.5	3.7	(0.2)
Optum	5.9	7.2	(1.3)		6.0	6.4	(0.4)
Consolidated operating margin	7.3%	8.9%	(1.6)%		7.5%	7.7%	(0.2)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
UnitedHealthcare Employer & Individual	$11,871	$10,610	$1,261	12%	$35,139	$32,296	$2,843	9%
UnitedHealthcare Medicare & Retirement	12,267	11,477	790	7	37,607	34,764	2,843	8
UnitedHealthcare Community & State	7,392	6,131	1,261	21	21,502	17,069	4,433	26
UnitedHealthcare Global	1,287	1,821	(534)	(29)	4,265	5,235	(970)	(19)
Total UnitedHealthcare revenues	$32,817	$30,039	$2,778	9%	$98,513	$89,364	$9,149	10%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2015	2014	2015 vs. 2014
Commercial risk-based	8,180	7,545	635	8%
Commercial fee-based, including TRICARE	21,350	21,210	140	1
Total commercial	29,530	28,755	775	3
Medicare Advantage	3,225	2,995	230	8
Medicaid	5,305	4,920	385	8
Medicare Supplement (Standardized)	4,010	3,715	295	8
Total public and senior	12,540	11,630	910	8
Total UnitedHealthcare - domestic medical	42,070	40,385	1,685	4
International	4,010	4,550	(540)	(12)
Total UnitedHealthcare - medical	46,080	44,935	1,145	3%
Supplemental Data:
Medicare Part D stand-alone	5,075	5,155	(80)	(2)%
The increase in commercial risk-based enrollment was a result of strong participation in UnitedHealthcare’s individual public exchange products and favorable annual renewal activity and new business wins in the employer group segment. Medicare Advantage participation increased year-over-year primarily due to growth in people served through employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of ACA Medicaid expansion, states launching new programs to complement established programs and growth in established programs, which was partially offset by a decrease of 175,000 people in one market, where an additional offering was introduced by the state in the first quarter of 2015. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to pricing and underwriting disciplines in Brazil in response to regulatory actions and declining employment levels in Brazil.
UnitedHealthcare’s revenue growth during the three and nine months ended September 30, 2015 was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings for the three months ended September 30, 2015 decreased year-over-year due to lower levels of favorable reserve development, increased investments in and medical costs associated with advancing Medicare Star performance, as well as the impact of individual public exchange products. Operating earnings for the nine months ended September 30, 2015 increased as strong growth across the business along with improved medical cost management and increased productivity more than offset the items that resulted in the third quarter operating earnings decrease.
Optum
Total revenues and operating earnings increased for the three and nine months ended September 30, 2015 as each reporting segment increased revenues and earnings from operations by double-digit percentages as a result of the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth during the three and nine months ended September 30, 2015 primarily due to growth in its health delivery businesses and the impact of acquisitions in patient care centers and population health management services. The operating margins for the three and nine months ended September 30, 2015 decreased from the prior year primarily due to investments made to develop future growth opportunities.
OptumInsight
Revenue, earnings from operations and operating margins at OptumInsight for the three and nine months ended September 30, 2015 increased primarily due to expansion and growth in care provider revenue management services, payment integrity and government exchange services.

OptumRx
Revenue and earnings from operations for the three and nine months ended September 30, 2015 increased due to the acquisition of Catamaran and strong organic growth. Operating margins for both the three and nine months ended September 30, 2015 decreased due to the inclusion of lower margin Catamaran business. For more information about Catamaran, see Note 2 in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
For the nine months ended September 30, 2015, our U.S. regulated subsidiaries paid their parent companies dividends of $3.5 billion, and we had approximately $1.1 billion in ordinary dividend capacity remaining for the year.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2015	2014	2015 vs. 2014
Sources of cash:
Cash provided by operating activities	$6,229	$5,622	$607
Issuances of commercial paper and long-term debt, net of repayments	14,231	543	13,688
Proceeds from common stock issuances	366	400	(34)
Customer funds administered	119	—	119
Sales and maturities of investments, net of purchases	—	253	(253)
Total sources of cash	20,945	6,818
Uses of cash:
Common stock repurchases	(1,130)	(3,024)	1,894
Cash paid for acquisitions, net of cash assumed	(16,183)	(851)	(15,332)
Purchases of investments, net of sales and maturities	(114)	—	(114)
Purchases of property, equipment and capitalized software, net	(1,072)	(1,121)	49
Cash dividends paid	(1,310)	(1,004)	(306)
Customer funds administered	—	(440)	440
Other	(497)	(424)	(73)
Total uses of cash	(20,306)	(6,864)
Effect of exchange rate changes on cash and cash equivalents	(151)	3	(154)
Net increase (decrease) in cash and cash equivalents	$488	$(43)	$531
2015 Cash Flows Compared to 2014 Cash Flows
Cash flows provided by operating activities in 2015 increased primarily due to improvement in net earnings and growth in risk-based products, which increased medical costs payable, partially offset by the increase in the third quarter payment of the 2015 Health Insurance Industry Tax and the first quarter 2015 payment of reinsurance program fees.
Other significant changes in sources or uses of cash year-over-year included increased cash paid for acquisitions and net debt issuances and decreased share repurchases, all due to the Catamaran acquisition.
Financial Condition
As of September 30, 2015, our cash, cash equivalent and available-for-sale investment balances of $27.9 billion included $8.0 billion of cash and cash equivalents (of which $983 million was available for general corporate use), $18.4 billion of debt securities and $1.5 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $456 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair values of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.4 years and a weighted-average credit rating of “AA” as of September 30, 2015. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 50%. As of September 30, 2015, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities was approximately 47%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In July 2015, we issued debt to fund the acquisition of Catamaran. For more information on this debt issuance, see Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of September 30, 2015, were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Negative	A+	Negative	A-	Negative	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
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
Share Repurchase Program. We expect continued moderated share repurchase activity for the remainder of 2015 due to the acquisition of Catamaran. For more information on our share repurchase program, see Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Dividends. In June 2015, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $2.00 per share. For more information on our dividend, see Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014 was disclosed in our 2014 10-K. During the nine months ended September 30, 2015, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. We are currently evaluating the effect of the new revenue recognition guidance.

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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2015 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2015
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$198	$238	$(1,380)	$(3,351)
1	99	119	(696)	(1,813)
(1)	(59)	(23)	634	2,121
(2)	nm	nm	1,013	4,487
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2015, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of September 30, 2015, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of September 30, 2015, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $280 million and $620 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 12 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2015

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2015	—	$—	—	63
August 31, 2015	2	116	2	61
September 30, 2015	—	—	—	61
Total	2	$116	2

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

ITEM 5.    OTHER INFORMATION
On November 5, 2015, we adopted an amendment (the “Amendment”) to the Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan which:

•
changed the change in control provision to a “double-trigger” provision requiring both a change in control and termination of employment in order for cash long-term incentive plan awards to be paid out; and

•
conformed the change in control definition to the definition in our equity award agreements , which included increasing from 20% to 50% the stock ownership threshold constituting a change in control and eliminating the Board’s ability to determine within its discretion whether a change in control has occurred.

The Amendment is attached hereto as Exhibit 10.3 and is incorporated herein by reference.
On November 5, 2015, we also adopted new forms of equity award agreements to be used for grants beginning in 2016 under the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2015 (the “2011 Plan”). The definition of “good reason” contained in each award agreement has been revised to delete as good reason triggers: (1) a diminution in budget responsibility, (2) a change in reporting relationship and (3) an office relocation of more than 25 miles. The performance-based restricted stock unit award agreement was further revised to include a “double-trigger” change in control provision requiring both a change in control and termination of employment for an award to vest in the event of a change in control.
The forms of stock option, restricted stock unit and performance-based restricted stock unit award agreements to be used for awards under the 2011 Plan beginning in 2016 are attached hereto as Exhibit 10.4, Exhibit 10.5 and Exhibit 10.6, respectively.

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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015)
*10.2	Sixth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
*10.3	Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan
*10.4
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

*10.5
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

*10.6
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	November 5, 2015
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	Dated:	November 5, 2015
David S. Wichmann

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 5, 2015
Thomas E. Roos

EXHIBIT INDEX**

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015)
*10.2	Sixth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
*10.3	Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan
*10.4
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

*10.5
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

*10.6
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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