Form 10-K
period 2015-12-31
UNITEDHEALTH GROUP INC
filed 2016-02-09
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $114,440,856,791 (based on the last reported sale price of $122.00 per share on June 30, 2015, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 29, 2016, there were 950,673,998 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
UnitedHealthcare provides health care benefits to an array of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and other individuals and serves the nation’s active and retired military and their families through the TRICARE program. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global includes Amil, a health care company providing health and dental benefits and hospital and clinical services to employer groups and individuals in Brazil, and other diversified global health businesses.
Optum is a health services business serving the broad health care marketplace, including payers, care providers, employers, governments, life sciences companies and consumers, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units that help improve overall health system performance through optimizing care quality, reducing costs and improving consumer experience and care provider performance across eight business markets: care delivery, care management, pharmacy care services, consumer engagement, distribution, health financial services, health care information technology and operational services and support.
Through UnitedHealthcare and Optum, in 2015, we processed one half trillion dollars in gross billed charges and we managed nearly $200 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Our two business platforms have four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
For our financial results and the presentation of certain other financial information by segment, including revenues and long-lived fixed assets by geographic source, see Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
UnitedHealthcare
Through its health benefits offerings, UnitedHealthcare is enabling better health, helping to control rising health care costs and creating a better health care experience for its customers. UnitedHealthcare’s market position is built on:

•	a national scale;

•	strong local market relationships;

•	the breadth of product offerings, which are responsive to many distinct market segments in health care;

•	service and advanced technology;

•	competitive medical and operating cost positions;

•	effective clinical engagement;

•	extensive expertise in distinct market segments; and

•	innovation for customers and consumers.
UnitedHealthcare utilizes Optum’s capabilities to help coordinate patient care, improve affordability of medical care, analyze cost trends, manage pharmacy benefits, work with care providers more effectively and create a simpler consumer experience.
In the United States, UnitedHealthcare arranges for discounted access to care through networks that include 1 million physicians and other health care professionals and approximately 6,000 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, individuals and military service members in the TRICARE west region. UnitedHealthcare Employer & Individual provides access to medical services for approximately 30 million people on behalf of our customers and alliance partners. This includes more than 190,000 employer customers across all 50 states. Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
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
The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities. UnitedHealthcare Employer & Individual’s UnitedHealth Premium® program is the longest-running physician quality and efficiency designation program in the industry, making it easier for consumers to access high-quality, cost-efficient care. UnitedHealthcare Employer & Individual has relationships with network care providers that integrate data and analytics, implement value-based payments and care management programs, and enable us to jointly better manage health care across populations.
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
UnitedHealthcare Employer & Individual also distributes its products through professional employer organizations, associations, private equity relationships and, increasingly, through both multi-carrier and its own proprietary private exchange marketplaces. UnitedHealthcare Marketplace is a shopping platform for employers seeking to offer their employees flexibility and a choice of UnitedHealthcare plans. UnitedHealthcare Employer & Individual is also participating in select multi-plan exchanges that are structured to encourage consumer choice. Direct-to-consumer sales are also supported by participation in multi-carrier health insurance marketplaces for individuals and small groups through exchanges. In 2015, UnitedHealthcare Employer & Individual participated in 23 individual and 12 small group state public exchanges and in 2016, will participate in individual public exchange offerings in 34 states. The Company is evaluating its level of participation in individual public exchange offerings for 2017. For more detail on our individual public exchange offerings, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual’s diverse product portfolio offers a continuum of benefit designs, price points and approaches to consumer engagement, which provides the flexibility to meet the needs of employers of all sizes, as well as the needs of individuals shopping for health benefits coverage. Cost pressures are accelerating demand for improved health care affordability and more coordinated care. UnitedHealthcare Employer & Individual is responding to this demand with new network and contracting constructs (such as performance incentives and benefit designs that direct more patients to higher-

performing care providers), alternative access to affordable and convenient care (such as through telehealth appointments with registered nurses and physicians) and a new consumer-responsive service model called Advocate4Me.
UnitedHealthcare Employer & Individual offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). The market for health benefit products is shifting, with benefit and network offerings shaped, at least in part, by the requirements and effects of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation), increased employer focus on quality and employee engagement and the urgent need to align the system around value.
Employers are seeking to offer comprehensive health benefits that improve the health and wellness of their populations and as a result, lower overall health care costs, while improving employee satisfaction. By promoting a healthy workforce, employers can maximize productivity and lower overall health care costs. UnitedHealthcare Employer & Individual offers affordable products and actionable information to enable better health outcomes and to help employers attract and retain talent. UnitedHealthcare Employer & Individual’s major product families include:
Traditional Products. Traditional products include a full range of medical benefits and network options from managed plans, such as Choice and Options PPO, to more traditional indemnity products. The plans offer a full spectrum of covered services, including preventive care, direct access to specialists and catastrophic protection.
Consumer Engagement Products. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs and consumer education. During 2015, nearly 35,000 employer-sponsored benefit plans, including nearly 400 employers in the large group self-funded market, purchased HRA or HSA products from us.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy benefits management products, which complement its service offerings by improving quality of care, engaging members and providing cost-saving options. All UnitedHealthcare Employer & Individual members are provided access to clinical products that help them make better health care decisions and better use of their medical benefits, which contribute to improved health and lowered medical expenses.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on funding type (fully insured or self-funded), line of business (e.g., small business, key accounts, public sector, national accounts or individuals) and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include:

•	wellness programs;

•	decision support;

•	utilization management;

•	case and disease management;

•	complex condition management;

•	on-site programs, including Know Your Numbers (biometrics) and flu shots;

•	incentives to reinforce positive behavior change;

•	mental health/substance use disorder management; and

•	employee assistance programs.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmaceutical management services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs that offer improved value and outcomes and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
Specialty Offerings. UnitedHealthcare Employer & Individual also delivers dental, vision, life and disability product offerings through an integrated approach, including a network of more than 22,000 vision offices and more than 80,000 dental offices, in private and retail settings.
UnitedHealthcare Military & Veterans. UnitedHealthcare Military & Veterans’ responsibility as a contractor is to augment the military’s direct care system by providing managed care support services, provider networks, medical management, claims/enrollment administration and customer service.

UnitedHealthcare Military & Veterans is the provider of health care services for nearly 3 million active duty and retired military service members and their families in 21 states under the Department of Defense’s (DoD) TRICARE Managed Care Support contract. The contract began on April 1, 2013. The DoD is moving from three to two regions for 2017. The government intends to make a decision in the spring of 2016, for contracts to begin delivering services on or about April 1, 2017. UnitedHealthcare Military & Veterans has submitted bids to offer services under the new contracts.
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services, as well as services dealing with chronic disease and other specialized issues common among older individuals. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing senior market segment, providing products and services in all 50 states, the District of Columbia and most U.S. territories. UnitedHealthcare Medicare & Retirement has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
UnitedHealthcare Medicare & Retirement offers a selection of products that allow people to obtain the health coverage and services they need as their circumstances change. UnitedHealthcare Medicare & Retirement is positioned to serve seniors who find that affordable, network-based care provided through Medicare Advantage plans meets their unique health care needs. For those who prefer traditional fee-for-service Medicare, UnitedHealthcare Medicare & Retirement offers both Medicare Supplement and Medicare Prescription Drug Benefit (Medicare Part D) prescription drug programs that supplement their government-sponsored Medicare by providing additional benefits and coverage options. Beneficiaries with special needs are served through UnitedHealthcare Medicare & Retirement Dual, Chronic and Institutional Special Needs Plans (SNPs) in many markets. UnitedHealthcare Medicare & Retirement services include care management and clinical management programs, a nurse health line service, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
UnitedHealthcare Medicare & Retirement’s seniors-focused care management model enables it to operate at a medical cost level below that of traditional Medicare. This model is based on more than 20 years of expertise in chronic disease care management, underpinned by a proprietary technology platform. These capabilities help improve the health and well-being of older, disabled or otherwise vulnerable individuals. For example, through UnitedHealth Group’s HouseCalls program, nurse practitioners performed approximately 1 million in-home preventative care visits in 2015 to identify, document and help close gaps in care for seniors.
Premium revenues from the Centers for Medicare & Medicaid Services (CMS) represented 26% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2015, most of which were generated by UnitedHealthcare Medicare & Retirement.
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
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and SNPs. Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which members reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement served more than 3 million people through its Medicare Advantage products as of December 31, 2015.
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
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. UnitedHealthcare Medicare & Retirement offers two stand-alone Medicare Part D plans: the AARP MedicareRx Preferred and the AARP MedicareRx Saver Plus plans. The stand-alone Medicare Part D plans address a large spectrum of beneficiaries’ needs and preferences for their prescription drug coverage, including low cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2015, UnitedHealthcare enrolled more than 8 million people in the Medicare Part D programs, including more than 5 million individuals in the stand-alone Medicare Part D plans and more than 3 million in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving more than 4 million seniors nationwide through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at diverse price points. These products cover the various levels of coinsurance and deductible gaps that seniors are exposed to in the traditional Medicare program.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, in exchange for a monthly premium per member from the state program. In some cases, these premiums are subject to experience or risk adjustments. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, Children’s Health Insurance Programs (CHIP), SNPs, integrated Medicare-Medicaid plans (MMP) and other federal, state and community health care programs. As of December 31, 2015, UnitedHealthcare Community & State participated in programs in 24 states and the District of Columbia, and served more than 5 million beneficiaries. Health Reform Legislation provided for optional Medicaid expansion effective January 1, 2014. Currently, UnitedHealthcare Community & State serves people through Medicaid expansion programs in 13 states. For further discussion of the Medicaid expansion under Health Reform Legislation, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
States using managed care services for Medicaid beneficiaries select health plans by using a formal bid process or by awarding individual contracts. A number of factors are considered by UnitedHealthcare Community & State when choosing programs for participation, including the state’s commitment and consistency of support for its Medicaid managed care program in terms of service, innovation and funding; the eligible population base, both immediate and long term; and the structure of the projected program. UnitedHealthcare Community & State works with its state customers to advocate for actuarially sound rates that are commensurate with medical cost trends.
The primary categories of eligibility for the programs served by UnitedHealthcare Community & State and its participation are:

•	Temporary Assistance to Needy Families, primarily women and children - 21 markets;

•	CHIP - 21 markets;

•	Aged, Blind and Disabled (ABD) - 19 markets;

•	SNP - 14 markets;

•	Medicaid Expansion - 13 markets;

•	Long-Term Services and Supports (LTSS) - 11 markets;

•	childless adults programs for the uninsured - 3 markets;

•	other programs (e.g., developmentally disabled, rehabilitative services) - 6 markets; and

•	MMP - 2 markets.
These health plans and care programs offered are designed to address the complex needs of the populations they serve, including the chronically ill, those with disabilities and people with a higher risk of medical, behavioral and social conditions. UnitedHealthcare Community & State administers benefits for the unique needs of children, pregnant women, adults, seniors and those who are institutionalized or are nursing home eligible. These individuals often live in areas that are medically underserved and are less likely to have a consistent relationship with the medical community or a care provider. These individuals also tend to face significant social and economic challenges.
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
The LTSS market represents only 6% of the total Medicaid population, yet accounts for more than 30% of total Medicaid expenditures. The LTSS population is made up of 3 million individuals who qualify for additional benefits under LTSS programs and represent a subset of the 16 million ABD Americans. Currently, 25% of the ABD population and 28% of the LTSS eligible population are served by comprehensive risk-based managed care programs. States are increasingly looking for solutions to not only help control costs, but to improve quality for the complex medical challenges faced by this population and are moving with greater speed to managed care programs.
There are more than 10 million individuals eligible for both Medicare and Medicaid. MMP beneficiaries typically have complex conditions with costs of care that are far higher than typical Medicare or Medicaid beneficiaries. While these individuals’ health needs are more complex and more costly, they have been historically served in unmanaged environments. This market provides UnitedHealthcare an opportunity to integrate Medicare and Medicaid funding and improve people’s health status through close coordination of care. While dual eligibles account for just 15% of the total Medicaid population, they account for approximately 35% of total Medicaid spending. As of December 31, 2015, UnitedHealthcare served nearly 350,000 people with complex conditions similar to those in an MMP population in legacy programs through Medicare Advantage dual SNPs and UnitedHealthcare Community & State served 24,000 people through MMP programs in Ohio and Texas.
UnitedHealthcare Global
UnitedHealthcare Global participates in international markets through national “in country” and cross-border strategic approaches. UnitedHealthcare Global’s cross-border health care business provides comprehensive health benefits, care management and care delivery for multinational employers, governments and individuals around the world. UnitedHealthcare Global’s goal is to create business solutions that are based on local expertise, infrastructure, culture and needs. As of December 31, 2015, UnitedHealthcare Global provided medical benefits to more than 4 million people, principally in Brazil, but also residing in more than 125 other countries.
Amil. Amil provides medical and dental benefits to more than 5 million people. Amil operates hospitals and specialty, primary care and emergency services clinics across Brazil, principally for the benefit of its members. Amil’s patients are also treated in its contracted provider network of more than 26,000 physicians and other health care professionals, approximately 2,100 hospitals and nearly 8,000 laboratories and diagnostic imaging centers. Amil offers a diversified product portfolio with a wide range of product offerings, benefit designs, price points and value, including indemnity products. Amil’s products include various administrative services such as network access and administration, care management and personal health services and claims processing.
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

•
Those who provide care: pharmacies, hospitals, physicians’ and other care providers’ practices and other health care facilities seeking to modernize the health system and support the best possible patient care and experiences.

•
Those who pay for care: health plans, employers, state, federal and municipal agencies, governmental departments and nonprofit associations devoted to ensuring the populations they sponsor receive high-quality care, administered and delivered efficiently and effectively.

•
Those who innovate for care: global life sciences organizations dedicated to developing more effective approaches to care, enabling technologies and medicines that improve care delivery and health outcomes.

Optum is organized in three reportable segments which focus on eight business markets to achieve its full potential for growth and leadership in the health services sector:

•	OptumHealth focuses on care delivery, care management, wellness and consumer engagement, distribution and health financial services;

•	OptumInsight delivers operational services and support and health care information technology services; and

•	OptumRx specializes in pharmacy care services.
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and health-related financial needs of more than 78 million unique individuals. OptumHealth enables population health management through programs offered by employers, payers, government entities and, increasingly, directly with the care delivery system. OptumHealth products and services deliver value by improving quality and patient satisfaction while lowering cost. OptumHealth builds high-performing networks and centers of excellence across the care continuum, by working directly with physicians to advance population health management and by coordinating care for the most medically complex patients.
OptumHealth offers its products on a risk basis, where it assumes responsibility for health care costs in exchange for a monthly premium per individual served, and on an administrative fee basis, under which it manages or administers delivery of the products or services in exchange for a fixed monthly fee per individual served. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.
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
OptumHealth is organized into two primary operating groups: OptumCare and Optum Consumer Solutions (OCS).
OptumCare

•
OptumCare partners closely with care providers to improve both the health of the populations they serve and the efficiency and cost-effectiveness of local care systems. Through networks comprised of employed, managed and contracted physicians, advanced practitioners and other providers, OptumCare assists care providers in adopting new approaches and technologies that improve collaboration and coordination among everyone involved in patient care. OptumCare also enables care providers’ transition from traditional, fee-for-service care delivery to performance-based delivery and payment models that put patient health and outcomes first, such as those emerging through accountable care organizations (ACOs) and local care provider partnerships. OptumCare builds partnerships with care providers who share its focus on creating strong and sustainable new approaches to care delivery and works with them to develop and deliver services around the spectrum of patient and community needs.

•
Mobile Care Delivery. OptumCare’s mobile care delivery business provides occupational health, medical and dental readiness services, treatments and immunization programs. These solutions serve a number of government and commercial clients, including the U.S. military.

OCS.

•
Population Health Management Services: OCS serves people through population health management services that meet both the preventative care and health intervention needs of consumers across the care continuum - physical health and wellness, mental health, complex medical conditions, disease management, hospitalization and post-acute care. This includes offering access to proprietary networks of provider specialists in many clinical specialties, including behavioral health, organ transplant, chiropractic and physical therapy. OCS engages consumers in managing their health, including guidance, tools and programs that help them achieve their health goals and maintain healthy lifestyles.

•
Distribution: This business provides sales and services through digital, phone and in-person interaction to assist individuals in selecting and understanding their benefits. OCS provides contact center support, multimodal software, data analysis and licensed sales agents that help clients acquire, retain and service large populations of health care consumers.

•
Financial Services: This business provides a range of health care financial products for individuals, employers, health care professionals and payers. OCS is a leading provider of consumer health care accounts. OCS also offers electronic claims payment services to care providers through Optum Bank, a wholly-owned subsidiary, with more than 3.8 million accounts and $4.2 billion in assets under management as of December 31, 2015. During 2015, Optum Bank processed more than $100 billion in medical payments to physicians and other health care providers.

OptumInsight
OptumInsight provides services, technology and health care expertise to major participants in the health care industry. OptumInsight’s capabilities are focused on modernizing the health system through technology, analytics and information that help drive higher quality and greater efficiency in the health care system. Hospital systems, physician practices, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
Many of OptumInsight’s software and information products, advisory consulting arrangements and outsourcing contracts are delivered over an extended period, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with OptumInsight’s customers. OptumInsight’s aggregate backlog at December 31, 2015, was $10.4 billion, of which $5.9 billion is expected to be realized within the next 12 months. This includes $3.8 billion related to intersegment agreements, all of which are included in the current portion of the backlog. OptumInsight’s aggregate backlog at December 31, 2014, was $8.6 billion. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.
OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface OptumInsight’s products with their applications.
OptumInsight provides capabilities targeted to the needs of four primary market segments: care providers (e.g., physician practices and hospital systems), payers, governments and life sciences organizations.
Care Providers. Serving five out of six U.S. hospitals and tens of thousands of physician practices, OptumInsight provides capabilities that help drive financial performance, meet compliance requirements and deliver health intelligence. OptumInsight brings an array of solutions to help care providers, with particular focus on clinical performance and quality improvement, population health management, data management and analytics, revenue management, cost containment, compliance, cloud-enabled collaboration and consumer engagement.
Payers. OptumInsight serves approximately 300 health plans by helping them improve operational and administrative efficiency, understand and optimize growth while managing risk, deliver on clinical performance and compliance goals and build and manage strong provider networks. OptumInsight is also helping payer clients adapt to new market models, including health insurance exchanges, consumer-driven health care and engagement, pay-for-value contracting and population health management.
Governments. OptumInsight provides services to federal and state government clients that are tailored to them as government payers, including data and analytics technology, claims management and payment accuracy services and strategic consulting. In addition, OptumInsight provides custom system integration expertise and services to meet complex government needs, including public health insurance exchanges.
Life Sciences. OptumInsight provides services to global life sciences organizations. These companies look to OptumInsight for data analytics and expertise in core areas of health economics and outcomes research; market access and reimbursement consulting; integrated clinical and health care claims data and informatics services; epidemiology and drug safety; and patient reported outcomes.
OptumRx
OptumRx provides a full spectrum of pharmacy care services to more than 66 million people in the United States through its network of more than 67,000 retail pharmacies and multiple home delivery facilities throughout the country. In 2016, OptumRx expects to manage nearly $80 billion in pharmaceutical spending, including more than $28 billion in specialty pharmaceutical spending. OptumRx’s pharmacy care services deliver a low-cost, high-quality pharmacy benefit through retail network contracting, including rebate management and clinical programs such as step therapy, formulary management, drug adherence and disease/drug therapy management programs.

The 2015 acquisition of Catamaran Corporation (Catamaran) allows OptumRx to better serve more people. OptumRx’s comprehensive whole-person approach integrates demographic, medical, pharmaceutical and other clinical data and than applies analytics to drive clinical care insight to support care treatments and compliance, benefiting clients and individuals through enhanced services and cost trend management. These enhancements will be driven by advanced technology, augmented resources and greater efficiencies and cost containment strategies through increased scale.
OptumRx provides pharmacy care services to a substantial majority of UnitedHealthcare members. Additionally, OptumRx manages specialty pharmacy benefits across nearly all of UnitedHealthcare’s businesses with services, including patient support and clinical programs designed to ensure quality and deliver value for consumers. OptumRx also provides pharmacy care services to non-affiliated external clients, including a number of health plans, large national employer plans, unions and trusts and government entities. These clients rely on OptumRx for components or all of their pharmacy care services. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
GOVERNMENT REGULATION
Most of our health and well-being businesses are subject to comprehensive federal, state and international laws and regulations. We are regulated by federal, state and international regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. The regulations can vary significantly from jurisdiction to jurisdiction and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political climate, could adversely affect our business.
If we fail to comply with, or fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal, state and international laws and regulations.

Federal Laws and Regulation
We are subject to various levels of U.S. federal regulation. For example, when we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. CMS regulates our UnitedHealthcare businesses and certain aspects of our Optum businesses. Payments by CMS to our businesses are subject to regulations, including those governing fee-for-service and the submission of information relating to the health status of enrollees for purposes of determining the amount of certain payments to us. CMS also has the right to audit our performance to determine our compliance with CMS contracts and regulations and the quality of care we provide to Medicare beneficiaries. Our commercial business is further subject to CMS audits related to risk adjustment and reinsurance data.
UnitedHealthcare Community & State has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance and the regulatory environment with respect to these programs is complex. We are also subject to federal law and regulations relating to the administration of contracts with federal agencies that are held by our Optum businesses and UnitedHealthcare Military & Veterans business, such as our TRICARE contract with the DoD. Our business is also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust.
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

Health Reform Legislation and the related federal and state regulations are affecting how we do business and could impact our results of operations, financial position and cash flows. See also Part I, Item 1A, “Risk Factors” for a discussion of the risks related to Health Reform Legislation and related matters.
Privacy, Security and Data Standards Regulation. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets and for the privacy and security of protected health information. ICD-10, the new system of assigning codes to diagnoses and procedures associated with health care in the United States replaced ICD-9 code sets as of October 1, 2015, and health plans and providers are now required to use ICD-10 codes for such diagnoses and procedures for dates of services on or after such date. Coding informs analytics and patient care decision making, so accuracy is critical to achieving the highest quality of care and delivering the best possible outcomes for patients.
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
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations that, where implemented by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. In 2014, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act that requires us to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. The first report was filed with Connecticut, our lead regulator, and with New York, as required by that state’s regulation, last year. It will be filed with both jurisdictions annually thereafter. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with Health Reform Legislation, which may affect our operations and our financial results.
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

Some of our business activity is subject to other health care-related regulations and requirements, including PPO, MCO, utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distributions laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
Guaranty Fund Assessments. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies (including state insurance cooperatives) that write the same line or similar lines of business. Assessments are generally based on a formula relating to our premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or through premiums. Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty association assessments.
Pharmacy Regulation. OptumRx’s businesses include home delivery and specialty pharmacies that must be licensed as pharmacies in the states in which they are located. Certain of our home delivery and specialty pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In addition to the laws and regulations in the states where our home delivery and specialty pharmacies are located, laws and regulations in non-resident states where we deliver pharmaceuticals may also apply, including the requirement to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our home delivery and specialty pharmacies to follow the laws of the state in which the pharmacies are located, but some states also require us to comply with the laws of that non-resident state when pharmaceuticals are delivered there. As certain of our home delivery and specialty pharmacies maintain certain Medicare and state Medicaid provider numbers, their participation in the programs requires them to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our home delivery and specialty pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
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
Consumer Protection Laws. Certain of our businesses participate in direct-to-consumer activities and are subject to regulations applicable to on-line communications and other general consumer protection laws and regulations.
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
International Regulation
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA), which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
COMPETITION
As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, HMOs, TPAs and business services outsourcing companies, health care professionals that have formed networks to contract directly with employers or with CMS, specialty benefit providers, government entities, disease management companies and various health information and consulting companies. For our UnitedHealthcare businesses, our competitors include Aetna Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, Health Net, Inc., Humana Inc., Kaiser Permanente, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and, with respect to our Brazilian operations, several established competitors in Brazil and other enterprises that serve more limited geographic areas. For our OptumRx businesses, our competitors include CVS Health Corporation, Express Scripts, Inc. and Prime Therapeutics LLC. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We compete on the basis of the sales, marketing and pricing of our products and services; product innovation; consumer engagement and satisfaction; the level and quality of products and services; care delivery; network and clinical management capabilities; market share; product distribution systems; efficiency of administration operations; financial strength; and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including by maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

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
EMPLOYEES
As of December 31, 2015, we employed more than 200,000 individuals.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 9, 2016, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	63	Chief Executive Officer
David S. Wichmann	53	President and Chief Financial Officer
Larry C. Renfro	62	Vice Chairman of UnitedHealth Group and Chief Executive Officer of Optum
Thomas E. Roos	43	Senior Vice President and Chief Accounting Officer
Marianne D. Short	64	Executive Vice President and Chief Legal Officer
D. Ellen Wilson	58	Executive Vice President, Human Capital
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
Mr. Roos is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since August 2015. Prior to joining UnitedHealth Group, Mr. Roos was a Partner at Deloitte & Touche LLP, an independent registered accounting firm, from September 2007 to August 2015.
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
Additional Information
UnitedHealth Group Incorporated was incorporated in January 1977 in Minnesota. On July 1, 2015, UnitedHealth Group Incorporated changed its state of incorporation from Minnesota to Delaware pursuant to a plan of conversion. For more detail on our reincorporation, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.
You can access our website at www.unitedhealthgroup.com to learn more about our Company. From that site, you can download and print copies of our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our certificate of incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters and Code of Conduct. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
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
ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENTS
The statements, estimates, projections or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” or similar words or phrases are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Any forward-looking statement speaks only as of the date of this report and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.
The following discussion contains cautionary statements regarding our business that investors and others should consider. We do not undertake to address in future filings or communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining our future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.
If we fail to estimate, price for and manage our medical costs in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise over 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, federal and state regulatory requirements obligate our commercial, Medicare Advantage and certain state-based Medicaid health plans to maintain minimum MLRs, which could make it more difficult for us to obtain price increases for our products. In addition, our OptumCare business negotiates capitation arrangements with commercial third-party payers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. If we fail to predict accurately, price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies is typically at a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, natural catastrophes or other large-scale medical emergencies, epidemics, the introduction of new or costly drugs, treatments and technology, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2015 medical costs for commercial insured products were 1% higher, without proportionally higher revenues from such products, our annual net earnings for 2015 would have been reduced by approximately $210 million, excluding any offsetting impact from reduced premium rebates due to minimum MLRs.
In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove inaccurate, our results of operations could be materially and adversely affected.
Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Some of our UnitedHealthcare and Optum businesses hold or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. In addition, under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies (including state insurance cooperatives) that write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty association assessments.
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
Certain of our Optum businesses are also subject to regulations, which are distinct from those faced by our insurance and HMO subsidiaries, including, for example, state telemedicine regulations, debt collection laws, banking regulations, distributor and producer licensing requirements, state corporate practice of medicine doctrines, fee-splitting rules, health care facility licensure and certificate of need requirements, some of which could impact our relationships with physicians, hospitals and customers. These risks and uncertainties may materially and adversely affect our ability to market our products and services, or to do so at targeted margins, or may increase the regulatory burdens under which we operate.
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
We must also obtain and maintain regulatory approvals to market many of our products and services, increase prices for certain regulated products and services and complete certain acquisitions and dispositions or integrate certain acquisitions. For example, premium rates for our health insurance and managed care products are subject to regulatory review or approval in many states and by the federal government. Additionally, we must submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. Geographic and product expansions may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary by jurisdiction. We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our Amil business subjects us to Brazilian laws and regulations affecting the managed care and to insurance industries and regulation by Brazilian regulators, including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations.
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
Our results of operations, financial position and cash flows could be materially and adversely affected if the number of individuals who gain coverage under Health Reform Legislation varies from our expectations, if the demand for Health Reform Legislation related products and capabilities offered by our Optum businesses is less than anticipated or if our costs are greater than anticipated. For a discussion of individual exchange-compliant products, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments, audits and government investigations that could materially and adversely affect our business, results of operations, financial position and cash flows.
We participate in various federal, state and local government health care benefit programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs, CHIP and our TRICARE contract with the DoD, and receive substantial revenues from these programs. Certain of our Optum businesses also provide services to payers participating in government health care programs. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies, or, as is a typical feature of many government contracts, termination of the contract at the option of the government, may materially and adversely affect our results of operations, financial position and cash flows.
The government health care programs in which we participate generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit.
Under the Medicaid managed care program, state Medicaid agencies seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. In the event any of these assumptions is materially incorrect, either as a result of unforeseen changes to the programs on which we bid, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of Health Reform Legislation, CMS has a system that provides various quality bonus payments to plans that meet certain quality star ratings at the local plan level. The star rating system considers various measures adopted by CMS, including, among other things, quality of care, preventative services, chronic illness management and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect our membership levels, results of operations, financial position and cash flows. In addition, under Health Reform Legislation, Congress authorized CMS and the states to implement MMP managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Health plan participation in these demonstration programs is subject to CMS approval of specified care delivery models and the satisfaction of conditions to participation, including meeting certain performance requirements. Any changes in standards or care delivery models that apply to government health care programs, including Medicare, Medicaid and the MMP demonstration programs for dually eligible beneficiaries, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
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
We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Certain of our businesses have been reviewed or are currently under review, including for compliance with coding and other requirements under the Medicare risk-adjustment model, our chart review programs and related processes. Such investigations, audits or reviews sometimes arise out of or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA imposed further restrictions on our ability to collect, disclose and use sensitive personal information and imposed additional compliance requirements on our business. While we transitioned to ICD-10 as a HIPAA-regulated entity, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment or increased medical costs for full-risk health insurance products.
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
Our businesses providing pharmacy care services face regulatory and operational risks and uncertainties that may differ from the risks of our other businesses.
We provide pharmacy care services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. OptumRx also conducts business through home delivery and specialty pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the U.S. Drug Enforcement Administration and individual state controlled substance authorities. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including potential new regulations regarding the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals and pharmacy network reimbursement methodologies.
Our pharmacy care services businesses would be materially and adversely affected by our inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, and could face potential claims in connection with purported errors by our home delivery or specialty pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions at any of our home delivery or specialty pharmacies due to an accident or an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans that are subject to ERISA. A private party or the DOL, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where our pharmacy care services businesses are not contractually obligated to assume fiduciary obligations. In the event a court were to determine that fiduciary obligations apply to our pharmacy care services businesses in connection with services for which our pharmacy care services businesses are not contractually obligated to assume fiduciary obligations, we could be subject to claims for breaches of fiduciary obligations or claims that we entered into certain prohibited transactions.
If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses compete throughout the United States, Brazil and other foreign markets and face significant competition in all of the geographic markets in which we operate. In particular markets, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; lower profit margin or financial return expectations; or other factors that give such competitors a competitive advantage. In addition, our competitive position may be adversely affected by significant merger and acquisition activity that has occurred in the industries in which we operate, both among our competitors and suppliers (including hospitals, physician groups and other care professionals). Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability. Additionally, new direct-to-consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits, health care usage, and in the effective navigation of the health care system we may be challenged by new technologies and market entrants that could disrupt our existing relationship with health plan enrollees in these areas. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other service providers, our business could be materially and adversely affected.
Our results of operations and prospects are substantially dependent on our continued ability to contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and other service providers at competitive prices. Any failure to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes that may be costly, distract managements’ attention and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations; practice management companies (which aggregate physician practices for administrative efficiency); and other organizational structures that physicians, hospitals and other care providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
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
The success of certain businesses, including OptumCare and Amil, depend on maintaining satisfactory physician employment relationships. The primary care physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. There is and will likely be heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with primary care physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with health insurance and HMO competitors of UnitedHealthcare. Our business could suffer if our affiliated physician organizations fail to maintain relationships with these health insurance or HMO companies, or adequately price their contracts with these third-party payers.
In addition, physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and certain health care providers are customers of our Optum businesses. Given the importance of health care providers and other constituents to our businesses, failure to maintain satisfactory relationships with them could materially and adversely affect our results of operations, financial position and cash flows.
We are routinely subject to various litigation actions due to the nature of our business, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we operate in jurisdictions outside of the United States, where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows. Success in completing acquisitions is also dependent upon efficiently integrating the acquired business into our existing operations, including our internal control environment, or otherwise leveraging its operations, which may present challenges that are different from those presented by organic growth and that may be difficult for us to manage. If we cannot successfully integrate these acquisitions and to realize contemplated revenue growth opportunities and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
As we expand and operate our business outside of the United States, we are presented with challenges that differ from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management and other resources to the acquired businesses before we realize anticipated synergies or other benefits from the acquired businesses. These challenges vary widely by country and may include political instability, government intervention, discriminatory regulation and currency exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate or converting local currencies that we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
Foreign currency exchange rates and fluctuations may have an impact on our equity from period to period, which could adversely affect our debt to debt-plus-equity ratio, and our future revenues, costs and cash flows from international operations. Any measures we may implement to reduce the effect of volatile currencies may be costly or ineffective.
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
Unfavorable economic conditions may impact demand for certain of our products and services. For example, high unemployment can cause lower enrollment or lower rates of renewal in our employer group plans. Unfavorable economic conditions have also caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in our membership levels and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
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
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which constitute the vast majority of the fair value of our investments as of December 31, 2015. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income, and the continuation of the current low interest rate environment could further adversely affect our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily from investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments, which could materially and adversely affect our profitability and equity.
There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have a material adverse effect on our results of operations and the capital position of regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2015, goodwill and other intangible assets had a carrying value of $53 billion, representing 47% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely impact our credit ratings and potentially impact our compliance with the covenants in our bank credit facilities.
If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our ability to price adequately our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to report accurately our results of operations depends on the integrity of the data in our information systems. We periodically consolidate, integrate, upgrade and expand our information systems capabilities as a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, experience problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, become subject to regulatory sanctions or penalties, incur increases in operating expenses or suffer other adverse consequences. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
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
We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or third-parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our facilities may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human errors; or other similar events that could negatively affect our systems and our and our customer’s data.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us or our customers or other third-parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
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
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek prior approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment cycle, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.
Any downgrades in our credit ratings could adversely affect our business, financial condition and results of operations.
Claims paying ability, financial strength and credit ratings by Nationally Recognized Statistical Rating Organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. There can be no assurance that our current credit ratings will be maintained in the future. Downgrades in our credit ratings, should they occur, could materially increase our costs of or ability to access funds in the debt and capital markets and otherwise materially increase our operating costs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
To support our business operations in the United States and other countries we own and lease real properties. Our various reportable segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Litigation Matters” and “Governmental Investigations, Audits and Reviews” in Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 29, 2016, there were 13,501 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE and cash dividends declared for our last two fiscal years were as follows:

	High	Low	Cash Dividends Declared
2015
First quarter	$123.76	$98.46	$0.3750
Second quarter	$124.11	$111.12	$0.5000
Third quarter	$126.21	$95.00	$0.5000
Fourth quarter	$125.99	$109.61	$0.5000

2014
First quarter	$83.32	$69.57	$0.2800
Second quarter	$83.05	$73.61	$0.3750
Third quarter	$88.85	$78.74	$0.3750
Fourth quarter	$104.00	$80.72	$0.3750
DIVIDEND POLICY
In June 2015, our Board of Directors increased the Company’s quarterly cash dividend to stockholders to an annual dividend rate of $2.00 per share compared to the annual dividend rate of $1.50 per share, which the Company had paid since June 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During 2015, the Company repurchased 10.7 million shares at an average price of $112.45 per share, including less than one million shares at an average price of $115.01 per share for the three months ended December 31, 2015.
PERFORMANCE GRAPHS
The following two performance graphs compare our total return to stockholders with the returns of indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”) for the five-year period ended December 31, 2015. The second graph compares our cumulative total return to stockholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2015. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2010 in our common stock and in each index, and that dividends were reinvested when paid.

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

	12/10	12/11	12/12	12/13	12/14	12/15
UnitedHealth Group	$100.00	$142.19	$154.40	$217.75	$297.14	$351.39
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Fortune 50 Group	100.00	99.97	118.45	151.40	159.47	164.65
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group
The companies included in our peer group are Aetna Inc., Anthem Inc., Cigna Corporation and Humana Inc. We believe that this peer group reflects publicly traded peers to our UnitedHealthcare businesses.

	12/10	12/11	12/12	12/13	12/14	12/15
UnitedHealth Group	$100.00	$142.19	$154.40	$217.75	$297.14	$351.39
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	129.91	131.22	203.90	267.72	334.49
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2015 (a)	2014	2013	2012 (b)	2011
Consolidated operating results
Revenues	$157,107	$130,474	$122,489	$110,618	$101,862
Earnings from operations	11,021	10,274	9,623	9,254	8,464
Net earnings attributable to UnitedHealth Group common stockholders	5,813	5,619	5,625	5,526	5,142
Return on equity (c)	17.7%	17.3%	17.7%	18.7%	18.9%
Basic earnings per share attributable to UnitedHealth Group common stockholders	$6.10	$5.78	$5.59	$5.38	$4.81
Diluted earnings per share attributable to UnitedHealth Group common stockholders	6.01	5.70	5.50	5.28	4.73
Cash dividends declared per common share	1.8750	1.4050	1.0525	0.8000	0.6125

Consolidated cash flows from (used for)
Operating activities	$9,740	$8,051	$6,991	$7,155	$6,968
Investing activities	(18,395)	(2,534)	(3,089)	(8,649)	(4,172)
Financing activities	12,239	(5,293)	(4,946)	471	(2,490)

Consolidated financial condition
(as of December 31)
Cash and investments	$31,703	$28,063	$28,818	$29,148	$28,172
Total assets	111,383	86,382	81,882	80,885	67,889
Total commercial paper and long-term debt	32,094	17,406	16,860	16,754	11,638
Redeemable noncontrolling interests	1,736	1,388	1,175	2,121	—
Total equity	33,725	32,454	32,149	31,178	28,292

(a)	Includes the effects of the July 2015 Catamaran acquisition and related debt issuances.

(b)	Includes the effects of the October 2012 Amil acquisition and related debt and equity issuances.

(c)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters of the year presented.

Financial Highlights should be read with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

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
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data; information and intelligence; and clinical care management and coordination to help meet the demands of the health system. We offer a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Business Trends
Our businesses participate in the United States, Brazilian and certain other international health economies. In the United States, health care spending has grown consistently for many years and comprises approximately 18% of gross domestic product. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations. Our review of regulatory considerations involves a focus on minimum MLR thresholds and the risk adjustment and reinsurance provisions that impact the small group and individual markets. We will continue seeking to balance growth and profitability across all of these dimensions.
The commercial risk market remains highly competitive in both the small group and large group markets. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. Health Reform Legislation included an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. Health Reform Legislation also included three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program (Reinsurance Program). Health plans have generally reflected the Health Insurance Industry Tax and Reinsurance Program (together, ACA Fees) in their pricing. Conversely, the industry has continued to experience favorable medical cost trends due to moderated utilization, which has impacted pricing trends. In 2015, health plans’ pricing returned to a more normal year-over-year inflation after pricing for higher costs due to ACA Fees in 2014. As always, the intensity of pricing competition depends on local market conditions and competitive dynamics. A provision in the 2016 Federal Budget imposes a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax. This will impact our pricing for contracts that renew during 2016 but cover all or portions of 2017.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect continued Medicaid revenue growth due to anticipated increases in the number of people we serve; we also believe that the reimbursement rate environment creates the risk of downward pressure on Medicaid net margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We advocate for actuarially sound rates that are commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. Consistent with our experience in recent years, our 2015 cost trends were largely driven by unit cost pressures from health care providers. In 2016, we expect continued unit cost pressure and a modest increase in utilization. We endeavor to mitigate those increases with medical management. Our 2016 management activities include managing costs across all health care categories, including specialty pharmacy spending, as new therapies are introduced at high costs and older drugs have unexpected price increases.
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality, improve the health of populations and reduce costs. We continue to see a greater number of people enrolled in plans with underlying incentive-based care provider reimbursement models that reward high-quality, affordable care and foster collaboration. We work together with clinicians to leverage our data and analytics to provide the necessary information to close gaps in care and improve overall health outcomes for patients.
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2015, we served more than 14 million people through some form of aligned contractual arrangement, including full-risk, shared-risk and bundled episode-of-care and performance incentive payment approaches. As of December 31, 2015, our contracts with value-based spending total nearly $46 billion annually, up from $13 billion in 2011.
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
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage rates have been cut over the last several years, with additional funding reductions to be phased-in through 2017. The final 2016 Medicare Advantage rates were more stable than in recent years, with an expected average increase in industry funding of approximately 1.25%. However, these rates still trail the typical industry forward medical cost trend of 3% which creates continued pressure in the Medicare Advantage program. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors affected our plan benefit designs, market participation, growth prospects and earnings expectations for our Medicare Advantage plans for 2016.
The ongoing reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase the member premiums that supplement the monthly payments we receive from the government and decide on a county-by-county basis where we will offer Medicare Advantage plans.
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
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan can use to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. Beginning in 2015, quality bonus payments were paid only to plans rated 4 stars and higher. We expect that approximately 56% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2016 compared with approximately 39% of members in plans rated four stars or higher for payment year 2015. We further expect that at least 63% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2017. We continue to dedicate substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance.
Health Insurance Industry Tax and Premium Stabilization Programs. The industry-wide amount of the Health Insurance Industry Tax was $11.3 billion in 2015 and will remain at that level in 2016. A provision in the 2016 Federal Budget imposes a one year moratorium for 2017, on the collection of the Health Insurance Industry Tax. The Health Insurance Industry Tax will again be imposed for 2018 and beyond. In 2016, we expect that our share of the Health Insurance Industry Tax will increase to $1.9 billion from $1.8 billion in 2015 due to growth in our business.
The Reinsurance Program is a temporary program that will be funded on a per capita basis from all commercial lines of business, including insured and self-funded arrangements. The total three year amount of $25 billion for the Reinsurance

Program is allocated as follows: $20 billion (2014 - $10 billion, 2015 - $6 billion, 2016 - $4 billion) subject to increases based on state decisions, to fund the reinsurance pool and $5 billion (2014 and 2015 - $2 billion, 2016 - $1 billion) to fund the U.S. Treasury. The actual 2014 Reinsurance Program contributions totaled approximately $9.7 billion, which was $2.3 billion short of the expected amount; all was used to fund the Reinsurance Program. While funding for the Reinsurance Program will come from all commercial lines of business, only market reform compliant individual businesses will be eligible for reinsurance recoveries. We have not recorded any receivables under the temporary risk corridor program for 2014 or 2015 due to uncertainty over the level of government funding for this program and the ultimate collectability of these funds.
For detail on the Health Insurance Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Individual Public Exchanges. After a measured approach to the individual public exchange market in 2014 in which we participated in only four states, we expanded significantly in 2015 to participate in 23 states. In 2016, we are expanding our individual public exchange offerings by 11 states to a total of 34 states. Recent data, however, has caused us to reconsider our long-term position in the individual public exchange market. We have seen lower consumer participation than we and others expected, lower government expectations for future consumer participation, declining performance in and accelerating failures of government-sponsored cooperatives and worsening of our own claims experience. We have recorded a premium deficiency reserve for a portion of our estimated 2016 losses in our 2015 results for in-force contracts as of January 1, 2016. We are not pursuing membership growth and have taken a comprehensive set of actions (e.g., increased prices and eliminated marketing and commissions) to contain membership growth. By mid-2016 we will determine to what extent, if any, we will continue to offer products in the individual public exchange market in 2017.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$127,163	$115,302	$109,557	$11,861	10%	$5,745	5%
Products	17,312	4,242	3,190	13,070	308	1,052	33
Services	11,922	10,151	8,997	1,771	17	1,154	13
Investment and other income	710	779	745	(69)	(9)	34	5
Total revenues	157,107	130,474	122,489	26,633	20	7,985	7
Operating costs (a):
Medical costs	103,875	93,633	89,659	10,242	11	3,974	4
Operating costs	24,312	21,263	18,941	3,049	14	2,322	12
Cost of products sold	16,206	3,826	2,891	12,380	324	935	32
Depreciation and amortization	1,693	1,478	1,375	215	15	103	7
Total operating costs	146,086	120,200	112,866	25,886	22	7,334	6
Earnings from operations	11,021	10,274	9,623	747	7	651	7
Interest expense	(790)	(618)	(708)	172	28	(90)	(13)
Earnings before income taxes	10,231	9,656	8,915	575	6	741	8
Provision for income taxes	(4,363)	(4,037)	(3,242)	326	8	795	25
Net earnings	5,868	5,619	5,673	249	4	(54)	(1)
Earnings attributable to noncontrolling interests	(55)	—	(48)	55	nm	(48)	nm
Net earnings attributable to UnitedHealth Group common stockholders	$5,813	$5,619	$5,625	$194	3%	$(6)	—%
Diluted earnings per share attributable to UnitedHealth Group common stockholders	$6.01	$5.70	$5.50	$0.31	5%	$0.20	4%
Medical care ratio (b)	81.7%	81.2%	81.8%	0.5%		(0.6)%
Operating cost ratio	15.5	16.3	15.5	(0.8)		0.8
Operating margin	7.0	7.9	7.9	(0.9)		—
Tax rate	42.6	41.8	36.4	0.8		5.4
Net earnings margin (c)	3.7	4.3	4.6	(0.6)		(0.3)
Return on equity (d)	17.7%	17.3%	17.7%	0.4%		(0.4)%
nm= not meaningful

(a)
During the fourth quarter of 2015, the Company changed its presentation of certain pharmacy fulfillment costs related to its OptumRx business. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information on this reclassification.

(b)	Medical care ratio is calculated as medical costs divided by premium revenue.

(c)	Net earnings margin attributable to UnitedHealth Group stockholders.

(d)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters in the year presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select 2015 year-over-year operating comparisons to 2014 and other 2015 significant items.

•	Consolidated revenues increased by 20%, Optum revenues grew 42% and UnitedHealthcare revenues increased 10%.

•	UnitedHealthcare grew to serve an additional 1.7 million people domestically. Each Optum business grew revenues by 19% or more.

•	Earnings from operations increased by 7%, including an increase of 30% at Optum partially offset by a decrease of 3% at UnitedHealthcare.

•	Diluted earnings per common share increased 5% to $6.01.

•	Cash flow from operations were $9.7 billion an increase of 21%.

•
On July 23, 2015, we acquired Catamaran through the purchase of all of its outstanding common stock for cash. See Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” for more information.

2015 RESULTS OF OPERATIONS COMPARED TO 2014 RESULTS
Our results of operations during the year ended December 31, 2015 were affected by our acquisition of Catamaran on July 23, 2015.
Consolidated Financial Results
Revenues
The increase in revenues was primarily driven by the effect of the Catamaran acquisition and organic growth in the number of individuals served across our benefits businesses and across all of Optum’s businesses.
Medical Costs
Medical costs increased primarily due to risk-based membership growth in our benefits businesses. Medical costs also included losses on individual exchange-compliant products related to 2015, and the establishment of premium deficiency reserves related to the 2016 policy year for anticipated future losses for in-force individual exchange-compliant contracts and a new state Medicaid contract.
Operating Cost Ratio
The decrease in our operating cost ratio was due to the inclusion of Catamaran and growth in government benefits programs, both of which have lower operating cost ratios and Company wide productivity gains.
Reportable Segments
See Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues
UnitedHealthcare	$131,343	$119,798	$113,725	$11,545	10%	$6,073	5%
OptumHealth	13,927	11,032	9,855	2,895	26	1,177	12
OptumInsight	6,196	5,227	4,714	969	19	513	11
OptumRx	48,272	31,976	24,006	16,296	51	7,970	33
Optum eliminations	(791)	(489)	(458)	302	62	31	7
Optum	67,604	47,746	38,117	19,858	42	9,629	25
Eliminations	(41,840)	(37,070)	(29,353)	4,770	13	7,717	26
Consolidated revenues	$157,107	$130,474	$122,489	$26,633	20%	$7,985	7%
Earnings from operations
UnitedHealthcare	$6,754	$6,992	$7,132	$(238)	(3)%	$(140)	(2)%
OptumHealth	1,240	1,090	949	150	14	141	15
OptumInsight	1,278	1,002	831	276	28	171	21
OptumRx	1,749	1,190	711	559	47	479	67
Optum	4,267	3,282	2,491	985	30	791	32
Consolidated earnings from operations	$11,021	$10,274	$9,623	$747	7%	$651	7%
Operating margin
UnitedHealthcare	5.1%	5.8%	6.3%	(0.7)%		(0.5)%
OptumHealth	8.9	9.9	9.6	(1.0)%		0.3
OptumInsight	20.6	19.2	17.6	1.4%		1.6
OptumRx	3.6	3.7	3.0	(0.1)%		0.7
Optum	6.3	6.9	6.5	(0.6)%		0.4
Consolidated operating margin	7.0%	7.9%	7.9%	(0.9)%		—%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
UnitedHealthcare Employer & Individual	$47,194	$43,017	$44,847	$4,177	10%	$(1,830)	(4)%
UnitedHealthcare Medicare & Retirement	49,735	46,258	44,225	3,477	8	2,033	5
UnitedHealthcare Community & State	28,911	23,586	18,268	5,325	23	5,318	29
UnitedHealthcare Global	5,503	6,937	6,385	(1,434)	(21)	552	9
Total UnitedHealthcare revenues	$131,343	$119,798	$113,725	$11,545	10%	$6,073	5%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Increase/(Decrease)		Increase/(Decrease)
(in thousands, except percentages)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Commercial risk-based	8,285	7,505	8,185	780	10%	(680)	(8)%
Commercial fee-based, including TRICARE	21,445	21,245	21,975	200	1	(730)	(3)
Total commercial	29,730	28,750	30,160	980	3	(1,410)	(5)
Medicare Advantage	3,235	3,005	2,990	230	8	15	1
Medicaid	5,305	5,055	4,035	250	5	1,020	25
Medicare Supplement (Standardized)	4,035	3,750	3,455	285	8	295	9
Total public and senior	12,575	11,810	10,480	765	6	1,330	13
Total UnitedHealthcare - domestic medical	42,305	40,560	40,640	1,745	4	(80)	—
International	4,090	4,425	4,805	(335)	(8)	(380)	(8)
Total UnitedHealthcare - medical	46,395	44,985	45,445	1,410	3%	(460)	(1)%
Supplemental Data:
Medicare Part D stand-alone	5,060	5,165	4,950	(105)	(2)%	215	4%
The increase in commercial risk-based enrollment was the result of strong participation in UnitedHealthcare’s individual public exchange products and favorable annual renewal activity and new business wins in the employer group segment. Medicare Advantage participation increased year-over-year primarily due to growth in people served through employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of health reform related Medicaid expansion, states launching new programs to complement established programs and growth in established programs, partially offset by a decrease of 175,000 people in one market where an additional offering was introduced by the state in the first quarter of 2015. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to pricing and underwriting disciplines in Brazil in response to regulatory actions and declining employment levels in Brazil.
UnitedHealthcare’s revenue growth during the year ended December 31, 2015 was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings for the year ended December 31, 2015 decreased as the combined individual exchange-compliant losses and premium deficiency reserves totaling $815 million more than offset strong growth across the business, improved medical cost management and increased productivity.
Optum
Total revenues and operating earnings increased for the year ended December 31, 2015 as each reporting segment increased revenues and earnings from operations by double-digit percentages as a result of the factors discussed below.

The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth during the year ended December 31, 2015 primarily due to growth in its care delivery businesses and the impact of acquisitions in patient care centers and population health management services. The operating margins for the year ended December 31, 2015 decreased from the prior year primarily due to investments made to develop future growth opportunities.
OptumInsight
Revenue, earnings from operations and operating margins at OptumInsight for the year ended December 31, 2015 increased primarily due to expansion and growth in care provider revenue management services and payer services.
OptumRx
Revenue and earnings from operations for the year ended December 31, 2015 increased due to the mid-year acquisition of Catamaran as well as strong organic growth. Operating margins for the year ended December 31, 2015 decreased slightly due to the inclusion of lower margin Catamaran business. For more information about Catamaran, see Note 3 in Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements.”
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
Income Tax Rate
The increase in our income tax rate resulted primarily from the nondeductible Health Insurance Industry Tax.
Reportable Segments
UnitedHealthcare
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

The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth during 2014 primarily due to acquisitions and growth in care delivery and subacute care services.
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
OptumRx
Increased OptumRx revenue for the year ended December 31, 2014 was due to growth in people served in UnitedHealthcare’s public and senior markets, the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs, growth from external clients and an increase in specialty pharmaceutical revenues.
Earnings from operations and operating margins for the year ended December 31, 2014 increased primarily due to growth in scale that resulted in greater productivity and better absorption of our fixed costs and improved performance in both drug purchasing and home delivery pharmacy fulfillment.
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
In 2015, our U.S. regulated subsidiaries paid their parent companies dividends of $4.4 billion. For the year ended December 31, 2014, our U.S. regulated subsidiaries paid their parent companies dividends of $4.6 billion. See Note 11 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our regulated subsidiary dividends.
Our nonregulated businesses also generate cash flows from operations that are available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt and return capital to our stockholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Increase/(Decrease)	Increase/(Decrease)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sources of cash:
Cash provided by operating activities	$9,740	$8,051	$6,991	$1,689	$1,060
Issuances of long-term debt and commercial paper, net of repayments	14,607	391	152	14,216	239
Proceeds from common stock issuances	402	462	598	(60)	(136)
Sales and maturities of investments, net of purchases	—	799	—	(799)	799
Customer funds administered	768	—	31	768	(31)
Other	—	115	191	(115)	(76)
Total sources of cash	25,517	9,818	7,963
Uses of cash:
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed	(16,282)	(1,923)	(1,836)	(14,359)	(87)
Cash dividends paid	(1,786)	(1,362)	(1,056)	(424)	(306)
Common stock repurchases	(1,200)	(4,008)	(3,170)	2,808	(838)
Purchases of property, equipment and capitalized software	(1,556)	(1,525)	(1,307)	(31)	(218)
Purchases of investments, net of sales and maturities	(531)	—	(1,611)	(531)	1,611
Customer funds administered	—	(638)	—	638	(638)
Other	(578)	(138)	(27)	(440)	(111)
Total uses of cash	(21,933)	(9,594)	(9,007)
Effect of exchange rate changes on cash and cash equivalents	(156)	(5)	(86)	(151)	81
Net increase (decrease) in cash and cash equivalents	$3,428	$219	$(1,130)	$3,209	$1,349
2015 Cash Flows Compared to 2014 Cash Flows
Cash flows provided by operating activities in 2015 increased primarily due to growth in risk-based products, which increased medical costs payable and an increase in CMS risk share payables, which increased other policy liabilities. These increases were partially offset by an increase in pharmacy rebates, which increased other receivables, the increase in the payment of the 2015 Health Insurance Industry Tax and the payment of Reinsurance Program fees in 2015.
Other significant changes in sources or uses of cash year-over-year included increased cash paid for acquisitions and net debt issuances and decreased share repurchases, all due to the Catamaran acquisition.
2014 Cash Flows Compared to 2013 Cash Flows
Cash flows provided by operating activities in 2014 increased primarily due to an increased level of accounts payable and other liabilities, including the collection of Reinsurance Program fees in advance of remittance in 2015, partially offset by an increase in government receivables.
Other significant changes in sources or uses of cash year-over-year included: (a) a change in investment activity from net purchases in 2013 to net sales in 2014; (b) an increase in Part D subsidy receivables causing a change in customer funds administered; and (c) increased levels of cash used to repurchase common stock.
Financial Condition
As of December 31, 2015, our cash, cash equivalent and available-for-sale investment balances of $31.2 billion included $10.9 billion of cash and cash equivalents (of which $286 million was available for general corporate use), $18.6 billion of debt securities and $1.6 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 5 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.4 years and a weighted-average credit rating of “AA” as of December 31, 2015. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-stockholders’ equity ratio of not more than 55%. As of December 31, 2015, our debt to debt-plus-stockholders’ equity ratio, as defined and calculated under the credit facilities was approximately 47%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In July 2015, we issued debt to fund the acquisition of Catamaran. For more information on this debt issuance, see Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements.”
Credit Ratings. Our credit ratings as of December 31, 2015 were as follows:

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
Share Repurchase Program. We expect continued moderated share repurchase activity through 2016 following the acquisition of Catamaran. For more information on our share repurchase program, see Note 11 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Dividends. In June 2015, our Board increased our quarterly cash dividend to stockholders to an annual dividend rate of $2.00 per share. For more information on our dividend, see Note 11 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2015, under our various contractual obligations and commitments:

(in millions)	2016	2017 to 2018	2019 to 2020	Thereafter	Total
Debt (a)	$7,651	$7,938	$4,564	$26,569	$46,722
Operating leases	417	695	497	471	2,080
Purchase obligations (b)	365	230	54	28	677
Future policy benefits (c)	133	277	283	1,936	2,629
Unrecognized tax benefits (d)	4	—	—	207	211
Other liabilities recorded on the Consolidated Balance Sheet (e)	185	4	—	1,477	1,666
Other obligations (f)	52	64	20	16	152
Redeemable noncontrolling interests (g)	55	1,453	228	—	1,736
Total contractual obligations	$8,862	$10,661	$5,646	$30,704	$55,873

(a)
Includes interest coupon payments and maturities at par or put values. The table also assumes amounts are outstanding through their contractual term. See Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2015.

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

(e)
Includes obligations associated with contingent consideration and other payments related to business acquisitions, certain employee benefit programs and various other long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions and other liabilities have been classified as “Thereafter.”

(f)	Includes remaining capital commitments for venture capital funds and other funding commitments.

(g)	Includes commitments for redeemable shares of our subsidiaries.
We do not have other significant contractual obligations or commitments that require cash resources. However, we continually evaluate opportunities to expand our operations, which include internal development of new products, programs and technology applications and may include acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements” for a discussion of new accounting pronouncements that affect us.
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

Medical Costs Payable
Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. As of December 31, 2015, our days outstanding in medical payables was 50 days, calculated as total medical payables divided by total medical costs times 365 days.
Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. Therefore, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2015, 2014 and 2013 included favorable medical cost development related to prior years of $320 million, $420 million and $680 million, respectively.
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
Completion Factors. Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim inventory levels and claim processing backlogs as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserves may be significantly impacted.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2015:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$370
(0.50)	246
(0.25)	123
0.25	(122)
0.50	(244)
0.75	(365)
Medical Cost PMPM Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent three months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and by reviewing a broad set of health care utilization indicators, including but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as gross-domestic product growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, catastrophes and epidemics.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2015:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$727
2	485
1	242
(1)	(242)
(2)	(485)
(3)	(727)
The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2015, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2015; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2015 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2015 net earnings would have increased or decreased by $83 million.
Revenues
We derive a substantial portion of our revenues from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services.
Our Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the CMS risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We and health care providers collect, capture and submit available diagnosis data to CMS within prescribed deadlines. CMS uses submitted diagnosis codes, demographic information and special statuses to determine the risk score for most Medicare Advantage beneficiaries. CMS also retroactively adjusts risk scores during the year based on additional data. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS’ retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. Risk adjustment data for certain of our plans is subject to review by the federal and state governments, including audit by regulators. See Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for additional information regarding these audits. Our estimates of premiums to be recognized are reduced by any expected premium minimum MLR rebates payable by us to CMS.
Goodwill and Intangible Assets
Goodwill. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. We completed our annual impairment tests for goodwill as of October 1, 2015. All of our reporting units had fair values substantially in excess of their carrying values. During 2015, we changed our annual quantitative goodwill impairment testing date from January 1 to October 1 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of our long-term planning process, which is a significant input to the testing. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge. Impairment tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

To determine whether goodwill is impaired, we perform a multi-step test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. For each reporting unit, comparative market multiples are used to corroborate the results of our discounted cash flow test.
Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Key assumptions used in these forecasts include:

•
Revenue trends. Key revenue drivers for each reporting unit are determined and assessed. Significant factors include: membership growth, medical trends and the impact and expectations of regulatory environments. Additional macro-economic assumptions relating to unemployment, GDP growth, interest rates and inflation are also evaluated and incorporated, as appropriate.

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
Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital that reflect reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.
The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.
Intangible Assets. Our recorded separately-identifiable intangible assets were acquired in business combinations and were initially recorded at their fair values. Finite-lived intangible assets are amortized over their expected useful lives, while indefinite-lived intangible assets are evaluated for impairment on at least an annual basis.
Our finite-lived intangible assets are subject to impairment tests when events or circumstances indicate that an asset’s (or asset group’s) carrying value may exceed its estimated fair value. Consideration is given on a quarterly basis to a number of potential impairment indicators, including: changes in the use of the assets, changes in legal or other business factors that could affect value, experienced or expected operating cash-flow deterioration or losses, adverse changes in customer populations, adverse competitive or technological advances that could impact value and other factors.
Our indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators exist. To determine if an indefinite-lived intangible asset is impaired, we compare its estimated fair value to its carrying value. If the carrying value exceeds its estimated fair value, an impairment would be recorded for the amount by which the carrying value exceeds its estimated fair value. Intangible assets were not impaired in 2015.
Investments
Our investments are principally classified as available-for-sale and are recorded at fair value. We continually monitor the difference between the cost and fair value of our investments.
Other-Than-Temporary Impairment Assessment. Individual securities with fair values lower than costs are reviewed for impairment considering the following factors: our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost, the length of time and extent of impairment and the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer. Other factors included in the assessment include the type and nature of the securities and their liquidity. Given the nature of our portfolio, primarily investment grade securities, historical impairments were largely market related (e.g., interest rate fluctuations) as opposed to credit related. In December 2015, the Federal Reserve (Fed) announced that it would increase short-

term interest rates to a range between 25 and 50 basis points. Fed officials emphasized that they intend to raise rates gradually, if necessary. We estimate a 25 basis point rise in short-term interest rates impacts the fair-value of our investments by $200 million. Our large cash holdings reduce the risk that we will be required to sell a security. However, our intent to sell a security may change from period to period if facts and circumstances change.
The judgments and estimates related to other-than-temporary impairment may ultimately prove to be inaccurate due to many factors, including: circumstances may change over time, industry sector and market factors may differ from expectations and estimates or we may ultimately sell a security we previously intended to hold. Our assessment of the financial condition and near-term prospects of the issuer may ultimately prove to be inaccurate as time passes and new information becomes available, including changes to current facts and circumstances, or as unknown or estimated unlikely trends develop.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2015, we had a reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” for more information. As of December 31, 2015, there were no other significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real.
As of December 31, 2015, we had $12.9 billion of financial assets on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also as of December 31, 2015, $12.9 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2015, $17.1 billion of our investments were fixed-rate debt securities and $21.9 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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

The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2015 and 2014 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2015
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities (c)
2%	$258	$257	$(1,388)	$(3,233)
1	129	128	(702)	(1,746)
(1)	(80)	(55)	677	2,085
(2)	nm	nm	1,132	4,442

	December 31, 2014
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$187	$245	$(1,364)	$(1,846)
1	94	122	(683)	(1,014)
(1)	(54)	(21)	628	1,242
(2)	nm	nm	982	2,770
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2015 and 2014, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)
As of December 31, 2015 and 2014, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

(c)
The year over year change in the fair value of financial liabilities was driven by the issuance of debt to fund the Catamaran acquisition. For more information on our debt issuances, see Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

We have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of Amil’s operating results at the average exchange rate over the accounting period, and Amil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of December 31, 2015, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $300 million and $660 million, respectively. We manage exposure to foreign currency earnings risk by conducting our international business operations primarily in their functional currencies.
As of December 31, 2015, we had $1.6 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in venture capital funds are subject to conditions affecting health care and technology stocks and dividend paying equities are subject to more general market conditions.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2016

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,923	$7,495
Short-term investments	1,988	1,741
Accounts receivable, net of allowances of $333 and $260	6,523	4,252
Other current receivables, net of allowances of $138 and $156	6,801	5,498
Assets under management	2,998	2,962
Deferred income taxes	860	556
Prepaid expenses and other current assets	1,546	1,052
Total current assets	31,639	23,556
Long-term investments	18,792	18,827
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $3,173 and $2,954	4,861	4,418
Goodwill	44,453	32,940
Other intangible assets, net of accumulated amortization of $3,128 and $2,685	8,391	3,669
Other assets	3,247	2,972
Total assets	$111,383	$86,382
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$14,330	$12,040
Accounts payable and accrued liabilities	11,994	9,247
Other policy liabilities	7,798	5,965
Commercial paper and current maturities of long-term debt	6,634	1,399
Unearned revenues	2,142	1,972
Total current liabilities	42,898	30,623
Long-term debt, less current maturities	25,460	16,007
Future policy benefits	2,496	2,488
Deferred income taxes	3,587	2,065
Other liabilities	1,481	1,357
Total liabilities	75,922	52,540
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	1,736	1,388
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 953 and 954 issued and outstanding	10	10
Additional paid-in capital	29	—
Retained earnings	37,125	33,836
Accumulated other comprehensive loss	(3,334)	(1,392)
Nonredeemable noncontrolling interest	(105)	—
Total equity	33,725	32,454
Total liabilities, redeemable noncontrolling interests and equity	$111,383	$86,382

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2015	2014	2013
Revenues:
Premiums	$127,163	$115,302	$109,557
Products	17,312	4,242	3,190
Services	11,922	10,151	8,997
Investment and other income	710	779	745
Total revenues	157,107	130,474	122,489
Operating costs:
Medical costs	103,875	93,633	89,659
Operating costs	24,312	21,263	18,941
Cost of products sold	16,206	3,826	2,891
Depreciation and amortization	1,693	1,478	1,375
Total operating costs	146,086	120,200	112,866
Earnings from operations	11,021	10,274	9,623
Interest expense	(790)	(618)	(708)
Earnings before income taxes	10,231	9,656	8,915
Provision for income taxes	(4,363)	(4,037)	(3,242)
Net earnings	5,868	5,619	5,673
Earnings attributable to noncontrolling interests	(55)	—	(48)
Net earnings attributable to UnitedHealth Group common stockholders	$5,813	$5,619	$5,625
Earnings per share attributable to UnitedHealth Group common stockholders:
Basic	$6.10	$5.78	$5.59
Diluted	$6.01	$5.70	$5.50
Basic weighted-average number of common shares outstanding	953	972	1,006
Dilutive effect of common share equivalents	14	14	17
Diluted weighted-average number of common shares outstanding	967	986	1,023
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	6	8
Cash dividends declared per common share	$1.8750	$1.4050	$1.0525

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net earnings	$5,868	$5,619	$5,673
Other comprehensive loss:
Gross unrealized (losses) gains on investment securities during the period	(123)	476	(543)
Income tax effect	44	(173)	196
Total unrealized (losses) gains, net of tax	(79)	303	(347)
Gross reclassification adjustment for net realized gains included in net earnings	(141)	(211)	(181)
Income tax effect	53	77	66
Total reclassification adjustment, net of tax	(88)	(134)	(115)
Total foreign currency translation losses	(1,775)	(653)	(884)
Other comprehensive loss	(1,942)	(484)	(1,346)
Comprehensive income	3,926	5,135	4,327
Comprehensive income attributable to noncontrolling interests	(55)	—	(48)
Comprehensive income attributable to UnitedHealth Group common stockholders	$3,871	$5,135	$4,279

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$—	$31,178
Net earnings				5,625			—	5,625
Other comprehensive loss					(462)	(884)		(1,346)
Issuances of common stock, and related tax effects	17	—	431					431
Share-based compensation, and related tax benefits			406					406
Common stock repurchases	(48)	—	(984)	(2,186)				(3,170)
Acquisition of redeemable noncontrolling interests and related tax effects			81					81
Cash dividends paid on common stock				(1,056)				(1,056)
Balance at December 31, 2013	988	10	—	33,047	54	(962)	—	32,149
Net earnings				5,619			—	5,619
Other comprehensive income (loss)					169	(653)		(484)
Issuances of common stock, and related tax effects	15	—	146					146
Share-based compensation, and related tax benefits			394					394
Common stock repurchases	(49)	—	(540)	(3,468)				(4,008)
Cash dividends paid on common stock				(1,362)				(1,362)
Balance at December 31, 2014	954	10	—	33,836	223	(1,615)	—	32,454
Net earnings				5,813			26	5,839
Other comprehensive loss					(167)	(1,775)		(1,942)
Issuances of common stock, and related tax effects	10	—	127					127
Share-based compensation, and related tax benefits			589					589
Common stock repurchases	(11)	—	(462)	(738)				(1,200)
Cash dividends paid on common stock				(1,786)				(1,786)
Redeemable noncontrolling interests fair value and other adjustments			(225)					(225)
Acquisition of nonredeemable noncontrolling interest							9	9
Distributions to nonredeemable noncontrolling interest							(140)	(140)
Balance at December 31, 2015	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Operating activities
Net earnings	$5,868	$5,619	$5,673
Noncash items:
Depreciation and amortization	1,693	1,478	1,375
Deferred income taxes	(73)	(117)	1
Share-based compensation	406	364	331
Other, net	(235)	(298)	(83)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(591)	(911)	(317)
Other assets	(1,430)	(590)	(838)
Medical costs payable	2,585	484	509
Accounts payable and other liabilities	643	1,642	459
Other policy liabilities	637	(5)	(221)
Unearned revenues	237	385	102
Cash flows from operating activities	9,740	8,051	6,991
Investing activities
Purchases of investments	(9,939)	(9,928)	(12,176)
Sales of investments	6,054	7,701	5,706
Maturities of investments	3,354	3,026	4,859
Cash paid for acquisitions, net of cash assumed	(16,164)	(1,923)	(362)
Purchases of property, equipment and capitalized software	(1,556)	(1,525)	(1,307)
Other, net	(144)	115	191
Cash flows used for investing activities	(18,395)	(2,534)	(3,089)
Financing activities
Acquisition of redeemable noncontrolling interest shares	(118)	—	(1,474)
Common stock repurchases	(1,200)	(4,008)	(3,170)
Cash dividends paid	(1,786)	(1,362)	(1,056)
Proceeds from common stock issuances	402	462	598
Repayments of long-term debt	(1,041)	(812)	(1,609)
Proceeds from (repayments of) commercial paper, net	3,666	(794)	(474)
Proceeds from issuance of long-term debt	11,982	1,997	2,235
Customer funds administered	768	(638)	31
Other, net	(434)	(138)	(27)
Cash flows from (used for) financing activities	12,239	(5,293)	(4,946)
Effect of exchange rate changes on cash and cash equivalents	(156)	(5)	(86)
Increase (decrease) in cash and cash equivalents	3,428	219	(1,130)
Cash and cash equivalents, beginning of period	7,495	7,276	8,406
Cash and cash equivalents, end of period	$10,923	$7,495	$7,276

Supplemental cash flow disclosures
Cash paid for interest	$639	$644	$724
Cash paid for income taxes	4,401	4,024	2,785

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
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
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to estimates and judgments for medical costs payable and revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables and valuations of certain investments. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Reclassification
During the fourth quarter of 2015, the Company changed its accounting policy for the presentation of certain pharmacy fulfillment costs related to its OptumRx business. These costs are now included in medical costs and cost of products sold, whereas they were previously included in operating costs. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased medical expenses by $376 million and $369 million, decreased operating costs by $418 million and $421 million and increased cost of products sold by $42 million and $52 million for the years ended December 31, 2014 and 2013, respectively. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Reincorporation
On July 1, 2015, UnitedHealth Group Incorporated changed its state of incorporation from Minnesota to Delaware pursuant to a plan of conversion. The reincorporation was approved by the Company’s stockholders at its 2015 Annual Meeting of Shareholders held on June 1, 2015. Upon reincorporation, the affairs of UnitedHealth Group Incorporated became subject to the Delaware General Corporation Law, a new certificate of incorporation and new bylaws, and each previously outstanding share of UnitedHealth Group Incorporated’s common stock as a Minnesota corporation (UNH Minnesota) converted into an outstanding share of common stock of UnitedHealth Group Incorporated as a Delaware corporation after the reincorporation (UNH Delaware). The reincorporation was a tax-free reorganization under the U.S. Internal Revenue Code and did not affect the Company’s business operations.
Revenues
Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs.
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from the Company’s customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios as calculated under the definitions in the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) and implementing regulations, that fall below certain targets are required to rebate ratable portions of their premiums annually. Additionally, the Company’s market reform compliant individual and small group plans in the commercial markets are subject to risk adjustment provisions as discussed in “Premium Stabilization Programs ” below.

Premium revenues are recognized based on the estimated premiums earned net of projected rebates because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues from capitation arrangements at its OptumHealth businesses.
The Company’s Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the Centers for Medicare & Medicaid Services’ (CMS) risk adjustment payment methodology. CMS deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company’s plans are subject to review by the government, including audit by regulators. See Note 13 for additional information regarding these audits.
For the Company’s OptumRx pharmacy care services business, revenues are derived from products sold through a contracted network of retail pharmacies or home delivery and specialty pharmacy facilities, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In retail pharmacy transactions, revenues recognized exclude the member’s applicable co-payment. Product revenues are recognized when the prescriptions are dispensed through the retail network or received by consumers through the Company’s mail-service pharmacy. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless if the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis.
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
Medical Costs and Medical Costs Payable
Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, care provider contract rate changes, medical care utilization and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the medical costs payable estimates recorded in prior periods develop, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified. Medical costs also include the direct cost of patient care.
Cost of Products Sold
The Company’s cost of products sold includes the cost of pharmaceuticals dispensed to unaffiliated customers either directly at its mail and specialty pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold with a corresponding payable for the amounts of the rebates to be remitted to those non-affiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of product revenue. Cost of products sold also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance and professional services.

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
The Company excludes unrealized gains and losses on investments in available-for-sale securities from net earnings and reports them as comprehensive income and, net of income tax effects, as a separate component of equity. To calculate realized gains and losses on the sale of investments, the Company specifically identifies the cost of each investment sold.
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
New information and the passage of time can change these judgments. The Company manages its investment portfolio to limit its exposure to any one issuer or market sector, and largely limits its investments to investment grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with the Company’s investment policy.
Assets Under Management
The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the AARP Program) and to AARP members and non-members under separate Medicare Advantage and Medicare Part D arrangements. The products and services under the AARP Program include supplemental Medicare benefits (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age and other related products.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and records rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates from two to five months after billing. As of December 31, 2015 and 2014, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $2.6 billion and $1.5 billion, respectively.
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

The CMS Premium, the Member Premium and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and, therefore, are recorded as premium revenues in the Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. The Company records premium payments received in advance of the applicable service period in unearned revenues in the Consolidated Balance Sheets.
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
The final 2015 risk-share amount is expected to be settled during the second half of 2016, and is subject to the reconciliation process with CMS.
The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2015			December 31, 2014
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,703	$423	$—	$1,801	$719	$20
Other policy liabilities	—	58	496	—	302	—

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
The Company calculates depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are:

Furniture, fixtures and equipment	3 to 7 years
Buildings	35 to 40 years
Capitalized software	3 to 5 years
Leasehold improvements are depreciated over the shorter of the remaining lease term or their estimated useful economic life.
Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. First, the Company estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
During 2015, the Company changed its annual quantitative goodwill impairment testing date from January 1 to October 1 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of the Company’s long-term planning process, which is a significant input to the testing. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.
There was no impairment of goodwill during the year ended December 31, 2015.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the year ended December 31, 2015.
Accounts Payable and Accrued Liabilities
The Company had checks outstanding of $1.6 billion and $1.4 billion as of December 31, 2015 and 2014, respectively, which were classified as accounts payable and accrued liabilities and the change in this balance has been reflected within other financing activities in the Consolidated Statements of Cash Flows.
As of both December 31, 2015 and 2014, accounts payable and accrued liabilities included accrued payroll liabilities of $1.5 billion.
Other Policy Liabilities
Other policy liabilities include the RSF associated with the AARP Program, health savings account deposits, deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits” above), accruals for premium rebate payments under Health Reform Legislation, the current portion of future policy benefits and customer balances. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.
Changes in the RSF are reported in medical costs in the Consolidated Statement of Operations. As of December 31, 2015 and 2014, the balance in the RSF was $1.6 billion and $1.5 billion, respectively.
Future Policy Benefits and Reinsurance Receivable
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company’s Golden Rule Financial Corporation subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. The Consolidated Balance Sheets include the following amounts associated with Golden Rule as of December 31, 2015 and 2014:

(in millions)	2015	2014
Other current receivables	$133	$127
Other assets	1,610	1,669
Other policy liabilities	(133)	(127)
Future policy benefits	(1,610)	(1,669)
The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery. As of December 31, 2015, the reinsurer was rated by A.M. Best as “A+.”
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests activity for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014
Redeemable noncontrolling interests, beginning of period	$1,388	$1,175
Net earnings	29	—
Acquisitions	196	203
Redemptions	(116)	—
Distributions	(19)	(40)
Fair value and other adjustments	258	50
Redeemable noncontrolling interests, end of period	$1,736	$1,388
Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably; primarily over two to five years and compensation expense related to restricted shares is based on the share price on date of grant. Stock options and SARs vest ratably primarily over four to six years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP) eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Company’s Consolidated Statements of Operations.
Net Earnings Per Common Share
The Company computes basic earnings per common share attributable to UnitedHealth Group common stockholders by dividing net earnings attributable to UnitedHealth Group common stockholders by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share attributable to UnitedHealth Group common stockholders using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, SARs, restricted shares and the ESPP, (collectively, common stock equivalents) using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise, any unrecognized compensation cost and any related excess tax benefit. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Health Insurance Industry Tax
Health Reform Legislation includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products.
The Company estimates its liability for the Health Insurance Industry Tax based on a ratio of the Company’s applicable net premiums written compared to the U.S. health insurance industry total applicable net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Health Insurance Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. In September 2015, the Company paid its full year 2015 Health Insurance Industry Tax of $1.8 billion. There was no liability or asset related to the Health Insurance Industry Tax recorded as of both December 31, 2015 and 2014 as the Health Insurance Industry Tax was paid in September of both years and the asset was fully expensed by each year end.
Premium Stabilization Programs
Health Reform Legislation has included three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program (Reinsurance Program).
The risk-adjustment provisions apply to market reform compliant individual and small group plans in the commercial markets. Under the program, each covered member is assigned a risk score based upon demographic information and applicable diagnostic codes from the current year paid claims, in order to determine an average risk score for each plan in a particular state and market risk pool. Generally, a plan with a risk score that is less than the state’s average risk score will pay into the pool, while a plan with a risk score that is greater than the state’s average will receive money from the pool. The temporary risk corridors provisions are intended to limit the gains and losses of individual and small group qualified health plans. Plans are required to calculate the U.S. Department of Health and Human Services (HHS) risk corridor ratio of allowable costs to the defined target amount. Qualified health plans with ratios below 97% are required to make payments to HHS, while plans with ratios greater than 103% expect to receive funds from HHS. The Reinsurance Program is a transitional three year program through 2016 that is funded on a per capita basis from all commercial lines of business, including insured and self-funded arrangements.
For the Premium Stabilization Programs, the Company records a receivable or payable as an adjustment to premium revenue based on year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final adjustments or recoverable amounts to the Premium Stabilization Programs are determined by HHS in the year following the policy year.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, for interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on a classified balance sheet. ASU -2015-17 is effective for annual and interim reporting periods after December 15, 2016 and companies are permitted to apply ASU 2015-17 either prospectively or retrospectively. Early adoption of ASU 2015-17 is permitted. The Company plans to early adopt ASU 2015-17 on a prospective basis in the first quarter of 2016.
The Company has determined that there have been no other recently issued or adopted accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.

3.    Business Combination

On July 23, 2015, the Company acquired all of the outstanding common shares of Catamaran Corporation (Catamaran) and funded Catamaran’s payoff of its outstanding debt and credit facility for a total of $14.3 billion in cash. This combination diversifies OptumRx’s customer and business mix, while enhancing OptumRx’s technology capabilities and flexible service offerings. Catamaran offers pharmacy benefits management services similar to OptumRx to a broad client portfolio, including health plans and employers serving 35 million people, and provides health care information technology solutions to the pharmacy benefits management industry.
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
Acquired tangible assets (liabilities) for Catamaran at acquisition date were:

(in millions)
Cash and cash equivalents	$299
Accounts receivable and other current assets	2,005
Rebates receivable	602
Property, equipment and other long-term assets	215
Accounts payable and other current liabilities	(2,525)
Deferred income taxes and other long-term liabilities	(1,923)
Total net tangible liabilities	$(1,327)
Since the Catamaran acquisition closed during the third quarter of 2015, the preliminary purchase price allocation is subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to Catamaran’s finite-lived intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$5,278	19 years
Trademarks and technology	159	4 years
Total acquired finite-lived intangible assets	$5,437	19 years

The results of operations and financial condition of Catamaran have been included in the Company’s consolidated results and the results of the OptumRx segment as of July 23, 2015. Through December 31, 2015, the Catamaran business has generated $12.4 billion in revenue and had an immaterial impact on net earnings.
Unaudited pro forma revenue for the years ended December 31, 2015 and 2014 as if the acquisition of Catamaran had occurred on January 1, 2014 were $172 billion and $152 billion, respectively. The pro forma effects of this acquisition on net earnings were immaterial for both years.

4.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,982	$1	$(6)	$1,977
State and municipal obligations	6,022	149	(3)	6,168
Corporate obligations	7,446	41	(81)	7,406
U.S. agency mortgage-backed securities	2,127	13	(16)	2,124
Non-U.S. agency mortgage-backed securities	962	5	(11)	956
Total debt securities - available-for-sale	18,539	209	(117)	18,631
Equity securities - available-for-sale	1,638	58	(57)	1,639
Debt securities - held-to-maturity:
U.S. government and agency obligations	163	1	—	164
State and municipal obligations	8	—	—	8
Corporate obligations	339	—	—	339
Total debt securities - held-to-maturity	510	1	—	511
Total investments	$20,687	$268	$(174)	$20,781
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,614	$7	$(1)	$1,620
State and municipal obligations	6,456	217	(5)	6,668
Corporate obligations	7,241	112	(26)	7,327
U.S. agency mortgage-backed securities	2,022	39	(5)	2,056
Non-U.S. agency mortgage-backed securities	872	12	(4)	880
Total debt securities - available-for-sale	18,205	387	(41)	18,551
Equity securities - available-for-sale	1,511	36	(25)	1,522
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	2	—	180
State and municipal obligations	19	—	—	19
Corporate obligations	298	—	—	298
Total debt securities - held-to-maturity	495	2	—	497
Total investments	$20,211	$425	$(66)	$20,570
Nearly all of the Company’s investments in mortgage-backed securities were rated AAA as of December 31, 2015.
The amortized cost and fair value of debt securities as of December 31, 2015, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,103	$2,105	$121	$121
Due after one year through five years	6,830	6,843	188	188
Due after five years through ten years	4,752	4,793	118	118
Due after ten years	1,765	1,810	83	84
U.S. agency mortgage-backed securities	2,127	2,124	—	—
Non-U.S. agency mortgage-backed securities	962	956	—	—
Total debt securities	$18,539	$18,631	$510	$511

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,473	$(6)	$—	$—	$1,473	$(6)
State and municipal obligations	650	(3)	—	—	650	(3)
Corporate obligations	4,629	(63)	339	(18)	4,968	(81)
U.S. agency mortgage-backed securities	1,304	(12)	116	(4)	1,420	(16)
Non-U.S. agency mortgage-backed securities	593	(7)	127	(4)	720	(11)
Total debt securities - available-for-sale	$8,649	$(91)	$582	$(26)	$9,231	$(117)
Equity securities - available-for-sale	$112	$(11)	$89	$(46)	$201	$(57)
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$420	$(1)	$—	$—	$420	$(1)
State and municipal obligations	711	(4)	99	(1)	810	(5)
Corporate obligations	2,595	(17)	464	(9)	3,059	(26)
U.S. agency mortgage-backed securities	—	—	272	(5)	272	(5)
Non-U.S. agency mortgage-backed securities	254	(2)	114	(2)	368	(4)
Total debt securities - available-for-sale	$3,980	$(24)	$949	$(17)	$4,929	$(41)
Equity securities - available-for-sale	$107	$(6)	$88	$(19)	$195	$(25)
The Company’s unrealized losses from all securities as of December 31, 2015 were generated from approximately 11,000 positions out of a total of 24,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of December 31, 2015, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Total OTTI	$(22)	$(26)	$(8)
Portion of loss recognized in other comprehensive income	—	—	—
Net OTTI recognized in earnings	(22)	(26)	(8)
Gross realized losses from sales	(28)	(47)	(9)
Gross realized gains from sales	191	284	198
Net realized gains (included in investment and other income on the Consolidated Statements of Operations)	141	211	181
Income tax effect (included in provision for income taxes on the Consolidated Statements of Operations)	(53)	(77)	(66)
Realized gains, net of taxes	$88	$134	$115
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
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during 2015 or 2014.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2015 or 2014.
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
Interest Rate Swaps. Fair values of the Company’s swaps are estimated using the terms of the swaps and publicly available information, including market yield curves. Because the swaps are unique and not actively traded but are valued using other observable inputs, the fair values are classified as Level 2.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2015
Cash and cash equivalents	$10,906	$17	$—	$10,923
Debt securities - available-for-sale:
U.S. government and agency obligations	1,779	198	—	1,977
State and municipal obligations	—	6,168	—	6,168
Corporate obligations	5	7,308	93	7,406
U.S. agency mortgage-backed securities	—	2,124	—	2,124
Non-U.S. agency mortgage-backed securities	—	951	5	956
Total debt securities - available-for-sale	1,784	16,749	98	18,631
Equity securities - available-for-sale	1,223	14	402	1,639
Interest rate swap assets	—	93	—	93
Total assets at fair value	$13,913	$16,873	$500	$31,286
Percentage of total assets at fair value	44%	54%	2%	100%
Interest rate swap liabilities	$—	$11	$—	$11
December 31, 2014
Cash and cash equivalents	$7,472	$23	$—	$7,495
Debt securities - available-for-sale:
U.S. government and agency obligations	1,427	193	—	1,620
State and municipal obligations	—	6,668	—	6,668
Corporate obligations	2	7,257	68	7,327
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	874	6	880
Total debt securities - available-for-sale	1,429	17,048	74	18,551
Equity securities - available-for-sale	1,200	12	310	1,522
Interest rate swap assets	—	62	—	62
Total assets at fair value	$10,101	$17,145	$384	$27,630
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$55	$—	$55

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$163
State and municipal obligations	—	—	8	8	8
Corporate obligations	91	10	238	339	339
Total debt securities - held-to-maturity	$255	$10	$246	$511	$510
Other assets	$—	$493	$—	$493	$500
Long-term debt and other financing obligations	$—	$29,455	$—	$29,455	$28,107
December 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$180	$—	$—	$180	$178
State and municipal obligations	—	—	19	19	19
Corporate obligations	46	10	242	298	298
Total debt securities - held-to-maturity	$226	$10	$261	$497	$495
Other assets	$—	$478	$—	$478	$484
Long-term debt and other financing obligations	$—	$18,863	$—	$18,863	$17,085
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2015			December 31, 2014			December 31, 2013
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$74	$310	$384	$42	$269	$311	$17	$224	$241
Purchases	27	106	133	32	105	137	38	71	109
Sales	(4)	(24)	(28)	(1)	(180)	(181)	(10)	(25)	(35)
Net unrealized gains (losses) in other comprehensive income	2	5	7	1	6	7	(2)	(7)	(9)
Net realized (losses) gains in investment and other income	(1)	5	4	—	110	110	(1)	6	5
Balance at end of period	$98	$402	$500	$74	$310	$384	$42	$269	$311

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
December 31, 2015
Equity securities - available-for-sale:
Venture capital portfolios	$358	Market approach - comparable companies	Revenue multiple	1.0	5.0
			EBITDA multiple	9.0	10.0
	44	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$402
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $98 million of available-for-sale debt securities as of December 31, 2015, which were not significant.
The Company elected to measure the entirety of the AARP Program assets under management at fair value pursuant to the fair value option. See Note 2 for further detail on the AARP Program. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
December 31, 2015
Cash and cash equivalents	$274	$—	$274
Debt securities:
U.S. government and agency obligations	482	140	622
State and municipal obligations	—	103	103
Corporate obligations	—	1,244	1,244
U.S. agency mortgage-backed securities	—	398	398
Non-U.S. agency mortgage-backed securities	—	195	195
Total debt securities	482	2,080	2,562
Other investments	76	86	162
Total assets at fair value	$832	$2,166	$2,998
December 31, 2014
Cash and cash equivalents	$415	$—	$415
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	95	95
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	340	340
Non-U.S. agency mortgage-backed securities	—	177	177
Total debt securities	409	2,057	2,466
Equity securities - available-for-sale	—	81	81
Total assets at fair value	$824	$2,138	$2,962
Other liabilities	$5	$13	$18

6.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2015	December 31, 2014
Land and improvements	$237	$310
Buildings and improvements	2,420	2,295
Computer equipment	1,945	1,693
Furniture and fixtures	790	675
Less accumulated depreciation	(2,163)	(1,982)
Property and equipment, net	3,229	2,991
Capitalized software	2,642	2,399
Less accumulated amortization	(1,010)	(972)
Capitalized software, net	1,632	1,427
Total property, equipment and capitalized software, net	$4,861	$4,418

Depreciation expense for property and equipment for 2015, 2014 and 2013 was $613 million, $532 million and $445 million, respectively. Amortization expense for capitalized software for 2015, 2014 and 2013 was $430 million, $422 million and $411 million, respectively.
7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2014	$24,251	$2,860	$3,653	$840	$31,604
Acquisitions	266	978	591	—	1,835
Foreign currency effects and adjustments, net	(487)	(4)	(8)	—	(499)
Balance at December 31, 2014	24,030	3,834	4,236	840	32,940
Acquisitions	128	1,817	89	10,732	12,766
Foreign currency effects and adjustments, net	(1,233)	9	(29)	—	(1,253)
Balance at December 31, 2015	$22,925	$5,660	$4,296	$11,572	$44,453
The increase in the Company’s goodwill is primarily due to the acquisition of Catamaran. For more detail on the Catamaran acquisition, see Note 3 of the Notes to the Consolidated Financial Statements.
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$10,270	$(2,796)	$7,474	$5,021	$(2,399)	$2,622
Trademarks and technology	682	(249)	433	527	(202)	325
Trademarks - indefinite-lived	358	—	358	539	—	539
Other	209	(83)	126	267	(84)	183
Total	$11,519	$(3,128)	$8,391	$6,354	$(2,685)	$3,669

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2015		2014
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$5,518	19 years	$314	14 years
Trademarks and technology	194	4 years	148	6 years
Other	—		2	14 years
Total acquired finite-lived intangible assets	$5,712	19 years	$464	11 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2016	$808
2017	772
2018	668
2019	612
2020	543
Amortization expense relating to intangible assets for December 31, 2015, 2014 and 2013 was $650 million, $524 million and $519 million, respectively.
8.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2015	2014	2013
Medical costs payable, beginning of period	$12,040	$11,575	$11,004
Reported medical costs:
Current year	104,195	94,053	90,339
Prior years	(320)	(420)	(680)
Total reported medical costs	103,875	93,633	89,659
Claim payments:
Payments for current year	(90,630)	(82,750)	(79,358)
Payments for prior year	(10,955)	(10,418)	(9,730)
Total claim payments	(101,585)	(93,168)	(89,088)
Medical costs payable, end of period	$14,330	$12,040	$11,575
For the years ended December 31, 2015 and 2014, the favorable medical cost reserve development was due to a number of individual factors that were not material. The net favorable development for the year ended December 31, 2013 was primarily driven by lower than expected health system utilization levels.

9.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	December 31, 2015			December 31, 2014
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$3,987	$3,987	$3,987	$321	$321	$321
Floating rate term loan due July 2016 (c)	1,500	1,500	1,500	—	—	—
4.875% notes due March 2015 (a)	—	—	—	416	419	419
0.850% notes due October 2015 (a), (b)	—	—	—	625	625	627
5.375% notes due March 2016 (a), (b)	601	605	606	601	623	634
1.875% notes due November 2016 (a), (b)	400	400	403	400	397	406
5.360% notes due November 2016	95	95	98	95	95	103
Floating rate notes due January 2017 (c)	750	750	751	—	—	—
6.000% notes due June 2017 (a), (b)	441	458	469	441	466	489
1.450% notes due July 2017 (c)	750	750	750	—	—	—
1.400% notes due October 2017 (a), (b)	625	625	624	625	616	624
6.000% notes due November 2017 (a), (b)	156	163	168	156	164	175
1.400% notes due December 2017 (a), (b)	750	753	748	750	745	749
6.000% notes due February 2018 (a), (b)	1,100	1,115	1,196	1,100	1,106	1,238
1.900% notes due July 2018 (c)	1,500	1,498	1,505	—	—	—
1.625% notes due March 2019 (a), (b)	500	503	494	500	496	493
2.300% notes due December 2019 (a)	500	501	502	500	496	502
2.700% notes due July 2020 (c)	1,500	1,499	1,516	—	—	—
3.875% notes due October 2020 (a)	450	454	476	450	450	477
4.700% notes due February 2021 (a)	400	414	438	400	413	450
3.375% notes due November 2021 (a)	500	501	517	500	496	519
2.875% notes due December 2021 (a)	750	756	760	750	748	759
2.875% notes due March 2022 (a)	1,100	1,061	1,099	1,100	1,042	1,104
3.350% notes due July 2022 (c)	1,000	999	1,023	—	—	—
0.000% notes due November 2022	15	10	11	15	10	11
2.750% notes due February 2023 (a)	625	614	613	625	604	613
2.875% notes due March 2023 (a)	750	784	742	750	777	745
3.750% notes due July 2025 (c)	2,000	1,995	2,062	—	—	—
4.625% notes due July 2035 (c)	1,000	1,000	1,038	—	—	—
5.800% notes due March 2036	850	845	1,003	850	845	1,052
6.500% notes due June 2037	500	495	628	500	495	670
6.625% notes due November 2037	650	646	829	650	646	888
6.875% notes due February 2038	1,100	1,085	1,439	1,100	1,085	1,544
5.700% notes due October 2040	300	298	348	300	298	378
5.950% notes due February 2041	350	348	416	350	348	455
4.625% notes due November 2041	600	593	609	600	593	646
4.375% notes due March 2042	502	486	493	502	486	536
3.950% notes due October 2042	625	612	582	625	611	621
4.250% notes due March 2043	750	740	728	750	740	786
4.750% notes due July 2045 (c)	2,000	1,992	2,107	—	—	—
Total commercial paper, term loan and long-term debt	$31,972	$31,930	$33,278	$17,347	$17,256	$19,034

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.

(b)	The Company terminated the interest rate swap contracts on these hedged instruments during the year ended December 31, 2015. See below for more information on this termination.

(c)	Debt issued to fund the Catamaran acquisition. For more detail on Catamaran, see Note 3 of Notes to the Consolidated Financial Statements.
The Company’s long-term debt obligations also included $164 million and $150 million of other financing obligations, of which $47 million and $34 million were current as of December 31, 2015 and 2014, respectively.

Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2016	$6,630
2017	3,491
2018	2,607
2019	1,024
2020	1,952
Thereafter	16,432
Commercial Paper and Revolving Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2015, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.7%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2020, December 2018, and November 2016, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2015, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2015, annual interest rates would have ranged from 1.2% to 1.7%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-stockholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of December 31, 2015.
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

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
December 31, 2015
Interest rate swap contracts	$5.1	$93	Other assets
		11	Other liabilities
December 31, 2014
Interest rate swap contracts	$10.7	$62	Other assets
		55	Other liabilities
During 2015, the Company terminated $5.2 billion notional amount of its interest rate swap fair value hedges. The resulting gain was not material.

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Consolidated Statements of Operations:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Hedge - interest rate swap gain (loss) recognized in interest expense	$75	$170	$(166)
Hedged item - long-term debt (loss) gain recognized in interest expense	(75)	(170)	166
Net impact on the Company’s Consolidated Statements of Operations	$—	$—	$—
10.    Income Taxes
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

(in millions)	2015	2014	2013
Current Provision:
Federal	$4,155	$3,883	$3,004
State and local	281	271	237
Total current provision	4,436	4,154	3,241
Deferred (benefit) provision	(73)	(117)	1
Total provision for income taxes	$4,363	$4,037	$3,242
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2015		2014		2013
Tax provision at the U.S. federal statutory rate	$3,581	35.0%	$3,380	35.0%	$3,120	35.0%
Health insurance industry tax	627	6.1	469	4.8	—	—
State income taxes, net of federal benefit	145	1.4	154	1.6	126	1.4
Tax-exempt investment income	(44)	(0.4)	(49)	(0.5)	(53)	(0.6)
Non-deductible compensation	103	1.0	96	1.0	39	0.5
Other, net	(49)	(0.5)	(13)	(0.1)	10	0.1
Provision for income taxes	$4,363	42.6%	$4,037	41.8%	$3,242	36.4%
The higher tax rates for 2015 and 2014 were primarily due to the increase in the nondeductible Health Insurance Industry Tax.

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2015	2014
Deferred income tax assets:
Accrued expenses and allowances	$739	$313
U.S. federal and state net operating loss carryforwards	139	172
Share-based compensation	124	141
Nondeductible liabilities	205	222
Medical costs payable and other policy liabilities	71	120
Non-U.S. tax loss carryforwards	244	257
Unearned revenues	94	90
Unrecognized tax benefits	69	38
Other-domestic	51	36
Other-non-U.S.	130	141
Subtotal	1,866	1,530
Less: valuation allowances	(44)	(119)
Total deferred income tax assets	1,822	1,411
Deferred income tax liabilities:
U.S. federal and state intangible assets	(2,951)	(1,275)
Non-U.S. goodwill and intangible assets	(397)	(496)
Capitalized software	(574)	(506)
Net unrealized gains on investments	(34)	(129)
Depreciation and amortization	(312)	(272)
Prepaid expenses	(205)	(140)
Other-non-U.S.	(76)	(102)
Total deferred income tax liabilities	(4,549)	(2,920)
Net deferred income tax liabilities	$(2,727)	$(1,509)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $122 million expire beginning in 2021 through 2035; state net operating loss carryforwards expire beginning in 2016 through 2035. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2015, the Company had $459 million of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2015	2014	2013
Gross unrecognized tax benefits, beginning of period	$92	$89	$81
Gross increases:
Current year tax positions	—	—	8
Prior year tax positions	55	4	5
Acquired reserves	89	—	—
Gross decreases:
Prior year tax positions	(2)	—	—
Settlements	(1)	—	—
Statute of limitations lapses	(9)	(1)	(5)
Gross unrecognized tax benefits, end of period	$224	$92	$89
The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $137 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statement of Operations. During 2015, 2014, and 2013, the Company recognized $11 million, $6 million and $4 million of interest and penalties, respectively. The Company had $59 million and $33 million of accrued interest and penalties for uncertain tax positions as of December 31, 2015 and 2014, respectively. These amounts are not included in the reconciliation above.
The Company currently files income tax returns in the United States, various states and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2014 and prior. The Company’s 2015 tax year is under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2008 tax year. The Brazilian federal revenue service - Secretaria da Receita Federal (SRF) may audit the Company’s Brazilian subsidiaries for a period of five years from the date on which corporate income taxes should have been paid and/or the date when the tax return was filed.
11.    Stockholders' Equity
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
For the year ended December 31, 2015, the Company’s regulated subsidiaries paid their parent companies dividends of $4.4 billion, including $1.5 billion of extraordinary dividends. For the year ended December 31, 2014, the Company’s regulated subsidiaries paid their parent companies dividends of $4.6 billion, including $1.5 billion of extraordinary dividends. As of December 31, 2015, $286 million of the Company’s $10.9 billion of cash and cash equivalents was available for general corporate use.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of approximately $15.3 billion as of December 31, 2015. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $8.6 billion as of December 31, 2015.
Optum Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2015, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to stockholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2014, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock. During 2015, the Company repurchased 10.7 million shares at an average price of $112.45 per share and an aggregate cost of $1.2 billion. As of December 31, 2015, the Company had Board authorization to purchase up to 61 million shares of its common stock.
Dividends
In June 2015, the Company’s Board of Directors increased the Company’s quarterly cash dividend to stockholders to equal an annual dividend rate of $2.00 per share compared to the annual dividend rate of $1.50 per share, which the Company had paid since June 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
2015	$1.8750	$1,786
2014	1.4050	1,362
2013	1.0525	1,056

12.    Share-Based Compensation
In June 2015, the Company’s stockholders approved an amendment to the 2011 Stock Incentive Plan (Plan). The approved amendment increased the number of shares authorized for issuance under the Plan by 70 million and removed certain limits in the Plan. The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares. As of December 31, 2015, the Company had 85 million shares available for future grants of share-based awards under the Plan. As of December 31, 2015, there were also 12 million shares of common stock available for issuance under the ESPP.
Stock Options and SARs
Stock option and SAR activity for the year ended December 31, 2015 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	33	$53
Granted	9	110
Exercised	(7)	53
Forfeited	(1)	80
Outstanding at end of period	34	68	6.0	$1,666
Exercisable at end of period	16	47	3.4	1,133
Vested and expected to vest, end of period	33	67	5.9	1,646

Restricted Shares
Restricted share activity for the year ended December 31, 2015 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$61
Granted	3	110
Vested	(5)	62
Nonvested at end of period	7	82
Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2015	2014	2013
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$22	$22	$19
Total intrinsic value of stock options and SARs exercised	482	526	592
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	110	71	58
Total fair value of restricted shares vested	$460	$437	$31
Employee Stock Purchase Plan
Number of shares purchased	2	2	3
Share-Based Compensation Items
Share-based compensation expense, before tax	$406	$364	$331
Share-based compensation expense, net of tax effects	348	314	239
Income tax benefit realized from share-based award exercises	247	231	206

(in millions, except years)	December 31, 2015
Unrecognized compensation expense related to share awards	$469
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.6% - 1.7%	1.7% - 1.8%	1.0% - 1.6%
Expected volatility	22.3% - 24.1%	24.1% - 39.6%	41.0% - 43.0%
Expected dividend yield	1.4% - 1.7%	1.6% - 1.9%	1.4% - 1.6%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.5 - 6.1	5.4	5.3
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

Other Employee Benefit Plans
The Company also offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2015, 2014 and 2013.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $553 million and $496 million as of December 31, 2015 and 2014, respectively.

13.    Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. Rent expense under all operating leases for 2015, 2014 and 2013 was $555 million, $449 million and $438 million, respectively.
As of December 31, 2015, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2016	$417
2017	370
2018	325
2019	267
2020	230
Thereafter	471
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2015, 2014 and 2013.
As of December 31, 2015, the Company had outstanding, undrawn letters of credit with financial institutions of $30 million and surety bonds outstanding with insurance companies of $1.1 billion, primarily to bond contractual performance.
Legal Matters
Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, care providers, consumer advocacy organizations, customers and regulators, relating to the Company’s businesses, including management and administration of health benefit plans and other services. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims and claims related to health care benefits coverage and other business practices.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the Brazilian federal revenue service (the Secretaria da Receita Federal), the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model. The Company has produced documents, information and witnesses to the Department of Justice in cooperation with a current review of the Company’s risk-adjustment processes, including the Company’s patient chart review and related programs. CMS has selected certain of our local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to our health plans.
The Company cannot reasonably estimate the range of loss, if any, that may result from any material government investigations, audits and reviews in which it is currently involved given the status of the reviews, the wide range of possible outcomes and inherent difficulty in predicting regulatory action, fines and penalties, if any, the Company’s legal and factual defenses and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies (including state health insurance cooperatives) that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court held a hearing in July 2015 to begin its consideration of the latest proposed rehabilitation plan. The hearing is scheduled to continue in the spring of 2016.
If the current proposed rehabilitation plan, which contemplates the partial liquidation of Penn Treaty, is approved by the court, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through state guaranty association assessments. The Company continues to vigorously challenge the proposed rehabilitation plan. The Company is currently unable to estimate losses or ranges of losses because the Company cannot predict when or to what extent Penn Treaty will ultimately be liquidated, the amount of the insolvency, the amount and timing of any associated guaranty fund assessments or the availability and amount of any premium tax and other potential offsets.
14.    Segment Financial Information
Factors used to determine the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker to evaluate its results of operations. Reportable segments with similar economic characteristics, products and services, customers, distribution methods and operational processes that operate in a similar regulatory environment are combined.

The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global. The U.S. businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide and active and retired military and their families through the TRICARE program. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program and other federal, state and community health care programs. UnitedHealthcare Global is a diversified global health services business with a variety of offerings, including international commercial health and dental benefits.

•
OptumHealth serves the physical, emotional and financial needs of individuals, enabling population health management and local care delivery through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers access to networks of care provider specialists, health management services, care delivery, consumer engagement and relationship management and sales distribution platform services and financial services.

•
OptumInsight is a health care information, technology, operational services and consulting company providing software and information products, advisory consulting services and business process outsourcing services and support to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system use OptumInsight to reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape.

•
OptumRx offers pharmacy care services and programs, including retail pharmacy network management services, home delivery and specialty pharmacy services, manufacturer rebate contracting and administration, benefit plan design and consultation, claims processing and a variety of clinical programs such as formulary management and compliance, drug utilization review and disease and drug therapy management services.

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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 26% for 2015, and 29% for both 2014 and 2013, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 96%, 95% and 95% of consolidated total revenues for 2015, 2014 and 2013, respectively. Long-lived fixed assets located in the United States represented approximately 81% and 73% of the total long-lived fixed assets as of December 31, 2015 and 2014, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2015
Revenues - external customers:
Premiums	$124,011	$3,152	$—	$—	$—	$3,152	$—	$127,163
Products	2	31	108	17,171	—	17,310	—	17,312
Services	6,776	2,375	2,390	381	—	5,146	—	11,922
Total revenues - external customers	130,789	5,558	2,498	17,552	—	25,608	—	156,397
Total revenues - intersegment	—	8,216	3,697	30,718	(791)	41,840	(41,840)	—
Investment and other income	554	153	1	2	—	156	—	710
Total revenues	$131,343	$13,927	$6,196	$48,272	$(791)	$67,604	$(41,840)	$157,107
Earnings from operations	$6,754	$1,240	$1,278	$1,749	$—	$4,267	$—	$11,021
Interest expense	—	—	—	—	—	—	(790)	(790)
Earnings before income taxes	$6,754	$1,240	$1,278	$1,749	$—	$4,267	$(790)	$10,231
Total assets	$64,212	$14,600	$8,335	$26,844	$—	$49,779	$(2,608)	$111,383
Purchases of property, equipment and capitalized software	653	252	572	79	—	903	—	1,556
Depreciation and amortization	718	251	492	232	—	975	—	1,693
2014
Revenues - external customers:
Premiums	$112,645	$2,657	$—	$—	$—	$2,657	$—	$115,302
Products	3	18	96	4,125	—	4,239	—	4,242
Services	6,516	1,300	2,224	111	—	3,635	—	10,151
Total revenues - external customers	119,164	3,975	2,320	4,236	—	10,531	—	129,695
Total revenues - intersegment	—	6,913	2,906	27,740	(489)	37,070	(37,070)	—
Investment and other income	634	144	1	—	—	145	—	779
Total revenues	$119,798	$11,032	$5,227	$31,976	$(489)	$47,746	$(37,070)	$130,474
Earnings from operations	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$—	$10,274
Interest expense	—	—	—	—	—	—	(618)	(618)
Earnings before income taxes	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$(618)	$9,656
Total assets	$62,405	$11,148	$8,112	$5,474	$—	$24,734	$(757)	$86,382
Purchases of property, equipment and capitalized software	773	212	484	56	—	752	—	1,525
Depreciation and amortization	772	179	433	94	—	706	—	1,478
2013
Revenues - external customers:
Premiums	$107,024	$2,533	$—	$—	$—	$2,533	$—	$109,557
Products	8	19	92	3,071	—	3,182	—	3,190
Services	6,076	819	2,006	96	—	2,921	—	8,997
Total revenues - external customers	113,108	3,371	2,098	3,167	—	8,636	—	121,744
Total revenues - intersegment	—	6,357	2,615	20,839	(458)	29,353	(29,353)	—
Investment and other income	617	127	1	—	—	128	—	745
Total revenues	$113,725	$9,855	$4,714	$24,006	$(458)	$38,117	$(29,353)	$122,489
Earnings from operations	$7,132	$949	$831	$711	$—	$2,491	$—	$9,623
Interest expense	—	—	—	—	—	—	(708)	(708)
Earnings before income taxes	$7,132	$949	$831	$711	$—	$2,491	$(708)	$8,915
Total assets	$61,942	$9,244	$6,880	$4,483	$—	$20,607	$(667)	$81,882
Purchases of property, equipment and capitalized software	670	185	363	89	—	637	—	1,307
Depreciation and amortization	766	158	359	92	—	609	—	1,375

15.    Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2015 and 2014 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2015
Revenues	$35,756	$36,263	$41,489	$43,599
Operating costs	33,116	33,368	38,471	41,131
Earnings from operations	2,640	2,895	3,018	2,468
Net earnings	1,413	1,585	1,618	1,252
Net earnings attributable to UnitedHealth Group common stockholders	1,413	1,585	1,597	1,218
Net earnings per share attributable to UnitedHealth Group common stockholders:
Basic	1.48	1.66	1.68	1.28
Diluted	1.46	1.64	1.65	1.26
2014
Revenues	$31,708	$32,574	$32,759	$33,433
Operating costs	29,654	30,022	29,856	30,668
Earnings from operations	2,054	2,552	2,903	2,765
Net earnings	1,099	1,408	1,602	1,510
Net earnings attributable to UnitedHealth Group common stockholders	1,099	1,408	1,602	1,510
Net earnings per share attributable to UnitedHealth Group common stockholders:
Basic	1.12	1.44	1.65	1.58
Diluted	1.10	1.42	1.63	1.55

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2015
UnitedHealth Group Incorporated and Subsidiaries’ (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management’s assessment of the effectiveness of our internal control over financial reporting excluded an assessment of the effectiveness of our internal control over financial reporting of the Catamaran Corporation (Catamaran) acquisition. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition. We acquired Catamaran during July 2015. Catamaran represented 16% of our consolidated total assets and 8% of our consolidated total revenues as of and for the year ended December 31, 2015. Based on our assessment and the COSO criteria, we believe that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control over Financial Reporting as of December 31, 2015, management excluded from its assessment the internal control over financial reporting at Catamaran Corporation (Catamaran), which was acquired during July 2015 and whose financial statements collectively constitute 16% of consolidated total assets and 8% of consolidated total revenues as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Catamaran. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 9, 2016, including their name and principal occupation or employment:

William C. Ballard, Jr. Former Of Counsel Bingham Greenebaum Doll LLP (formerly Greenebaum Doll & McDonald PLLC)	Michele J. Hooper President and Chief Executive Officer The Directors’ Council, a company focused on improving the governance processes of corporate boards
Edson Bueno, M.D. Founder and Chief Executive Officer Amil	Rodger A. Lawson Chairman E*TRADE Financial Corporation and Retired President and Chief Executive Officer Fidelity Investments - Financial Services
Richard T. Burke Non-Executive Chairman UnitedHealth Group	Glenn M. Renwick Chairman, President and Chief Executive Officer The Progressive Corporation
Robert J. Darretta Retired Vice-Chairman and Chief Financial Officer Johnson & Johnson	Kenneth I. Shine, M.D. Professor of Medicine at the Dell Medical School University of Texas
Stephen J. Hemsley Chief Executive Officer UnitedHealth Group	Gail R. Wilensky, Ph.D. Senior Fellow Project HOPE, an international health foundation
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller and persons performing similar functions. The code of ethics, entitled Code of Conduct: Our Principles of Ethics and Integrity, is posted on our website at www.unitedhealthgroup.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.”
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Proposal 1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2015, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by stockholders (1)	33	$68	97	(3)
Equity compensation plans not approved by stockholders (2)	—	—	—
Total (2)	33	$68	97

(1)	Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and the UnitedHealth Group 1993 ESPP, as amended.

(2)
Excludes 263,000 shares underlying stock options assumed by us in connection with an acquisition. These options have a weighted-average exercise price of $95 and an average remaining term of approximately 8.6 years. The options are administered pursuant to the terms of the plan under which the options originally were granted. No future awards will be granted under this acquired plan.

(3)
Includes 12 million shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2015, and 85 million shares available under the 2011 Stock Incentive Plan as of December 31, 2015. Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

•	Notes to the Consolidated Financial Statements.

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

(b)
The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1‑10864.

EXHIBIT INDEX**

2.1
Arrangement Agreement, dated as of March 29, 2015, among UnitedHealth Group Incorporated, 1031387 B.C. Unlimited Liability Company and Catamaran Corporation (incorporated by reference to Exhibit 2.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on March 30, 2015)

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A filed on July 1, 2015)

3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A filed on July 1, 2015)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2015 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on June 5, 2015)

*10.2
Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014)

*10.3
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 toUnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.13
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.16
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.17
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.18
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.19
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.20
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.21
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.22
Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.23
Sixth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.24	Summary of Non-Management Director Compensation, effective as of January 1, 2016

*10.25
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.26
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.27
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.28
Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.29
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.30
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.31
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.32
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.33
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.34
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.36
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.37
Amended and Restated Employment Agreement, effective December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.38
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.39
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.40	Amended and Restated Employment Agreement, dated as of February 3, 2014, between United HealthCare Services, Inc. and D. Ellen Wilson
11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 9, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2016

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29	$559
Short-term notes receivable from subsidiaries	—	27
Deferred income taxes and other current assets	313	271
Total current assets	342	857
Equity in net assets of subsidiaries	56,316	44,643
Long-term notes receivable from subsidiaries	9,679	4,635
Other assets	328	278
Total assets	$66,665	$50,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$449	$332
Note payable to subsidiary	310	215
Commercial paper and current maturities of long-term debt	6,587	1,365
Total current liabilities	7,346	1,912
Long-term debt, less current maturities	25,344	15,891
Deferred income taxes and other liabilities	145	156
Total liabilities	32,835	17,959
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 953 and 954 issued and outstanding	10	10
Additional paid-in capital	29	—
Retained earnings	37,125	33,836
Accumulated other comprehensive loss	(3,334)	(1,392)
Total UnitedHealth Group stockholders’ equity	33,830	32,454
Total liabilities and stockholders’ equity	$66,665	$50,413
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Revenues:
Investment and other income	$396	$293	$252
Total revenues	396	293	252
Operating costs:
Operating costs	(17)	1	(9)
Interest expense	717	554	618
Total operating costs	700	555	609
Loss before income taxes	(304)	(262)	(357)
Benefit for income taxes	111	96	130
Loss of parent company	(193)	(166)	(227)
Equity in undistributed income of subsidiaries	6,006	5,785	5,852
Net earnings	5,813	5,619	5,625
Other comprehensive loss	(1,942)	(484)	(1,346)
Comprehensive income	$3,871	$5,135	$4,279
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Operating activities
Cash flows from operating activities	$1,727	$7,445	$5,099
Investing activities
Issuance of notes to subsidiaries	(5,064)	(436)	(1,517)
Cash paid for acquisitions	(12,270)	(1,852)	(274)
Return of capital to parent company	4,375	—	—
Capital contributions to subsidiaries	(1,109)	(704)	(942)
Other, net	140	(9)	275
Cash flows used for investing activities	(13,928)	(3,001)	(2,458)
Financing activities
Common stock repurchases	(1,200)	(4,008)	(3,170)
Proceeds from common stock issuances	402	462	598
Cash dividends paid	(1,786)	(1,362)	(1,056)
Proceeds from (repayments of) commercial paper, net	3,666	(794)	(474)
Proceeds from issuance of long-term debt	11,982	1,997	2,235
Repayments of long-term debt	(1,041)	(812)	(943)
Other, net	(352)	(190)	(34)
Cash flows from (used for) financing activities	11,671	(4,707)	(2,844)
Decrease in cash and cash equivalents	(530)	(263)	(203)
Cash and cash equivalents, beginning of period	559	822	1,025
Cash and cash equivalents, end of period	$29	$559	$822

Supplemental cash flow disclosures
Cash paid for interest	$573	$578	$618
Cash paid for income taxes	4,294	4,028	2,765
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
Intercompany Notes. In July 2015, the parent company issued $4.8 billion in intercompany notes that were used to partially fund the Catamaran acquisition. See Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information about Catamaran.
In 2013, the parent company issued intercompany notes of $1.5 billion that were used primarily to fund the purchase of Amil’s remaining public shares.
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $4.8 billion, $5.5 billion and $5.3 billion in 2015, 2014 and 2013, respectively. Additionally, in 2015, $4.4 billion in cash was received as a return of capital to the parent company.
3. Business Combination
For information on the Catamaran acquisition, see Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
4.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries that totaled $164 million and $150 million at December 31, 2015 and 2014, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2016	$6,583
2017	3,472
2018	2,600
2019	1,000
2020	1,950
Thereafter	16,367
5. Commitments and Contingencies
For a summary of commitments and contingencies, see Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 9, 2016

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. HEMSLEY	Director and Chief Executive Officer (principal executive officer)	February 9, 2016
Stephen J. Hemsley
/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	February 9, 2016
David S. Wichmann
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 9, 2016
Thomas E. Roos
*	Director	February 9, 2016
William C. Ballard, Jr.
*	Director	February 9, 2016
Edson Bueno
*	Director	February 9, 2016
Richard T. Burke
*	Director	February 9, 2016
Robert J. Darretta
*	Director	February 9, 2016
Michele J. Hooper
*	Director	February 9, 2016
Rodger A. Lawson
*	Director	February 9, 2016
Glenn M. Renwick
*	Director	February 9, 2016
Kenneth I. Shine
*	Director	February 9, 2016
Gail R. Wilensky

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact

EXHIBIT INDEX**

2.1
Arrangement Agreement, dated as of March 29, 2015, among UnitedHealth Group Incorporated, 1031387 B.C. Unlimited Liability Company and Catamaran Corporation (incorporated by reference to Exhibit 2.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on March 30, 2015)

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A filed on July 1, 2015)

3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A filed on July 1, 2015)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2015 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on June 5, 2015)

*10.2
Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014)

*10.3
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)

*10.13
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.16
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.17
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.18
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.19
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.20
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.21
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.22
Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.23
Sixth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.24	Summary of Non-Management Director Compensation, effective as of January 1, 2016
*10.25
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.26
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.27
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.28
Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.29
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.30
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.31
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.32
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.33
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.34
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.36
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.37
Amended and Restated Employment Agreement, effective December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.38
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.39
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.40	Amended and Restated Employment Agreement, dated as of February 3, 2014, between United HealthCare Services, Inc. and D. Ellen Wilson
11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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