Form 10-Q
period 2016-03-31
UNITEDHEALTH GROUP INC
filed 2016-05-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

As of April 29, 2016, there were 950,804,129 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,596	$10,923
Short-term investments	2,418	1,988
Accounts receivable, net	7,777	6,523
Other current receivables, net	6,865	6,801
Assets under management	2,878	2,998
Prepaid expenses and other current assets	3,211	2,406
Total current assets	33,745	31,639
Long-term investments	20,895	18,792
Property, equipment and capitalized software, net	4,976	4,861
Goodwill	46,294	44,453
Other intangible assets, net	8,861	8,391
Other assets	3,084	3,118
Total assets	$117,855	$111,254
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$15,823	$14,330
Accounts payable and accrued liabilities	13,740	11,994
Other policy liabilities	8,317	7,798
Commercial paper and current maturities of long-term debt	6,504	6,634
Unearned revenues	1,901	2,142
Total current liabilities	46,285	42,898
Long-term debt, less current maturities	27,218	25,331
Future policy benefits	2,508	2,496
Deferred income taxes	3,066	3,587
Other liabilities	1,887	1,481
Total liabilities	80,964	75,793
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	1,824	1,736
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 954 and 953 issued and outstanding	10	10
Additional paid-in capital	—	29
Retained earnings	37,963	37,125
Accumulated other comprehensive loss	(2,804)	(3,334)
Nonredeemable noncontrolling interest	(102)	(105)
Total equity	35,067	33,725
Total liabilities, redeemable noncontrolling interests and equity	$117,855	$111,254

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Revenues:
Premiums	$34,811	$31,674
Products	6,393	1,230
Services	3,140	2,706
Investment and other income	183	146
Total revenues	44,527	35,756
Operating costs:
Medical costs	28,430	25,790
Operating costs	6,758	5,834
Cost of products sold	5,877	1,114
Depreciation and amortization	502	378
Total operating costs	41,567	33,116
Earnings from operations	2,960	2,640
Interest expense	(259)	(150)
Earnings before income taxes	2,701	2,490
Provision for income taxes	(1,074)	(1,077)
Net earnings	1,627	1,413
Earnings attributable to noncontrolling interests	(16)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,611	$1,413
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.69	$1.48
Diluted	$1.67	$1.46
Basic weighted-average number of common shares outstanding	953	954
Dilutive effect of common share equivalents	14	15
Diluted weighted-average number of common shares outstanding	967	969
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	7	9
Cash dividends declared per common share	$0.500	$0.375

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net earnings	$1,627	$1,413
Other comprehensive income (loss):
Gross unrealized gains on investment securities during the period	260	105
Income tax effect	(96)	(37)
Total unrealized gains, net of tax	164	68
Gross reclassification adjustment for net realized gains included in net earnings	(35)	(3)
Income tax effect	13	1
Total reclassification adjustment, net of tax	(22)	(2)
Total foreign currency translation gains (losses)	388	(959)
Other comprehensive income (loss)	530	(893)
Comprehensive income	2,157	520
Comprehensive income attributable to noncontrolling interests	(16)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,141	$520

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				1,611			11	1,622
Other comprehensive income					142	388		530
Issuances of common stock, and related tax effects	5	—	56					56
Share-based compensation			150					150
Common share repurchases	(4)	—	(176)	(324)				(500)
Cash dividends paid on common shares				(477)				(477)
Redeemable noncontrolling interests fair value and other adjustments			(59)					(59)
Distribution to nonredeemable noncontrolling interest							(8)	(8)
Balance at March 31, 2016	954	$10	$—	$37,963	$198	$(3,002)	$(102)	$35,067

Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$—	$32,454
Net earnings				1,413				1,413
Other comprehensive income (loss)					66	(959)		(893)
Issuances of common stock, and related tax effects	6	—	—					—
Share-based compensation, and related tax benefits			206					206
Common share repurchases	(8)	—	(157)	(739)				(896)
Cash dividends paid on common shares				(357)				(357)
Redeemable noncontrolling interests fair value and other adjustments			(49)					(49)
Balance at March 31, 2015	952	$10	$—	$34,153	$289	$(2,574)	$—	$31,878

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Operating activities
Net earnings	$1,627	$1,413
Noncash items:
Depreciation and amortization	502	378
Deferred income taxes	145	122
Share-based compensation	157	125
Other, net	6	(44)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,110)	(758)
Other assets	(2,162)	(2,162)
Medical costs payable	1,368	1,610
Accounts payable and other liabilities	1,770	1,648
Other policy liabilities	266	154
Unearned revenues	(251)	(217)
Cash flows from operating activities	2,318	2,269
Investing activities
Purchases of investments	(5,173)	(1,891)
Sales of investments	2,122	503
Maturities of investments	978	843
Cash paid for acquisitions, net of cash assumed	(1,697)	(575)
Purchases of property, equipment and capitalized software	(425)	(373)
Other, net	14	(32)
Cash flows used for investing activities	(4,181)	(1,525)
Financing activities
Common share repurchases	(500)	(896)
Cash dividends paid	(477)	(357)
Proceeds from common stock issuances	198	192
Proceeds from issuance of long-term debt	2,485	—
Repayments of long-term debt	(601)	(416)
(Repayments of) proceeds from commercial paper, net	(285)	1,194
Customer funds administered	1,067	1,049
Other, net	(385)	(270)
Cash flows from financing activities	1,502	496
Effect of exchange rate changes on cash and cash equivalents	34	(85)
(Decrease) increase in cash and cash equivalents	(327)	1,155
Cash and cash equivalents, beginning of period	10,923	7,495
Cash and cash equivalents, end of period	$10,596	$8,650

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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC (2015 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to estimates and judgments for medical costs payable and revenues, valuation and impairment analysis of goodwill and other intangible assets and valuations of certain investments. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
The accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K remain unchanged.
Reclassification
During the fourth quarter of 2015, the Company aligned its accounting policy to conform the presentation of certain pharmacy fulfillment costs related to an acquired OptumRx business. These costs are now included in medical costs and cost of products sold, whereas they were previously included in operating costs. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased medical expenses by $101 million, decreased operating costs by $115 million and increased cost of products sold by $14 million for the three months ended March 31, 2015. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the effect of the new leasing guidance.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The new guidance changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect of the new financial instruments guidance.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 modifies several aspects of the accounting for share-based payment awards, including income tax consequences, and classification on the statement of cash flows. The Company early adopted ASU 2016-09 in the first quarter of 2016. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2016. The provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated financial position, results of operations, equity or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. The Company adopted ASU 2015-17 on a prospective basis in the first quarter of 2016 and the prior period was not retrospectively adjusted. The adoption of ASU 2015-17 did not impact the Company’s consolidated financial position, results of operations, equity or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented as a reduction of the carrying amount of the related debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted ASU 2015-03 on a retrospective basis, as required, in the first quarter of 2016. The Company reclassified $129 million in debt issuance costs that were recorded in other assets on the Consolidated Balance Sheet as of December 31, 2015 to long-term debt, less current maturities.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,318	$13	$(1)	$2,330
State and municipal obligations	6,233	180	(2)	6,411
Corporate obligations	8,751	110	(30)	8,831
U.S. agency mortgage-backed securities	2,488	28	(3)	2,513
Non-U.S. agency mortgage-backed securities	958	17	(4)	971
Total debt securities - available-for-sale	20,748	348	(40)	21,056
Equity securities - available-for-sale	1,739	63	(53)	1,749
Debt securities - held-to-maturity:
U.S. government and agency obligations	175	3	—	178
State and municipal obligations	7	—	—	7
Corporate obligations	326	—	—	326
Total debt securities - held-to-maturity	508	3	—	511
Total investments	$22,995	$414	$(93)	$23,316
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,982	$1	$(6)	$1,977
State and municipal obligations	6,022	149	(3)	6,168
Corporate obligations	7,446	41	(81)	7,406
U.S. agency mortgage-backed securities	2,127	13	(16)	2,124
Non-U.S. agency mortgage-backed securities	962	5	(11)	956
Total debt securities - available-for-sale	18,539	209	(117)	18,631
Equity securities - available-for-sale	1,638	58	(57)	1,639
Debt securities - held-to-maturity:
U.S. government and agency obligations	163	1	—	164
State and municipal obligations	8	—	—	8
Corporate obligations	339	—	—	339
Total debt securities - held-to-maturity	510	1	—	511
Total investments	$20,687	$268	$(174)	$20,781

The amortized cost and fair value of debt securities as of March 31, 2016, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,534	$2,539	$128	$128
Due after one year through five years	7,944	8,019	184	186
Due after five years through ten years	4,841	4,968	114	114
Due after ten years	1,983	2,046	82	83
U.S. agency mortgage-backed securities	2,488	2,513	—	—
Non-U.S. agency mortgage-backed securities	958	971	—	—
Total debt securities	$20,748	$21,056	$508	$511

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$507	$(1)	$—	$—	$507	$(1)
State and municipal obligations	488	(2)	—	—	488	(2)
Corporate obligations	2,107	(22)	337	(8)	2,444	(30)
U.S. agency mortgage-backed securities	—	—	214	(3)	214	(3)
Non-U.S. agency mortgage-backed securities	203	(1)	145	(3)	348	(4)
Total debt securities - available-for-sale	$3,305	$(26)	$696	$(14)	$4,001	$(40)
Equity securities - available-for-sale	$98	$(8)	$94	$(45)	$192	$(53)
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,473	$(6)	$—	$—	$1,473	$(6)
State and municipal obligations	650	(3)	—	—	650	(3)
Corporate obligations	4,629	(63)	339	(18)	4,968	(81)
U.S. agency mortgage-backed securities	1,304	(12)	116	(4)	1,420	(16)
Non-U.S. agency mortgage-backed securities	593	(7)	127	(4)	720	(11)
Total debt securities - available-for-sale	$8,649	$(91)	$582	$(26)	$9,231	$(117)
Equity securities - available-for-sale	$112	$(11)	$89	$(46)	$201	$(57)
The Company’s unrealized losses from all securities as of March 31, 2016 were generated from approximately 5,000 positions out of a total of 26,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2016, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended March 31,
(in millions)	2016	2015
Total other than temporary impairments recognized in earnings	$(21)	$(1)
Gross realized losses from sales	(31)	(6)
Gross realized gains from sales	87	10
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	35	3
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(13)	(1)
Realized gains, net of taxes	$22	$2
3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 5 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K.
The Company elected to measure the entirety of the Supplemental Health Insurance Program (AARP Program) assets under management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for further detail on the AARP Program.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets, excluding assets and liabilities related to the AARP Program:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2016
Cash and cash equivalents	$10,590	$6	$—	$10,596
Debt securities - available-for-sale:
U.S. government and agency obligations	2,159	171	—	2,330
State and municipal obligations	—	6,411	—	6,411
Corporate obligations	8	8,725	98	8,831
U.S. agency mortgage-backed securities	—	2,513	—	2,513
Non-U.S. agency mortgage-backed securities	—	971	—	971
Total debt securities - available-for-sale	2,167	18,791	98	21,056
Equity securities - available-for-sale	1,344	15	390	1,749
Interest rate swap assets	—	245	—	245
Total assets at fair value	$14,101	$19,057	$488	$33,646
Percentage of total assets at fair value	42%	57%	1%	100%
December 31, 2015
Cash and cash equivalents	$10,906	$17	$—	$10,923
Debt securities - available-for-sale:
U.S. government and agency obligations	1,779	198	—	1,977
State and municipal obligations	—	6,168	—	6,168
Corporate obligations	5	7,308	93	7,406
U.S. agency mortgage-backed securities	—	2,124	—	2,124
Non-U.S. agency mortgage-backed securities	—	951	5	956
Total debt securities - available-for-sale	1,784	16,749	98	18,631
Equity securities - available-for-sale	1,223	14	402	1,639
Interest rate swap assets	—	93	—	93
Total assets at fair value	$13,913	$16,873	$500	$31,286
Percentage of total assets at fair value	44%	54%	2%	100%
Interest rate swap liabilities	$—	$11	$—	$11
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the three months ended March 31, 2016 or 2015.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$178	$—	$—	$178	$175
State and municipal obligations	—	—	7	7	7
Corporate obligations	87	11	228	326	326
Total debt securities - held-to-maturity	$265	$11	$235	$511	$508
Other assets	$—	$477	$—	$477	$478
Long-term debt and other financing obligations	$—	$32,605	$—	$32,605	$30,020
December 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$163
State and municipal obligations	—	—	8	8	8
Corporate obligations	91	10	238	339	339
Total debt securities - held-to-maturity	$255	$10	$246	$511	$510
Other assets	$—	$493	$—	$493	$500
Long-term debt and other financing obligations	$—	$29,455	$—	$29,455	$27,978
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2016 or 2015.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2016			March 31, 2015
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$98	$402	$500	$74	$310	$384
Purchases	4	12	16	4	4	8
Sales	(7)	(2)	(9)	—	(1)	(1)
Net unrealized gains (losses) in accumulated other comprehensive income	3	(6)	(3)	1	(5)	(4)
Net realized (losses) gains in investment and other income	—	(16)	(16)	—	1	1
Balance at end of period	$98	$390	$488	$79	$309	$388
4.    Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2016			December 31, 2015
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,356	$242	$—	$1,703	$423	$—
Other policy liabilities	—	34	527	—	58	496
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for further detail on Medicare Part D.

5.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. As of March 31, 2016 and December 31, 2015, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $2.8 billion and $2.6 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for more information on the Company’s pharmaceutical manufacturer rebates.
6.    Medical Costs Reserve Development
Favorable medical cost reserve development was $360 million and $140 million for the three months ended March 31, 2016 and 2015, respectively. In both periods, favorable development was driven by a number of individual factors that were not material.

7.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	March 31, 2016			December 31, 2015
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value (a)	Fair Value
Commercial paper	$3,702	$3,702	$3,702	$3,987	$3,987	$3,987
Floating rate term loan due July 2016	1,500	1,500	1,500	1,500	1,500	1,500
5.375% notes due March 2016	—	—	—	601	605	606
1.875% notes due November 2016	400	400	403	400	400	403
5.360% notes due November 2016	95	95	97	95	95	98
Floating rate notes due January 2017	750	749	751	750	749	751
6.000% notes due June 2017	441	455	467	441	458	469
1.450% notes due July 2017	750	749	754	750	749	750
1.400% notes due October 2017	625	624	627	625	624	624
6.000% notes due November 2017	156	162	168	156	162	168
1.400% notes due December 2017	750	751	753	750	751	748
6.000% notes due February 2018	1,100	1,112	1,194	1,100	1,114	1,196
1.900% notes due July 2018	1,500	1,495	1,523	1,500	1,494	1,505
1.700% notes due February 2019	750	747	756	—	—	—
1.625% notes due March 2019	500	502	504	500	502	494
2.300% notes due December 2019	500	509	508	500	499	502
2.700% notes due July 2020	1,500	1,494	1,558	1,500	1,493	1,516
3.875% notes due October 2020	450	464	487	450	452	476
4.700% notes due February 2021	400	424	452	400	413	438
2.125% notes due March 2021	750	744	757	—	—	—
3.375% notes due November 2021	500	516	534	500	500	517
2.875% notes due December 2021	750	778	779	750	753	760
2.875% notes due March 2022	1,100	1,097	1,140	1,100	1,059	1,099
3.350% notes due July 2022	1,000	994	1,064	1,000	994	1,023
0.000% notes due November 2022	15	11	12	15	10	11
2.750% notes due February 2023	625	635	636	625	611	613
2.875% notes due March 2023	750	810	770	750	781	742
3.750% notes due July 2025	2,000	1,985	2,155	2,000	1,985	2,062
3.100% notes due March 2026	1,000	994	1,023	—	—	—
4.625% notes due July 2035	1,000	991	1,116	1,000	991	1,038
5.800% notes due March 2036	850	837	1,081	850	838	1,003
6.500% notes due June 2037	500	491	674	500	492	628
6.625% notes due November 2037	650	640	896	650	641	829
6.875% notes due February 2038	1,100	1,074	1,544	1,100	1,076	1,439
5.700% notes due October 2040	300	295	377	300	296	348
5.950% notes due February 2041	350	345	454	350	345	416
4.625% notes due November 2041	600	588	669	600	588	609
4.375% notes due March 2042	502	483	540	502	483	493
3.950% notes due October 2042	625	606	629	625	606	582
4.250% notes due March 2043	750	733	790	750	734	728
4.750% notes due July 2045	2,000	1,971	2,293	2,000	1,971	2,107
Total commercial paper, term loan and long-term debt	$33,586	$33,552	$36,137	$31,972	$31,801	$33,278

(a)
In the first quarter of 2016, the Company adopted ASU 2015-03, retrospectively as required. See Note 1 of Notes to the Condensed Consolidated Financial Statements for more information on the adoption of ASU 2015-03.

The Company’s long-term debt obligations also included $170 million and $164 million of other financing obligations, of which $58 million and $47 million were current as of March 31, 2016 and December 31, 2015, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2016, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.7%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2020, December 2018, and November 2016, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of March 31, 2016, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of March 31, 2016, annual interest rates would have ranged from 1.2% to 1.7%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of March 31, 2016.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade

Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the Brazilian federal revenue service (the Secretaria da Receita Federal), the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. The Company has produced documents, information and witnesses to the Department of Justice in cooperation with a current review of the Company’s risk-adjustment processes, including the Company’s patient chart review and related programs. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies (including state health insurance cooperatives) that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court held a hearing in July 2015 to begin its consideration of the latest proposed rehabilitation plan. The hearing is scheduled to continue in 2016.
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
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2016
Revenues - external customers:
Premiums	$33,963	$848	$—	$—	$—	$848	$—	$34,811
Products	—	13	20	6,360	—	6,393	—	6,393
Services	1,796	612	606	126	—	1,344	—	3,140
Total revenues - external customers	35,759	1,473	626	6,486	—	8,585	—	44,344
Total revenues - intersegment	—	2,485	1,041	7,785	(254)	11,057	(11,057)	—
Investment and other income	141	40	—	2	—	42	—	183
Total revenues	$35,900	$3,998	$1,667	$14,273	$(254)	$19,684	$(11,057)	$44,527
Earnings from operations	$1,854	$300	$246	$560	$—	$1,106	$—	$2,960
Interest expense	—	—	—	—	—	—	(259)	(259)
Earnings before income taxes	$1,854	$300	$246	$560	$—	$1,106	$(259)	$2,701
Three Months Ended March 31, 2015
Revenues - external customers:
Premiums	$30,905	$769	$—	$—	$—	$769	$—	$31,674
Products	—	5	20	1,205	—	1,230	—	1,230
Services	1,603	521	559	23	—	1,103	—	2,706
Total revenues - external customers	32,508	1,295	579	1,228	—	3,102	—	35,610
Total revenues - intersegment	—	1,963	811	7,067	(159)	9,682	(9,682)	—
Investment and other income	115	31	—	—	—	31	—	146
Total revenues	$32,623	$3,289	$1,390	$8,295	$(159)	$12,815	$(9,682)	$35,756
Earnings from operations	$1,898	$234	$222	$286	$—	$742	$—	$2,640
Interest expense	—	—	—	—	—	—	(150)	(150)
Earnings before income taxes	$1,898	$234	$222	$286	$—	$742	$(150)	$2,490

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2015 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2015 10-K and in the discussion below.
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

Further information on our business is included in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K and additional information on our segments can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Business Trends
Our businesses participate in the United States, Brazilian and certain other international health economies. In the United States, health care spending has grown consistently for many years and comprises approximately 18% of gross domestic product. We expect overall spending on health care to continue to grow in the future due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory aspects. Our review of regulatory considerations involves a focus on minimum loss ratio (MLR) thresholds and the risk adjustment and reinsurance provisions that impact the small group and individual markets. We will continue seeking to balance growth and profitability across all of these dimensions.
We continue to expect broad-based competition in commercial products and pressure from government funding. The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Annual commercial premium rate increases are subject to federal and state review and approval procedures. In addition, a provision in the 2016 Federal Budget imposes a one year moratorium for payment of the 2017 Health Insurance Industry Tax. For policies that include a portion of 2017 coverage periods, our premiums will reflect the impact of the moratorium. Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.” We expect continued Medicaid revenue growth due to anticipated increases in the number of people we serve; we also believe that the reimbursement rate environment creates the risk of downward pressure on Medicaid net margin percentages.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases with medical management. Our 2016 management activities include managing costs across all health care categories, including specialty pharmacy spending, as new therapies are introduced at high costs and older drugs experience price increases.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) and other regulatory items. For additional information about Health Reform Legislation and regulatory trends and uncertainties, see Part I, Item 1, “Business - Government Regulation,” Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K.
Medicare Advantage Rates and Minimum Loss Ratios. Final 2017 Medicare Advantage rates resulted in an increase in industry base rates of approximately 0.85%, well short of the industry forward medical cost trend of 3%, which creates continued pressure in the Medicare Advantage program. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
As provided in the Affordable Care Act, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan can use to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. For the 2016 payment year, approximately 57% of our Medicare Advantage members are in plans rated four stars or higher. We expect that at least 63% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2017. We continue to dedicate substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance.
Health Insurance Industry Tax and Premium Stabilization Programs. The industry-wide amount of the annual tax is $11.3 billion in 2016 and we expect to pay our proportionate share of $1.8 billion in September 2016. Health Reform Legislation also includes three programs designed to stabilize the health insurance markets. These programs encompass: a temporary reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program.
For details on the Health Insurance Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part 2, Item 8, “Financial Statements” in the Company’s 2015 10-K.
Individual Public Exchanges. In 2016, we are participating in individual public exchange offerings in 34 states. We have a premium deficiency reserve recorded for our estimated 2016 losses as of March 31, 2016. A portion of the premium deficiency reserve was recorded in our 2015 results for in-force contracts as of January 1, 2016. In 2017, we will participate in a substantially smaller number of individual public exchanges.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	2016 vs. 2015
Revenues:
Premiums	$34,811	$31,674	$3,137	10%
Products	6,393	1,230	5,163	420
Services	3,140	2,706	434	16
Investment and other income	183	146	37	25
Total revenues	44,527	35,756	8,771	25
Operating costs (a):
Medical costs	28,430	25,790	2,640	10
Operating costs	6,758	5,834	924	16
Cost of products sold	5,877	1,114	4,763	428
Depreciation and amortization	502	378	124	33
Total operating costs	41,567	33,116	8,451	26
Earnings from operations	2,960	2,640	320	12
Interest expense	(259)	(150)	109	73
Earnings before income taxes	2,701	2,490	211	8
Provision for income taxes	(1,074)	(1,077)	(3)	—
Net earnings	1,627	1,413	214	15
Earnings attributable to noncontrolling interests	(16)	—	16	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,611	$1,413	$198	14%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.67	$1.46	$0.21	14%
Medical care ratio (b)	81.7%	81.4%	0.3%
Operating cost ratio	15.2	16.3	(1.1)
Operating margin	6.6	7.4	(0.8)
Tax rate	39.8	43.3	(3.5)
Net earnings margin (c)	3.6	4.0	(0.4)
Return on equity (d)	18.7%	17.6%	1.1%

nm= not meaningful

(a)
During the fourth quarter of 2015, the Company changed its presentation of certain pharmacy fulfillment costs related to its OptumRx business. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on this reclassification.

(b)	Medical care ratio is calculated as medical costs divided by premium revenue.

(c)	Net earnings margin attributable to UnitedHealth Group shareholders.

(d)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the period presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2016 year-over-year operating comparisons to first quarter 2015 and other 2016 significant items.

•	Consolidated revenues grew 25%, UnitedHealthcare revenues grew 10% and Optum revenues grew 54%.

•	UnitedHealthcare grew to serve an additional 2.0 million people domestically.

•	Earnings from operations increased 12%, including an increase of 49% at Optum, partially offset by a slight decrease at UnitedHealthcare.

•	Diluted earnings per common share increased 14% to $1.67.

•	Cash flows from operations were $2.3 billion.
2016 RESULTS OF OPERATIONS COMPARED TO 2015 RESULTS
Our results of operations for the three months ended March 31, 2016 compared to the corresponding prior period was affected by our acquisition of Catamaran Corporation (Catamaran) in the third quarter of 2015.
Consolidated Financial Results
Revenues
The increase in revenues was primarily driven by the effect of the Catamaran acquisition, organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses.
Medical Costs and Medical Care Ratio
Medical costs increased due to risk-based membership growth, additional exchange losses and an extra day in the quarter due to the leap year. The medical care ratio increased due to the factors that increased medical costs, partially offset by higher levels of favorable reserve development and improved core business performance.
Operating Cost Ratio
The decrease in our operating cost ratio was due to the inclusion of Catamaran.
Income Tax Rate
Our effective tax rate decreased primarily due to the adoption of ASU 2016-09, which we adopted in the first quarter of 2016. We expect our effective tax rate for full year 2016 will be approximately 41%. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information about the adoption of ASU 2016-09.

Reportable Segments
See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015
Revenues
UnitedHealthcare	$35,900	$32,623	$3,277	10%
OptumHealth	3,998	3,289	709	22
OptumInsight	1,667	1,390	277	20
OptumRx	14,273	8,295	5,978	72
Optum eliminations	(254)	(159)	95	60
Optum	19,684	12,815	6,869	54
Eliminations	(11,057)	(9,682)	1,375	14
Consolidated revenues	$44,527	$35,756	$8,771	25%
Earnings from operations
UnitedHealthcare	$1,854	$1,898	$(44)	(2)%
OptumHealth	300	234	66	28
OptumInsight	246	222	24	11
OptumRx	560	286	274	96
Optum	1,106	742	364	49
Consolidated earnings from operations	$2,960	$2,640	$320	12%
Operating margin
UnitedHealthcare	5.2%	5.8%	(0.6)%
OptumHealth	7.5	7.1	0.4
OptumInsight	14.8	16.0	(1.2)
OptumRx	3.9	3.4	0.5
Optum	5.6	5.8	(0.2)
Consolidated operating margin	6.6%	7.4%	(0.8)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015
UnitedHealthcare Employer & Individual	$12,820	$11,423	$1,397	12%
UnitedHealthcare Medicare & Retirement	14,065	12,781	1,284	10
UnitedHealthcare Community & State	7,728	6,905	823	12
UnitedHealthcare Global	1,287	1,514	(227)	(15)
Total UnitedHealthcare revenues	$35,900	$32,623	$3,277	10%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2016	2015	2016 vs. 2015
Commercial risk-based	8,600	8,115	485	6%
Commercial fee-based, including TRICARE	21,825	21,315	510	2
Total commercial	30,425	29,430	995	3
Medicare Advantage	3,530	3,205	325	10
Medicaid	5,450	5,040	410	8
Medicare Supplement (Standardized)	4,200	3,930	270	7
Total public and senior	13,180	12,175	1,005	8
Total UnitedHealthcare - domestic medical	43,605	41,605	2,000	5
International	4,065	4,160	(95)	(2)
Total UnitedHealthcare - medical	47,670	45,765	1,905	4%
Supplemental Data:
Medicare Part D stand-alone	4,990	5,105	(115)	(2)%
Growth in services to mid-sized employers, small groups and individuals led the overall increase in people served through risk-based benefit plans in the commercial market. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to pricing increases in response to inflationary economic conditions in Brazil.
UnitedHealthcare’s revenue growth was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings and operating margins decreased year-over-year driven by an additional day in the quarter due to the leap year and public exchange performance, partially offset by higher levels of favorable reserve development.
Optum
Total revenues and operating earnings increased as each reporting segment reported increased revenues and earnings from operations as a result of the factors discussed below. An increased mix of pharmacy care services business, due to the acquisition of Catamaran, decreased Optum’s operating margin from the prior year.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to growth in its health delivery businesses including expansion in neighborhood care centers.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to expansion and growth in technology services, care provider revenue management services and payment services.
OptumRx
Revenue and earnings from operations increased due to the acquisition of Catamaran and strong organic growth. For more information about Catamaran, see Note 3 in Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2015 10-K.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2016	2015	2016 vs. 2015
Sources of cash:
Cash provided by operating activities	$2,318	$2,269	$49
Issuances of commercial paper and long-term debt, net of repayments	1,599	778	821
Proceeds from common stock issuances	198	192	6
Customer funds administered	1,067	1,049	18
Other	14	—	14
Total sources of cash	5,196	4,288
Uses of cash:
Common stock repurchases	(500)	(896)	396
Cash paid for acquisitions, net of cash assumed	(1,697)	(575)	(1,122)
Purchases of investments, net of sales and maturities	(2,073)	(545)	(1,528)
Purchases of property, equipment and capitalized software, net	(425)	(373)	(52)
Cash dividends paid	(477)	(357)	(120)
Other	(385)	(302)	(83)
Total uses of cash	(5,557)	(3,048)
Effect of exchange rate changes on cash and cash equivalents	34	(85)	119
Net (decrease) increase in cash and cash equivalents	$(327)	$1,155	$(1,482)
2016 Cash Flows Compared to 2015 Cash Flows
Cash flows provided by operating activities in 2016 increased primarily due to higher net earnings.
Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments and cash paid for acquisitions, partially offset by an increase in proceeds from debt issuances.
Financial Condition
As of March 31, 2016, our cash, cash equivalent and available-for-sale investment balances of $33.4 billion included $10.6 billion of cash and cash equivalents (of which $500 million was available for general corporate use), $21.1 billion of debt securities and $1.7 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “AA” as of March 31, 2016. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of March 31, 2016, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 47%.

Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In February 2016, we issued debt to repay commercial paper borrowings, which were incurred for general corporate and working capital purposes, and to repay our 5.375% notes that were due March 15, 2016. For more information, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2016 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2016, we repurchased 4 million shares at an average price of $119.49 per share. As of March 31, 2016, we had Board authorization to purchase up to an additional 57 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $2.00 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
For additional liquidity discussion, see Note 11 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2015 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015 was disclosed in our 2015 10-K. During the three months ended March 31, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of new accounting pronouncements that affect us.
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
Our critical accounting estimates include medical costs payable, revenues, goodwill and intangible assets and investments. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2015 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2015 10-K.
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
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions’ regulations affecting the health care industry; assessments for insolvent payers under state guaranty fund laws; our ability to achieve improvement in CMS Star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in payment methodology, the CMS Star ratings program or the application of risk adjustment data validation audits; our participation in federal and state health insurance exchanges which entail uncertainties associated with mix and volume of business; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including our acquisition of Catamaran; fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; downgrades in our credit ratings; adverse economic conditions, including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar, primarily to the Brazilian real.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2016 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2016
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$258	$265	$(1,526)	$(3,754)
1	129	132	(772)	(2,025)
(1)	(89)	(58)	706	2,386
(2)	nm	nm	1,002	4,935

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2016, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2016, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
We have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of Amil’s operating results at the average exchange rate over the accounting period, and Amil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income in our Condensed Consolidated Financial Statements.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in the Brazilian real. For example, as of March 31, 2016, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $330 million and $730 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 8 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2015 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
There have been no material changes to the risk factors disclosed in our 2015 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2016

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2016	4	$119	4	57
February 29, 2016	—	—	—	57
March 31, 2016	—	—	—	57
Total	4	$119	4

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

ITEM 6.	EXHIBITS*

The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-10864.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated, effective February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2016)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 4, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	May 4, 2016
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	Dated:	May 4, 2016
David S. Wichmann

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 4, 2016
Thomas E. Roos

EXHIBIT INDEX*

The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-10864.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated, effective February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2016)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 4, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.