Form 10-Q
period 2016-06-30
UNITEDHEALTH GROUP INC
filed 2016-08-02
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

As of July 29, 2016, there were 952,391,411 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,217	$10,923
Short-term investments	2,757	1,988
Accounts receivable, net	9,346	6,523
Other current receivables, net	7,355	6,801
Assets under management	2,855	2,998
Prepaid expenses and other current assets	2,768	2,406
Total current assets	33,298	31,639
Long-term investments	22,211	18,792
Property, equipment and capitalized software, net	5,189	4,861
Goodwill	46,881	44,453
Other intangible assets, net	8,878	8,391
Other assets	3,146	3,118
Total assets	$119,603	$111,254
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$16,632	$14,330
Accounts payable and accrued liabilities	14,366	11,994
Other policy liabilities	8,447	7,798
Commercial paper and current maturities of long-term debt	6,364	6,634
Unearned revenues	1,567	2,142
Total current liabilities	47,376	42,898
Long-term debt, less current maturities	26,834	25,331
Future policy benefits	2,507	2,496
Deferred income taxes	2,857	3,587
Other liabilities	1,998	1,481
Total liabilities	81,572	75,793
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,744	1,736
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 951 and 953 issued and outstanding	10	10
Additional paid-in capital	—	29
Retained earnings	38,579	37,125
Accumulated other comprehensive loss	(2,203)	(3,334)
Nonredeemable noncontrolling interest	(99)	(105)
Total equity	36,287	33,725
Total liabilities, redeemable noncontrolling interests and equity	$119,603	$111,254

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenues:
Premiums	$36,413	$31,961	$71,224	$63,635
Products	6,610	1,223	13,003	2,453
Services	3,269	2,865	6,409	5,571
Investment and other income	193	214	376	360
Total revenues	46,485	36,263	91,012	72,019
Operating costs:
Medical costs	29,872	26,127	58,302	51,917
Operating costs	6,793	5,738	13,551	11,572
Cost of products sold	6,106	1,124	11,983	2,238
Depreciation and amortization	511	379	1,013	757
Total operating costs	43,282	33,368	84,849	66,484
Earnings from operations	3,203	2,895	6,163	5,535
Interest expense	(271)	(151)	(530)	(301)
Earnings before income taxes	2,932	2,744	5,633	5,234
Provision for income taxes	(1,172)	(1,159)	(2,246)	(2,236)
Net earnings	1,760	1,585	3,387	2,998
Earnings attributable to noncontrolling interests	(6)	—	(22)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,754	$1,585	$3,365	$2,998
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.84	$1.66	$3.53	$3.15
Diluted	$1.81	$1.64	$3.48	$3.10
Basic weighted-average number of common shares outstanding	951	952	952	953
Dilutive effect of common share equivalents	16	14	15	14
Diluted weighted-average number of common shares outstanding	967	966	967	967
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	8	4	8
Cash dividends declared per common share	$0.625	$0.500	$1.125	$0.875

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net earnings	$1,760	$1,585	$3,387	$2,998
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	234	(222)	494	(117)
Income tax effect	(84)	80	(180)	43
Total unrealized gains (losses), net of tax	150	(142)	314	(74)
Gross reclassification adjustment for net realized gains included in net earnings	(36)	(68)	(71)	(71)
Income tax effect	13	25	26	26
Total reclassification adjustment, net of tax	(23)	(43)	(45)	(45)
Total foreign currency translation gains (losses)	474	163	862	(796)
Other comprehensive income (loss)	601	(22)	1,131	(915)
Comprehensive income	2,361	1,563	4,518	2,083
Comprehensive income attributable to noncontrolling interests	(6)	—	(22)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,355	$1,563	$4,496	$2,083

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				3,365			22	3,387
Other comprehensive income					269	862		1,131
Issuances of common stock, and related tax effects	6	—	76					76
Share-based compensation			249					249
Common share repurchases	(8)	—	(112)	(868)				(980)
Cash dividends paid on common shares				(1,071)				(1,071)
Acquisition of redeemable noncontrolling interest shares			(139)					(139)
Redeemable noncontrolling interests fair value and other adjustments			(103)					(103)
Distribution to nonredeemable noncontrolling interest							(16)	(16)
Balance at June 30, 2016	951	$10	$—	$38,579	$325	$(2,528)	$(99)	$36,287

Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$—	$32,454
Net earnings				2,998				2,998
Other comprehensive loss					(119)	(796)		(915)
Issuances of common stock, and related tax effects	7	—	23					23
Share-based compensation, and related tax benefits			319					319
Common share repurchases	(9)	—	(214)	(739)				(953)
Cash dividends paid on common shares				(833)				(833)
Redeemable noncontrolling interests fair value and other adjustments			(73)					(73)
Balance at June 30, 2015	952	$10	$55	$35,262	$104	$(2,411)	$—	$33,020

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Operating activities
Net earnings	$3,387	$2,998
Noncash items:
Depreciation and amortization	1,013	757
Deferred income taxes	(141)	(30)
Share-based compensation	262	211
Other, net	(20)	(160)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,638)	(1,725)
Other assets	(2,052)	(2,178)
Medical costs payable	2,099	1,988
Accounts payable and other liabilities	2,403	1,809
Other policy liabilities	283	208
Unearned revenues	(595)	(446)
Cash flows from operating activities	4,001	3,432
Investing activities
Purchases of investments	(8,975)	(4,286)
Sales of investments	3,421	2,260
Maturities of investments	1,973	1,622
Cash paid for acquisitions, net of cash assumed	(2,035)	(1,778)
Purchases of property, equipment and capitalized software	(813)	(716)
Other, net	16	48
Cash flows used for investing activities	(6,413)	(2,850)
Financing activities
Common share repurchases	(980)	(953)
Acquisition of redeemable noncontrolling interest shares	(257)	—
Cash dividends paid	(1,071)	(833)
Proceeds from common stock issuances	254	242
Proceeds from issuance of long-term debt	2,485	—
Repayments of long-term debt	(1,601)	(416)
Proceeds from commercial paper, net	124	1,086
Customer funds administered	1,039	941
Other, net	(352)	(188)
Cash flows used for financing activities	(359)	(121)
Effect of exchange rate changes on cash and cash equivalents	65	(69)
(Decrease) increase in cash and cash equivalents	(2,706)	392
Cash and cash equivalents, beginning of period	10,923	7,495
Cash and cash equivalents, end of period	$8,217	$7,887

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
Reclassification
During the fourth quarter of 2015, the Company aligned its accounting policy to conform the presentation of certain pharmacy fulfillment costs related to an acquired OptumRx business. These costs are now included in medical costs and cost of products sold, whereas they were previously included in operating costs. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased medical expenses by $101 million and $202 million, decreased operating costs by $114 million and $229 million and increased cost of products sold by $13 million and $27 million for the three and six months ended June 30, 2015, respectively. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. When adopted, the Company does not expect ASU 2014-09 to have a material impact on its consolidated financial position, results of operations, equity or cash flows.
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

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,401	$24	$—	$2,425
State and municipal obligations	6,749	260	(1)	7,008
Corporate obligations	9,479	170	(11)	9,638
U.S. agency mortgage-backed securities	2,580	44	(1)	2,623
Non-U.S. agency mortgage-backed securities	930	27	(3)	954
Total debt securities - available-for-sale	22,139	525	(16)	22,648
Equity securities - available-for-sale	1,804	52	(45)	1,811
Debt securities - held-to-maturity:
U.S. government and agency obligations	175	3	—	178
State and municipal obligations	7	—	—	7
Corporate obligations	327	—	—	327
Total debt securities - held-to-maturity	509	3	—	512
Total investments	$24,452	$580	$(61)	$24,971
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,982	$1	$(6)	$1,977
State and municipal obligations	6,022	149	(3)	6,168
Corporate obligations	7,446	41	(81)	7,406
U.S. agency mortgage-backed securities	2,127	13	(16)	2,124
Non-U.S. agency mortgage-backed securities	962	5	(11)	956
Total debt securities - available-for-sale	18,539	209	(117)	18,631
Equity securities - available-for-sale	1,638	58	(57)	1,639
Debt securities - held-to-maturity:
U.S. government and agency obligations	163	1	—	164
State and municipal obligations	8	—	—	8
Corporate obligations	339	—	—	339
Total debt securities - held-to-maturity	510	1	—	511
Total investments	$20,687	$268	$(174)	$20,781

The amortized cost and fair value of debt securities as of June 30, 2016, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,872	$2,877	$139	$139
Due after one year through five years	8,341	8,461	175	177
Due after five years through ten years	5,234	5,438	107	107
Due after ten years	2,182	2,295	88	89
U.S. agency mortgage-backed securities	2,580	2,623	—	—
Non-U.S. agency mortgage-backed securities	930	954	—	—
Total debt securities	$22,139	$22,648	$509	$512

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
Debt securities - available-for-sale:
State and municipal obligations	$173	$(1)	$—	$—	$173	$(1)
Corporate obligations	1,034	(4)	481	(7)	1,515	(11)
U.S. agency mortgage-backed securities	—	—	114	(1)	114	(1)
Non-U.S. agency mortgage-backed securities	—	—	129	(3)	129	(3)
Total debt securities - available-for-sale	$1,207	$(5)	$724	$(11)	$1,931	$(16)
Equity securities - available-for-sale	$62	$(4)	$105	$(41)	$167	$(45)
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,473	$(6)	$—	$—	$1,473	$(6)
State and municipal obligations	650	(3)	—	—	650	(3)
Corporate obligations	4,629	(63)	339	(18)	4,968	(81)
U.S. agency mortgage-backed securities	1,304	(12)	116	(4)	1,420	(16)
Non-U.S. agency mortgage-backed securities	593	(7)	127	(4)	720	(11)
Total debt securities - available-for-sale	$8,649	$(91)	$582	$(26)	$9,231	$(117)
Equity securities - available-for-sale	$112	$(11)	$89	$(46)	$201	$(57)
The Company’s unrealized losses from all securities as of June 30, 2016 were generated from approximately 3,000 positions out of a total of 26,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2016, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total other than temporary impairments recognized in earnings	$(1)	$(3)	$(22)	$(4)
Gross realized losses from sales	(4)	(5)	(35)	(11)
Gross realized gains from sales	41	76	128	86
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	36	68	71	71
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(13)	(25)	(26)	(26)
Realized gains, net of taxes	$23	$43	$45	$45
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets, excluding assets and liabilities related to the AARP Program:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2016
Cash and cash equivalents	$8,188	$29	$—	$8,217
Debt securities - available-for-sale:
U.S. government and agency obligations	2,219	206	—	2,425
State and municipal obligations	—	7,008	—	7,008
Corporate obligations	—	9,537	101	9,638
U.S. agency mortgage-backed securities	—	2,623	—	2,623
Non-U.S. agency mortgage-backed securities	—	954	—	954
Total debt securities - available-for-sale	2,219	20,328	101	22,648
Equity securities - available-for-sale	1,410	13	388	1,811
Interest rate swap assets	—	299	—	299
Total assets at fair value	$11,817	$20,669	$489	$32,975
Percentage of total assets at fair value	36%	63%	1%	100%
December 31, 2015
Cash and cash equivalents	$10,906	$17	$—	$10,923
Debt securities - available-for-sale:
U.S. government and agency obligations	1,779	198	—	1,977
State and municipal obligations	—	6,168	—	6,168
Corporate obligations	5	7,308	93	7,406
U.S. agency mortgage-backed securities	—	2,124	—	2,124
Non-U.S. agency mortgage-backed securities	—	951	5	956
Total debt securities - available-for-sale	1,784	16,749	98	18,631
Equity securities - available-for-sale	1,223	14	402	1,639
Interest rate swap assets	—	93	—	93
Total assets at fair value	$13,913	$16,873	$500	$31,286
Percentage of total assets at fair value	44%	54%	2%	100%
Interest rate swap liabilities	$—	$11	$—	$11
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the six months ended June 30, 2016 or 2015.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$178	$—	$—	$178	$175
State and municipal obligations	—	—	7	7	7
Corporate obligations	91	11	225	327	327
Total debt securities - held-to-maturity	$269	$11	$232	$512	$509
Other assets	$—	$465	$—	$465	$466
Long-term debt and other financing obligations	$—	$32,144	$—	$32,144	$29,087
December 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$163
State and municipal obligations	—	—	8	8	8
Corporate obligations	91	10	238	339	339
Total debt securities - held-to-maturity	$255	$10	$246	$511	$510
Other assets	$—	$493	$—	$493	$500
Long-term debt and other financing obligations	$—	$29,455	$—	$29,455	$27,978
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2016 or 2015.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2016
Balance at beginning of period	$98	$390	$488	$98	$402	$500
Purchases	—	8	8	4	20	24
Sales	—	(2)	(2)	(7)	(4)	(11)
Net unrealized gains (losses) in accumulated other comprehensive income	3	(8)	(5)	6	(14)	(8)
Net realized losses in investment and other income	—	—	—	—	(16)	(16)
Balance at end of period	$101	$388	$489	$101	$388	$489

June 30, 2015
Balance at beginning of period	$79	$309	$388	$74	$310	$384
Purchases	6	10	16	10	14	24
Sales	(2)	(13)	(15)	(2)	(14)	(16)
Net unrealized gains (losses) in accumulated other comprehensive income	1	—	1	2	(5)	(3)
Net realized gains in investment and other income	—	13	13	—	14	14
Balance at end of period	$84	$319	$403	$84	$319	$403

4.    Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2016			December 31, 2015
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,434	$297	$—	$1,703	$423	$—
Other policy liabilities	—	236	510	—	58	496
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for further detail on Medicare Part D.
5.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. As of June 30, 2016 and December 31, 2015, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $2.5 billion and $2.6 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for more information on the Company’s pharmaceutical manufacturer rebates.
6.    Medical Costs Reserve Development
The following table provides details of the Company’s medical cost reserve development:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Related to prior years	$(60)	$(10)	$300	$130
Related to current year	(40)	100	N/A	N/A
For the three and six months ended June 30, 2016 and June 30, 2015, the medical cost reserve development included a number of individual items, none of which were material.

7.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	June 30, 2016			December 31, 2015
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value (a)	Fair Value
Commercial paper	$4,111	$4,111	$4,111	$3,987	$3,987	$3,987
Floating rate term loan due July 2016	500	500	500	1,500	1,500	1,500
5.375% notes due March 2016	—	—	—	601	605	606
1.875% notes due November 2016	400	400	401	400	400	403
5.360% notes due November 2016	95	95	97	95	95	98
Floating rate notes due January 2017	750	749	751	750	749	751
6.000% notes due June 2017	441	452	461	441	458	469
1.450% notes due July 2017	750	749	754	750	749	750
1.400% notes due October 2017	625	624	628	625	624	624
6.000% notes due November 2017	156	161	167	156	162	168
1.400% notes due December 2017	750	751	754	750	751	748
6.000% notes due February 2018	1,100	1,110	1,186	1,100	1,114	1,196
1.900% notes due July 2018	1,500	1,495	1,526	1,500	1,494	1,505
1.700% notes due February 2019	750	747	758	—	—	—
1.625% notes due March 2019	500	502	505	500	502	494
2.300% notes due December 2019	500	512	516	500	499	502
2.700% notes due July 2020	1,500	1,494	1,562	1,500	1,493	1,516
3.875% notes due October 2020	450	467	495	450	452	476
4.700% notes due February 2021	400	427	452	400	413	438
2.125% notes due March 2021	750	745	764	—	—	—
3.375% notes due November 2021	500	521	540	500	500	517
2.875% notes due December 2021	750	786	790	750	753	760
2.875% notes due March 2022	1,100	1,112	1,149	1,100	1,059	1,099
3.350% notes due July 2022	1,000	995	1,070	1,000	994	1,023
0.000% notes due November 2022	15	11	12	15	10	11
2.750% notes due February 2023	625	645	642	625	611	613
2.875% notes due March 2023	750	821	781	750	781	742
3.750% notes due July 2025	2,000	1,985	2,194	2,000	1,985	2,062
3.100% notes due March 2026	1,000	994	1,043	—	—	—
4.625% notes due July 2035	1,000	991	1,161	1,000	991	1,038
5.800% notes due March 2036	850	837	1,115	850	838	1,003
6.500% notes due June 2037	500	491	697	500	492	628
6.625% notes due November 2037	650	640	919	650	641	829
6.875% notes due February 2038	1,100	1,074	1,605	1,100	1,076	1,439
5.700% notes due October 2040	300	296	384	300	296	348
5.950% notes due February 2041	350	345	458	350	345	416
4.625% notes due November 2041	600	588	685	600	588	609
4.375% notes due March 2042	502	483	557	502	483	493
3.950% notes due October 2042	625	606	654	625	606	582
4.250% notes due March 2043	750	734	821	750	734	728
4.750% notes due July 2045	2,000	1,971	2,409	2,000	1,971	2,107
Total commercial paper, term loan and long-term debt	$32,995	$33,017	$36,074	$31,972	$31,801	$33,278

(a)
In the first quarter of 2016, the Company adopted ASU 2015-03, retrospectively as required. See Note 1 of Notes to the Condensed Consolidated Financial Statements for more information on the adoption of ASU 2015-03.

The Company’s long-term debt obligations also included $181 million and $164 million of other financing obligations, of which $57 million and $47 million were current as of June 30, 2016 and December 31, 2015, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2016, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.7%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2020, December 2018, and December 2016, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of June 30, 2016, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of June 30, 2016, annual interest rates would have ranged from 1.3% to 1.8%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of June 30, 2016.

8.	Shareholders' Equity
Dividends
In June 2016, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual dividend rate of $2.50 per share compared to the annual dividend rate of $2.00 per share, which the Company had paid since June 2015. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2016 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 22, 2016	$0.500	$477
June 28, 2016	0.625	594
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

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2016
Revenues - external customers:
Premiums	$35,541	$872	$—	$—	$—	$872	$—	$36,413
Products	1	11	17	6,581	—	6,609	—	6,610
Services	1,866	597	639	167	—	1,403	—	3,269
Total revenues - external customers	37,408	1,480	656	6,748	—	8,884	—	46,292
Total revenues - intersegment	—	2,541	1,106	8,324	(277)	11,694	(11,694)	—
Investment and other income	148	44	—	1	—	45	—	193
Total revenues	$37,556	$4,065	$1,762	$15,073	$(277)	$20,623	$(11,694)	$46,485
Earnings from operations	$1,942	$304	$333	$624	$—	$1,261	$—	$3,203
Interest expense	—	—	—	—	—	—	(271)	(271)
Earnings before income taxes	$1,942	$304	$333	$624	$—	$1,261	$(271)	$2,932
Three Months Ended June 30, 2015
Revenues - external customers:
Premiums	$31,186	$775	$—	$—	$—	$775	$—	$31,961
Products	1	11	16	1,195	—	1,222	—	1,223
Services	1,715	579	542	29	—	1,150	—	2,865
Total revenues - external customers	32,902	1,365	558	1,224	—	3,147	—	36,049
Total revenues - intersegment	—	2,031	851	7,688	(172)	10,398	(10,398)	—
Investment and other income	171	42	—	1	—	43	—	214
Total revenues	$33,073	$3,438	$1,409	$8,913	$(172)	$13,588	$(10,398)	$36,263
Earnings from operations	$2,031	$253	$271	$340	$—	$864	$—	$2,895
Interest expense	—	—	—	—	—	—	(151)	(151)
Earnings before income taxes	$2,031	$253	$271	$340	$—	$864	$(151)	$2,744

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2016
Revenues - external customers:
Premiums	$69,504	$1,720	$—	$—	$—	$1,720	$—	$71,224
Products	1	24	37	12,941	—	13,002	—	13,003
Services	3,662	1,209	1,245	293	—	2,747	—	6,409
Total revenues - external customers	73,167	2,953	1,282	13,234	—	17,469	—	90,636
Total revenues - intersegment	—	5,026	2,147	16,109	(531)	22,751	(22,751)	—
Investment and other income	289	84	—	3	—	87	—	376
Total revenues	$73,456	$8,063	$3,429	$29,346	$(531)	$40,307	$(22,751)	$91,012
Earnings from operations	$3,796	$604	$579	$1,184	$—	$2,367	$—	$6,163
Interest expense	—	—	—	—	—	—	(530)	(530)
Earnings before income taxes	$3,796	$604	$579	$1,184	$—	$2,367	$(530)	$5,633
Six Months Ended June 30, 2015
Revenues - external customers:
Premiums	$62,091	$1,544	$—	$—	$—	$1,544	$—	$63,635
Products	1	16	36	2,400	—	2,452	—	2,453
Services	3,318	1,100	1,101	52	—	2,253	—	5,571
Total revenues - external customers	65,410	2,660	1,137	2,452	—	6,249	—	71,659
Total revenues - intersegment	—	3,994	1,662	14,755	(331)	20,080	(20,080)	—
Investment and other income	286	73	—	1	—	74	—	360
Total revenues	$65,696	$6,727	$2,799	$17,208	$(331)	$26,403	$(20,080)	$72,019
Earnings from operations	$3,929	$487	$493	$626	$—	$1,606	$—	$5,535
Interest expense	—	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$3,929	$487	$493	$626	$—	$1,606	$(301)	$5,234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Medicare Advantage Rates and Minimum Loss Ratios. Final 2017 Medicare Advantage rates resulted in an increase in industry base rates of approximately 0.85%, well short of the industry forward medical cost trend of 3%, which creates continued pressure in the Medicare Advantage program. The impact of this funding shortfall in Medicare Advantage is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
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
For details on the Health Insurance Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part 2, Item 8, “Financial Statements” in our 2015 10-K.
Individual Public Exchanges. In 2016, we are participating in individual public exchange offerings in 34 states. We have a premium deficiency reserve recorded as of June 30, 2016, for our estimated losses for the remainder of 2016. A portion of the premium deficiency reserve was recorded in our 2015 results for in-force contracts as of January 1, 2016. In 2017, we expect to participate in only a few individual public exchanges.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues:
Premiums	$36,413	$31,961	$4,452	14%	$71,224	$63,635	$7,589	12%
Products	6,610	1,223	5,387	440	13,003	2,453	10,550	430
Services	3,269	2,865	404	14	6,409	5,571	838	15
Investment and other income	193	214	(21)	(10)	376	360	16	4
Total revenues	46,485	36,263	10,222	28	91,012	72,019	18,993	26
Operating costs (a):
Medical costs	29,872	26,127	3,745	14	58,302	51,917	6,385	12
Operating costs	6,793	5,738	1,055	18	13,551	11,572	1,979	17
Cost of products sold	6,106	1,124	4,982	443	11,983	2,238	9,745	435
Depreciation and amortization	511	379	132	35	1,013	757	256	34
Total operating costs	43,282	33,368	9,914	30	84,849	66,484	18,365	28
Earnings from operations	3,203	2,895	308	11	6,163	5,535	628	11
Interest expense	(271)	(151)	120	79	(530)	(301)	229	76
Earnings before income taxes	2,932	2,744	188	7	5,633	5,234	399	8
Provision for income taxes	(1,172)	(1,159)	13	1	(2,246)	(2,236)	10	—
Net earnings	1,760	1,585	175	11	3,387	2,998	389	13
Earnings attributable to noncontrolling interests	(6)	—	6	nm	(22)	—	22	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,754	$1,585	$169	11%	$3,365	$2,998	$367	12%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.81	$1.64	$0.17	10%	$3.48	$3.10	$0.38	12%
Medical care ratio (b)	82.0%	81.7%	0.3%		81.9%	81.6%	0.3%
Operating cost ratio	14.6	15.8	(1.2)		14.9	16.1	(1.2)
Operating margin	6.9	8.0	(1.1)		6.8	7.7	(0.9)
Tax rate	40.0	42.2	(2.2)		39.9	42.7	(2.8)
Net earnings margin (c)	3.8	4.4	(0.6)		3.7	4.2	(0.5)
Return on equity (d)	19.6%	19.5%	0.1%		19.2%	18.5%	0.7%

nm= not meaningful

(a)
During the fourth quarter of 2015, we changed our presentation of certain pharmacy fulfillment costs related to its OptumRx business. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on this reclassification.

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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2016 year-over-year operating comparisons to second quarter 2015 and other 2016 significant items.

•	Consolidated revenues grew 28%, UnitedHealthcare revenues grew 14% and Optum revenues grew 52%.

•	UnitedHealthcare grew to serve an additional 2.1 million people domestically.

•	Earnings from operations increased 11%, including an increase of 46% at Optum, partially offset by a slight decrease at UnitedHealthcare.

•	Diluted earnings per common share increased 10% to $1.81.

•	Cash flows from operations for the six months ended June 30, 2016 were $4.0 billion.
2016 RESULTS OF OPERATIONS COMPARED TO 2015 RESULTS
Our results of operations for the three and six months ended June 30, 2016 compared to the corresponding prior periods were affected by our acquisition of Catamaran Corporation (Catamaran) in the third quarter of 2015.
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by the effect of the Catamaran acquisition, organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses.
Medical Costs
Medical costs increased due to risk-based membership growth, medical cost trends and additional ACA-compliant individual product losses. For the six months ended June 30, 2016, these losses were partially offset by higher levels of favorable reserve development.
Operating Cost Ratio
The decreases in our operating cost ratio were due to changes in business mix, including the acquisition of Catamaran.
Income Tax Rate
Our effective tax rates decreased primarily due to the adoption of ASU 2016-09, which we adopted in the first quarter of 2016. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information about the adoption of ASU 2016-09.

Reportable Segments
See Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
UnitedHealthcare	$37,556	$33,073	$4,483	14%	$73,456	$65,696	$7,760	12%
OptumHealth	4,065	3,438	627	18	8,063	6,727	1,336	20%
OptumInsight	1,762	1,409	353	25	3,429	2,799	630	23%
OptumRx	15,073	8,913	6,160	69	29,346	17,208	12,138	71%
Optum eliminations	(277)	(172)	105	61	(531)	(331)	200	60%
Optum	20,623	13,588	7,035	52	40,307	26,403	13,904	53%
Eliminations	(11,694)	(10,398)	1,296	12	(22,751)	(20,080)	2,671	13%
Consolidated revenues	$46,485	$36,263	$10,222	28%	$91,012	$72,019	$18,993	26%
Earnings from operations
UnitedHealthcare	$1,942	$2,031	$(89)	(4)%	$3,796	$3,929	$(133)	(3)%
OptumHealth	304	253	51	20	604	487	117	24%
OptumInsight	333	271	62	23	579	493	86	17%
OptumRx	624	340	284	84	1,184	626	558	89%
Optum	1,261	864	397	46	2,367	1,606	761	47%
Consolidated earnings from operations	$3,203	$2,895	$308	11%	$6,163	$5,535	$628	11%
Operating margin
UnitedHealthcare	5.2%	6.1%	(0.9)%		5.2%	6.0%	(0.8)%
OptumHealth	7.5	7.4	0.1		7.5	7.2	0.3
OptumInsight	18.9	19.2	(0.3)		16.9	17.6	(0.7)
OptumRx	4.1	3.8	0.3		4.0	3.6	0.4
Optum	6.1	6.4	(0.3)		5.9	6.1	(0.2)
Consolidated operating margin	6.9%	8.0%	(1.1)%		6.8%	7.7%	(0.9)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
UnitedHealthcare Employer & Individual	$13,509	$11,845	$1,664	14%	$26,329	$23,268	$3,061	13%
UnitedHealthcare Medicare & Retirement	14,294	12,559	1,735	14	28,359	25,340	3,019	12
UnitedHealthcare Community & State	8,263	7,205	1,058	15	15,991	14,110	1,881	13
UnitedHealthcare Global	1,490	1,464	26	2	2,777	2,978	(201)	(7)
Total UnitedHealthcare revenues	$37,556	$33,073	$4,483	14%	$73,456	$65,696	$7,760	12%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2016	2015	2016 vs. 2015
Commercial risk-based	8,695	8,105	590	7%
Commercial fee-based, including TRICARE	21,790	21,295	495	2
Total commercial	30,485	29,400	1,085	4
Medicare Advantage	3,550	3,205	345	11
Medicaid	5,675	5,210	465	9
Medicare Supplement (Standardized)	4,215	3,965	250	6
Total public and senior	13,440	12,380	1,060	9
Total UnitedHealthcare - domestic medical	43,925	41,780	2,145	5
International	4,050	4,080	(30)	(1)
Total UnitedHealthcare - medical	47,975	45,860	2,115	5%
Supplemental Data:
Medicare Part D stand-alone	4,940	5,075	(135)	(3)%
Growth in services to the public sector, mid-sized employers, small groups and individuals led the overall increase in people served through risk-based benefit plans in the commercial market. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to pricing increases in response to inflationary economic conditions in Brazil.
UnitedHealthcare’s year-over-year revenue increase was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
The decreases in UnitedHealthcare’s operating earnings and operating margins year-over-year were driven by ACA-compliant individual product losses. For the six months ended June 30, 2016, these decreases were partially offset by higher levels of favorable reserve development.
Optum
Total revenues and operating earnings increased as each reporting segment reported increased revenues and earnings from operations as a result of the factors discussed below. An increased mix of pharmacy care services business decreased Optum’s operating margins from the prior year.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to growth in its health delivery and population health management businesses, and expansion of behavioral services into new Medicaid markets.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in technology services, care provider revenue management services and payer service offerings.
OptumRx
Revenue and earnings from operations increased due to Catamaran and organic growth. For more information about Catamaran, see Note 3 in Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2015 10-K.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2016	2015	2016 vs. 2015
Sources of cash:
Cash provided by operating activities	$4,001	$3,432	$569
Issuances of commercial paper and long-term debt, net of repayments	1,008	670	338
Proceeds from common stock issuances	254	242	12
Customer funds administered	1,039	941	98
Other	16	48	(32)
Total sources of cash	6,318	5,333
Uses of cash:
Common stock repurchases	(980)	(953)	(27)
Cash paid for acquisitions and redeemable noncontrolling interest shares, net of cash assumed	(2,292)	(1,778)	(514)
Purchases of investments, net of sales and maturities	(3,581)	(404)	(3,177)
Purchases of property, equipment and capitalized software, net	(813)	(716)	(97)
Cash dividends paid	(1,071)	(833)	(238)
Other	(352)	(188)	(164)
Total uses of cash	(9,089)	(4,872)
Effect of exchange rate changes on cash and cash equivalents	65	(69)	134
Net increase in cash and cash equivalents	$(2,706)	$392	$(3,098)
2016 Cash Flows Compared to 2015 Cash Flows
Cash flows provided by operating activities in 2016 increased primarily due to higher net earnings.
Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments and cash paid for acquisitions, partially offset by an increase in proceeds from debt issuances.
Financial Condition
As of June 30, 2016, our cash, cash equivalent and available-for-sale investment balances of $32.7 billion included $8.2 billion of cash and cash equivalents (of which $500 million was available for general corporate use), $22.6 billion of debt securities and $1.8 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.2 years and a weighted-average credit rating of “AA” as of June 30, 2016. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of June 30, 2016, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 46%.

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
Credit Ratings. Our credit ratings as of June 30, 2016 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2016, we repurchased 8 million shares at an average price of $125.80 per share. As of June 30, 2016, we had Board authorization to purchase up to an additional 53 million shares of our common stock.
Dividends. In June 2016, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $2.50 per share. For more information on our dividend, see Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For additional liquidity discussion, see Note 11 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2015 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015 was disclosed in our 2015 10-K. During the six months ended June 30, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2016 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2016
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$216	$254	$(1,599)	$(3,821)
1	108	127	(804)	(2,061)
(1)	(81)	(59)	715	2,422
(2)	nm	nm	874	4,906

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2016, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of June 30, 2016, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in the Brazilian real. For example, as of June 30, 2016, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $360 million and $795 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2016

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2016	4	$133	4	53
May 31, 2016	—	—	—	53
June 30, 2016	—	—	—	53
Total	4	$133	4

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

10.1*	Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex
10.2*	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	August 2, 2016
Stephen J. Hemsley

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 2, 2016
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 2, 2016
Thomas E. Roos

EXHIBIT INDEX**

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

10.1*	Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex
10.2*	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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