Form 10-Q
period 2016-09-30
UNITEDHEALTH GROUP INC
filed 2016-11-08
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

As of October 31, 2016, there were 951,816,220 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,796	$10,923
Short-term investments	2,871	1,988
Accounts receivable, net	7,347	6,523
Other current receivables, net	7,502	6,801
Assets under management	2,952	2,998
Prepaid expenses and other current assets	2,300	2,406
Total current assets	35,768	31,639
Long-term investments	23,324	18,792
Property, equipment and capitalized software, net	5,524	4,861
Goodwill	47,183	44,453
Other intangible assets, net	8,719	8,391
Other assets	3,124	3,118
Total assets	$123,642	$111,254
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$16,500	$14,330
Accounts payable and accrued liabilities	12,994	11,994
Other policy liabilities	8,670	7,798
Commercial paper and current maturities of long-term debt	7,202	6,634
Unearned revenues	5,730	2,142
Total current liabilities	51,096	42,898
Long-term debt, less current maturities	26,022	25,331
Future policy benefits	2,509	2,496
Deferred income taxes	2,492	3,587
Other liabilities	2,032	1,481
Total liabilities	84,151	75,793
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,937	1,736
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 952 and 953 issued and outstanding	10	10
Additional paid-in capital	—	29
Retained earnings	39,945	37,125
Accumulated other comprehensive loss	(2,303)	(3,334)
Nonredeemable noncontrolling interest	(98)	(105)
Total equity	37,554	33,725
Total liabilities, redeemable noncontrolling interests and equity	$123,642	$111,254

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenues:
Premiums	$36,142	$31,801	$107,366	$95,436
Products	6,696	6,482	19,699	8,935
Services	3,264	3,036	9,673	8,607
Investment and other income	191	170	567	530
Total revenues	46,293	41,489	137,305	113,508
Operating costs:
Medical costs	29,040	25,729	87,342	77,646
Operating costs	7,033	6,178	20,584	17,750
Cost of products sold	6,125	6,112	18,108	8,350
Depreciation and amortization	515	452	1,528	1,209
Total operating costs	42,713	38,471	127,562	104,955
Earnings from operations	3,580	3,018	9,743	8,553
Interest expense	(269)	(229)	(799)	(530)
Earnings before income taxes	3,311	2,789	8,944	8,023
Provision for income taxes	(1,333)	(1,171)	(3,579)	(3,407)
Net earnings	1,978	1,618	5,365	4,616
Earnings attributable to noncontrolling interests	(10)	(21)	(32)	(21)
Net earnings attributable to UnitedHealth Group common shareholders	$1,968	$1,597	$5,333	$4,595
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.07	$1.68	$5.60	$4.82
Diluted	$2.03	$1.65	$5.51	$4.75
Basic weighted-average number of common shares outstanding	952	953	952	953
Dilutive effect of common share equivalents	17	14	16	14
Diluted weighted-average number of common shares outstanding	969	967	968	967
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	8	3	8
Cash dividends declared per common share	$0.625	$0.500	$1.750	$1.375

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net earnings	$1,978	$1,618	$5,365	$4,616
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(21)	66	473	(51)
Income tax effect	7	(26)	(173)	17
Total unrealized (losses) gains, net of tax	(14)	40	300	(34)
Gross reclassification adjustment for net realized gains included in net earnings	(26)	(28)	(97)	(99)
Income tax effect	9	11	35	37
Total reclassification adjustment, net of tax	(17)	(17)	(62)	(62)
Total foreign currency translation (losses) gains	(69)	(1,063)	793	(1,859)
Other comprehensive (loss) income	(100)	(1,040)	1,031	(1,955)
Comprehensive income	1,878	578	6,396	2,661
Comprehensive income attributable to noncontrolling interests	(10)	(21)	(32)	(21)
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,868	$557	$6,364	$2,640

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				5,333			31	5,364
Other comprehensive income					238	793		1,031
Issuances of common stock, and related tax effects	8	—	187					187
Share-based compensation			350					350
Common share repurchases	(9)	—	(242)	(875)				(1,117)
Cash dividends paid on common shares				(1,666)				(1,666)
Acquisition of redeemable noncontrolling interest shares			(143)					(143)
Redeemable noncontrolling interests fair value and other adjustments			(181)					(181)
Distribution to nonredeemable noncontrolling interest							(24)	(24)
Balance at September 30, 2016	952	$10	$—	$39,945	$294	$(2,597)	$(98)	$37,554

Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$—	$32,454
Net earnings				4,595			11	4,606
Other comprehensive loss					(96)	(1,859)		(1,955)
Issuances of common stock, and related tax effects	9	—	112					112
Share-based compensation, and related tax benefits			477					477
Common share repurchases	(10)	—	(391)	(739)				(1,130)
Cash dividends paid on common shares				(1,310)				(1,310)
Redeemable noncontrolling interests fair value and other adjustments			(129)					(129)
Acquisition of nonredeemable noncontrolling interests							9	9
Distribution to nonredeemable noncontrolling interest							(12)	(12)
Balance at September 30, 2015	953	$10	$69	$36,382	$127	$(3,474)	$8	$33,122

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Operating activities
Net earnings	$5,365	$4,616
Noncash items:
Depreciation and amortization	1,528	1,209
Deferred income taxes	(405)	(49)
Share-based compensation	369	306
Other, net	(68)	(208)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(580)	(907)
Other assets	(1,835)	(1,686)
Medical costs payable	1,984	2,137
Accounts payable and other liabilities	1,004	616
Other policy liabilities	276	374
Unearned revenues	3,566	(179)
Cash flows from operating activities	11,204	6,229
Investing activities
Purchases of investments	(12,231)	(6,712)
Sales of investments	4,422	4,041
Maturities of investments	3,040	2,557
Cash paid for acquisitions, net of cash assumed	(2,727)	(16,183)
Purchases of property, equipment and capitalized software	(1,220)	(1,072)
Other, net	(25)	(51)
Cash flows used for investing activities	(8,741)	(17,420)
Financing activities
Common share repurchases	(1,117)	(1,130)
Acquisition of redeemable noncontrolling interest shares	(257)	(113)
Cash dividends paid	(1,666)	(1,310)
Proceeds from common stock issuances	387	366
Proceeds from issuance of long-term debt	2,485	11,982
Repayments of long-term debt	(2,101)	(416)
Proceeds from commercial paper, net	693	2,665
Customer funds administered	1,249	119
Other, net	(333)	(333)
Cash flows (used for) from financing activities	(660)	11,830
Effect of exchange rate changes on cash and cash equivalents	70	(151)
Increase in cash and cash equivalents	1,873	488
Cash and cash equivalents, beginning of period	10,923	7,495
Cash and cash equivalents, end of period	$12,796	$7,983

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
Reclassification
During the fourth quarter of 2015, the Company aligned its accounting policy to conform the presentation of certain pharmacy fulfillment costs related to an acquired OptumRx business. These costs are now included in medical costs and cost of products sold, whereas they were previously included in operating costs. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased medical expenses by $111 million and $313 million, decreased operating costs by $123 million and $352 million and increased cost of products sold by $12 million and $39 million for the three and nine months ended September 30, 2015, respectively. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will early adopt the new standard effective January 1, 2017, as allowed by the standard, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
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

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,301	$12	$(2)	$2,311
State and municipal obligations	7,207	213	(3)	7,417
Corporate obligations	10,292	176	(6)	10,462
U.S. agency mortgage-backed securities	2,571	42	(1)	2,612
Non-U.S. agency mortgage-backed securities	931	24	(3)	952
Total debt securities - available-for-sale	23,302	467	(15)	23,754
Equity securities - available-for-sale	1,919	58	(41)	1,936
Debt securities - held-to-maturity:
U.S. government and agency obligations	174	2	—	176
State and municipal obligations	8	—	—	8
Corporate obligations	323	—	—	323
Total debt securities - held-to-maturity	505	2	—	507
Total investments	$25,726	$527	$(56)	$26,197
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,982	$1	$(6)	$1,977
State and municipal obligations	6,022	149	(3)	6,168
Corporate obligations	7,446	41	(81)	7,406
U.S. agency mortgage-backed securities	2,127	13	(16)	2,124
Non-U.S. agency mortgage-backed securities	962	5	(11)	956
Total debt securities - available-for-sale	18,539	209	(117)	18,631
Equity securities - available-for-sale	1,638	58	(57)	1,639
Debt securities - held-to-maturity:
U.S. government and agency obligations	163	1	—	164
State and municipal obligations	8	—	—	8
Corporate obligations	339	—	—	339
Total debt securities - held-to-maturity	510	1	—	511
Total investments	$20,687	$268	$(174)	$20,781

The amortized cost and fair value of debt securities as of September 30, 2016, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,971	$2,975	$141	$141
Due after one year through five years	9,024	9,132	168	169
Due after five years through ten years	5,543	5,735	103	103
Due after ten years	2,262	2,348	93	94
U.S. agency mortgage-backed securities	2,571	2,612	—	—
Non-U.S. agency mortgage-backed securities	931	952	—	—
Total debt securities	$23,302	$23,754	$505	$507

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$705	$(2)	$—	$—	$705	$(2)
State and municipal obligations	1,007	(3)	—	—	1,007	(3)
Corporate obligations	1,285	(3)	271	(3)	1,556	(6)
U.S. agency mortgage-backed securities	—	—	86	(1)	86	(1)
Non-U.S. agency mortgage-backed securities	—	—	114	(3)	114	(3)
Total debt securities - available-for-sale	$2,997	$(8)	$471	$(7)	$3,468	$(15)
Equity securities - available-for-sale	$83	$(4)	$109	$(37)	$192	$(41)
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,473	$(6)	$—	$—	$1,473	$(6)
State and municipal obligations	650	(3)	—	—	650	(3)
Corporate obligations	4,629	(63)	339	(18)	4,968	(81)
U.S. agency mortgage-backed securities	1,304	(12)	116	(4)	1,420	(16)
Non-U.S. agency mortgage-backed securities	593	(7)	127	(4)	720	(11)
Total debt securities - available-for-sale	$8,649	$(91)	$582	$(26)	$9,231	$(117)
Equity securities - available-for-sale	$112	$(11)	$89	$(46)	$201	$(57)
The Company’s unrealized losses from all securities as of September 30, 2016 were generated from approximately 4,000 positions out of a total of 28,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2016, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Total other than temporary impairments recognized in earnings	$(21)	$(4)	$(43)	$(8)
Gross realized losses from sales	(3)	(9)	(38)	(20)
Gross realized gains from sales	50	41	178	127
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	26	28	97	99
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(9)	(11)	(35)	(37)
Realized gains, net of taxes	$17	$17	$62	$62
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets, excluding assets and liabilities related to the AARP Program:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2016
Cash and cash equivalents	$12,744	$52	$—	$12,796
Debt securities - available-for-sale:
U.S. government and agency obligations	2,054	257	—	2,311
State and municipal obligations	—	7,417	—	7,417
Corporate obligations	36	10,319	107	10,462
U.S. agency mortgage-backed securities	—	2,612	—	2,612
Non-U.S. agency mortgage-backed securities	—	952	—	952
Total debt securities - available-for-sale	2,090	21,557	107	23,754
Equity securities - available-for-sale	1,488	12	436	1,936
Interest rate swap assets	—	242	—	242
Total assets at fair value	$16,322	$21,863	$543	$38,728
Percentage of total assets at fair value	42%	57%	1%	100%
December 31, 2015
Cash and cash equivalents	$10,906	$17	$—	$10,923
Debt securities - available-for-sale:
U.S. government and agency obligations	1,779	198	—	1,977
State and municipal obligations	—	6,168	—	6,168
Corporate obligations	5	7,308	93	7,406
U.S. agency mortgage-backed securities	—	2,124	—	2,124
Non-U.S. agency mortgage-backed securities	—	951	5	956
Total debt securities - available-for-sale	1,784	16,749	98	18,631
Equity securities - available-for-sale	1,223	14	402	1,639
Interest rate swap assets	—	93	—	93
Total assets at fair value	$13,913	$16,873	$500	$31,286
Percentage of total assets at fair value	44%	54%	2%	100%
Interest rate swap liabilities	$—	$11	$—	$11
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the nine months ended September 30, 2016 or 2015.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$176	$—	$—	$176	$174
State and municipal obligations	—	—	8	8	8
Corporate obligations	94	9	220	323	323
Total debt securities - held-to-maturity	$270	$9	$228	$507	$505
Other assets	$—	$481	$—	$481	$477
Long-term debt and other financing obligations	$—	$31,654	$—	$31,654	$28,544
December 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$163
State and municipal obligations	—	—	8	8	8
Corporate obligations	91	10	238	339	339
Total debt securities - held-to-maturity	$255	$10	$246	$511	$510
Other assets	$—	$493	$—	$493	$500
Long-term debt and other financing obligations	$—	$29,455	$—	$29,455	$27,978
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2016 or 2015.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2016
Balance at beginning of period	$101	$388	$489	$98	$402	$500
Purchases	6	71	77	10	91	101
Sales	—	(15)	(15)	(7)	(19)	(26)
Net unrealized gains (losses) in accumulated other comprehensive income	—	1	1	6	(13)	(7)
Net realized losses in investment and other income	—	(9)	(9)	—	(25)	(25)
Balance at end of period	$107	$436	$543	$107	$436	$543

September 30, 2015
Balance at beginning of period	$84	$319	$403	$74	$310	$384
Purchases	12	45	57	22	59	81
Sales	(2)	(6)	(8)	(4)	(20)	(24)
Net unrealized gains in accumulated other comprehensive income	—	6	6	2	1	3
Net realized (losses) gains in investment and other income	(1)	(1)	(2)	(1)	13	12
Balance at end of period	$93	$363	$456	$93	$363	$456

4.    Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2016			December 31, 2015
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$986	$708	$—	$1,703	$423	$—
Other policy liabilities	—	345	714	—	58	496
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for further detail on Medicare Part D.
5.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by the Company’s clients. As of September 30, 2016 and December 31, 2015, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $3.5 billion and $2.6 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K for more information on the Company’s pharmaceutical manufacturer rebates.
6.    Medical Costs Reserve Development
The following table provides details of the Company’s medical cost reserve development:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Related to prior years	$(110)	$100	$190	$230
Related to current year	230	50	N/A	N/A
For the three and nine months ended September 30, 2016 and September 30, 2015, the medical cost reserve development included a number of individual items, none of which were material.

7.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	September 30, 2016			December 31, 2015
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value (a)	Fair Value
Commercial paper	$4,680	$4,680	$4,680	$3,987	$3,987	$3,987
Floating rate term loan due July 2016	—	—	—	1,500	1,500	1,500
5.375% notes due March 2016	—	—	—	601	605	606
1.875% notes due November 2016	400	400	400	400	400	403
5.360% notes due November 2016	95	95	95	95	95	98
Floating rate notes due January 2017	750	750	751	750	749	751
6.000% notes due June 2017	441	449	455	441	458	469
1.450% notes due July 2017	750	749	752	750	749	750
1.400% notes due October 2017	625	624	626	625	624	624
6.000% notes due November 2017	156	160	164	156	162	168
1.400% notes due December 2017	750	751	752	750	751	748
6.000% notes due February 2018	1,100	1,109	1,169	1,100	1,114	1,196
1.900% notes due July 2018	1,500	1,496	1,516	1,500	1,494	1,505
1.700% notes due February 2019	750	748	755	—	—	—
1.625% notes due March 2019	500	502	503	500	502	494
2.300% notes due December 2019	500	507	514	500	499	502
2.700% notes due July 2020	1,500	1,494	1,559	1,500	1,493	1,516
3.875% notes due October 2020	450	462	488	450	452	476
4.700% notes due February 2021	400	422	448	400	413	438
2.125% notes due March 2021	750	745	764	—	—	—
3.375% notes due November 2021	500	516	536	500	500	517
2.875% notes due December 2021	750	777	790	750	753	760
2.875% notes due March 2022	1,100	1,101	1,152	1,100	1,059	1,099
3.350% notes due July 2022	1,000	995	1,074	1,000	994	1,023
0.000% notes due November 2022	15	11	12	15	10	11
2.750% notes due February 2023	625	639	647	625	611	613
2.875% notes due March 2023	750	811	782	750	781	742
3.750% notes due July 2025	2,000	1,986	2,196	2,000	1,985	2,062
3.100% notes due March 2026	1,000	994	1,045	—	—	—
4.625% notes due July 2035	1,000	991	1,161	1,000	991	1,038
5.800% notes due March 2036	850	837	1,116	850	838	1,003
6.500% notes due June 2037	500	491	698	500	492	628
6.625% notes due November 2037	650	640	927	650	641	829
6.875% notes due February 2038	1,100	1,074	1,612	1,100	1,076	1,439
5.700% notes due October 2040	300	296	386	300	296	348
5.950% notes due February 2041	350	345	470	350	345	416
4.625% notes due November 2041	600	588	695	600	588	609
4.375% notes due March 2042	502	483	560	502	483	493
3.950% notes due October 2042	625	606	664	625	606	582
4.250% notes due March 2043	750	734	827	750	734	728
4.750% notes due July 2045	2,000	1,971	2,398	2,000	1,971	2,107
Total commercial paper, term loan and long-term debt	$33,064	$33,029	$36,139	$31,972	$31,801	$33,278

(a)
In the first quarter of 2016, the Company adopted ASU 2015-03, retrospectively as required. See Note 1 of Notes to the Condensed Consolidated Financial Statements for more information on the adoption of ASU 2015-03.

The Company’s long-term debt obligations also included $195 million and $164 million of other financing obligations, of which $79 million and $47 million were current as of September 30, 2016 and December 31, 2015, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2016, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.8%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2020, December 2018, and December 2016, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2016, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2016, annual interest rates would have ranged from 1.3% to 2.1%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of September 30, 2016.

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
The following table provides details of the Company’s 2016 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 22, 2016	$0.500	$477
June 28, 2016	0.625	594
September 20, 2016	0.625	595
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under Health Reform Legislation. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court held a hearing in July 2015 to begin its consideration of the proposed rehabilitation plan. The plan was subsequently withdrawn.
In July 2016, the Insurance Commissioner filed a petition seeking to convert the rehabilitation proceedings into liquidation proceedings. A hearing on the petition has been scheduled for November 2016. If the court enters an order of liquidation, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through state guaranty association assessments. The Company is currently unable to estimate losses or ranges of losses because the Company cannot predict whether or when a liquidation order will be entered, the amount and timing of any consequent guaranty association assessments, or the availability and amount of any potential offsets, such as state premium tax credits.
10.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2015 10-K.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2016
Revenues - external customers:
Premiums	$35,137	$1,005	$—	$—	$—	$1,005	$—	$36,142
Products	—	12	30	6,654	—	6,696	—	6,696
Services	1,907	604	617	136	—	1,357	—	3,264
Total revenues - external customers	37,044	1,621	647	6,790	—	9,058	—	46,102
Total revenues - intersegment	—	2,656	1,177	8,445	(275)	12,003	(12,003)	—
Investment and other income	133	55	1	2	—	58	—	191
Total revenues	$37,177	$4,332	$1,825	$15,237	$(275)	$21,119	$(12,003)	$46,293
Earnings from operations	$2,113	$404	$371	$692	$—	$1,467	$—	$3,580
Interest expense	—	—	—	—	—	—	(269)	(269)
Earnings before income taxes	$2,113	$404	$371	$692	$—	$1,467	$(269)	$3,311
Three Months Ended September 30, 2015
Revenues - external customers:
Premiums	$30,978	$823	$—	$—	$—	$823	$—	$31,801
Products	—	8	31	6,443	—	6,482	—	6,482
Services	1,710	594	592	140	—	1,326	—	3,036
Total revenues - external customers	32,688	1,425	623	6,583	—	8,631	—	41,319
Total revenues - intersegment	—	2,067	961	7,824	(222)	10,630	(10,630)	—
Investment and other income	129	40	1	—	—	41	—	170
Total revenues	$32,817	$3,532	$1,585	$14,407	$(222)	$19,302	$(10,630)	$41,489
Earnings from operations	$1,876	$363	$289	$490	$—	$1,142	$—	$3,018
Interest expense	—	—	—	—	—	—	(229)	(229)
Earnings before income taxes	$1,876	$363	$289	$490	$—	$1,142	$(229)	$2,789

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2016
Revenues - external customers:
Premiums	$104,641	$2,725	$—	$—	$—	$2,725	$—	$107,366
Products	1	36	67	19,595	—	19,698	—	19,699
Services	5,569	1,813	1,862	429	—	4,104	—	9,673
Total revenues - external customers	110,211	4,574	1,929	20,024	—	26,527	—	136,738
Total revenues - intersegment	—	7,682	3,324	24,554	(806)	34,754	(34,754)	—
Investment and other income	422	139	1	5	—	145	—	567
Total revenues	$110,633	$12,395	$5,254	$44,583	$(806)	$61,426	$(34,754)	$137,305
Earnings from operations	$5,909	$1,008	$950	$1,876	$—	$3,834	$—	$9,743
Interest expense	—	—	—	—	—	—	(799)	(799)
Earnings before income taxes	$5,909	$1,008	$950	$1,876	$—	$3,834	$(799)	$8,944
Nine Months Ended September 30, 2015
Revenues - external customers:
Premiums	$93,069	$2,367	$—	$—	$—	$2,367	$—	$95,436
Products	1	24	67	8,843	—	8,934	—	8,935
Services	5,028	1,694	1,693	192	—	3,579	—	8,607
Total revenues - external customers	98,098	4,085	1,760	9,035	—	14,880	—	112,978
Total revenues - intersegment	—	6,061	2,623	22,579	(553)	30,710	(30,710)	—
Investment and other income	415	113	1	1	—	115	—	530
Total revenues	$98,513	$10,259	$4,384	$31,615	$(553)	$45,705	$(30,710)	$113,508
Earnings from operations	$5,805	$850	$782	$1,116	$—	$2,748	$—	$8,553
Interest expense	—	—	—	—	—	—	(530)	(530)
Earnings before income taxes	$5,805	$850	$782	$1,116	$—	$2,748	$(530)	$8,023

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Medicare Advantage Rates. Final 2017 Medicare Advantage rates resulted in an increase in industry base rates of approximately 0.85%, well short of the industry forward medical cost trend of 3%, which creates continued pressure in the Medicare Advantage program. The impact of this funding shortfall in Medicare Advantage is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
As provided in the Affordable Care Act, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan can use to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. For the 2016 payment year, approximately 57% of our Medicare Advantage members are in plans rated four stars or higher. We expect that at least 80% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2017. We continue to dedicate substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance.

Health Insurance Industry Tax and Premium Stabilization Programs. The industry-wide amount of the annual tax is $11.3 billion in 2016 and we paid our proportionate share of $1.8 billion in September 2016. Health Reform Legislation also includes three programs designed to stabilize the health insurance markets. These programs encompass: a temporary reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program.
For details on the Health Insurance Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part 2, Item 8, “Financial Statements” in our 2015 10-K.
Individual Public Exchanges. In 2016, we are participating in individual public exchange offerings in 34 states. We have a premium deficiency reserve recorded as of September 30, 2016, for our estimated losses for the remainder of 2016. A portion of the premium deficiency reserve was recorded in our 2015 results for in-force contracts as of January 1, 2016. In 2017, we expect to participate in only a few individual public exchanges.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues:
Premiums	$36,142	$31,801	$4,341	14%	$107,366	$95,436	$11,930	13%
Products	6,696	6,482	214	3	19,699	8,935	10,764	120
Services	3,264	3,036	228	8	9,673	8,607	1,066	12
Investment and other income	191	170	21	12	567	530	37	7
Total revenues	46,293	41,489	4,804	12	137,305	113,508	23,797	21
Operating costs (a):
Medical costs	29,040	25,729	3,311	13	87,342	77,646	9,696	12
Operating costs	7,033	6,178	855	14	20,584	17,750	2,834	16
Cost of products sold	6,125	6,112	13	—	18,108	8,350	9,758	117
Depreciation and amortization	515	452	63	14	1,528	1,209	319	26
Total operating costs	42,713	38,471	4,242	11	127,562	104,955	22,607	22
Earnings from operations	3,580	3,018	562	19	9,743	8,553	1,190	14
Interest expense	(269)	(229)	40	17	(799)	(530)	269	51
Earnings before income taxes	3,311	2,789	522	19	8,944	8,023	921	11
Provision for income taxes	(1,333)	(1,171)	162	14	(3,579)	(3,407)	172	5
Net earnings	1,978	1,618	360	22	5,365	4,616	749	16
Earnings attributable to noncontrolling interests	(10)	(21)	(11)	(52)%	(32)	(21)	11	52%
Net earnings attributable to UnitedHealth Group common shareholders	$1,968	$1,597	$371	23%	$5,333	$4,595	$738	16%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.03	$1.65	$0.38	23%	$5.51	$4.75	$0.76	16%
Medical care ratio (b)	80.3%	80.9%	(0.6)%		81.3%	81.4%	(0.1)%
Operating cost ratio	15.2	14.9	0.3		15.0	15.6	(0.6)
Operating margin	7.7	7.3	0.4		7.1	7.5	(0.4)
Tax rate	40.3	42.0	(1.7)		40.0	42.5	(2.5)
Net earnings margin (c)	4.3	3.8	0.5		3.9	4.0	(0.1)
Return on equity (d)	21.3%	19.3%	2.0%		19.9%	18.8%	1.1%

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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2016 year-over-year operating comparisons to third quarter 2015 and other 2016 significant items.

•	Consolidated revenues grew 12%, UnitedHealthcare revenues grew 13% and Optum revenues grew 9%.

•	UnitedHealthcare grew to serve an additional 2.1 million people domestically.

•	Earnings from operations increased 19%, including increases of 13% at UnitedHealthcare and 28% at Optum.

•	Diluted earnings per common share increased 23%.

•	Cash flows from operations for the nine months ended September 30, 2016 were $11.2 billion, aided by a prepayment of $3.8 billion.
2016 RESULTS OF OPERATIONS COMPARED TO 2015 RESULTS OF OPERATIONS
Our results of operations for 2016 compared to the corresponding prior periods were affected by our acquisition of Catamaran Corporation (Catamaran) on July 23, 2015.
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses. Revenue for the nine months ended September 30, 2016, also increased due to the inclusion of the Catamaran acquisition.
Medical Costs
Medical costs increased due to risk-based membership growth and medical cost trends. Additionally, for the nine months ended September 30, 2016, medical costs increased due to ACA-compliant individual product losses.
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

Reportable Segments
See Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
UnitedHealthcare	$37,177	$32,817	$4,360	13%	$110,633	$98,513	$12,120	12%
OptumHealth	4,332	3,532	800	23	12,395	10,259	2,136	21
OptumInsight	1,825	1,585	240	15	5,254	4,384	870	20
OptumRx	15,237	14,407	830	6	44,583	31,615	12,968	41
Optum eliminations	(275)	(222)	53	24	(806)	(553)	253	46
Optum	21,119	19,302	1,817	9	61,426	45,705	15,721	34
Eliminations	(12,003)	(10,630)	1,373	13	(34,754)	(30,710)	4,044	13
Consolidated revenues	$46,293	$41,489	$4,804	12%	$137,305	$113,508	$23,797	21%
Earnings from operations
UnitedHealthcare	$2,113	$1,876	$237	13%	$5,909	$5,805	$104	2%
OptumHealth	404	363	41	11	1,008	850	158	19
OptumInsight	371	289	82	28	950	782	168	21
OptumRx	692	490	202	41	1,876	1,116	760	68
Optum	1,467	1,142	325	28	3,834	2,748	1,086	40
Consolidated earnings from operations	$3,580	$3,018	$562	19%	$9,743	$8,553	$1,190	14%
Operating margin
UnitedHealthcare	5.7%	5.7%	—%		5.3%	5.9%	(0.6)%
OptumHealth	9.3	10.3	(1.0)		8.1	8.3	(0.2)
OptumInsight	20.3	18.2	2.1		18.1	17.8	0.3
OptumRx	4.5	3.4	1.1		4.2	3.5	0.7
Optum	6.9	5.9	1.0		6.2	6.0	0.2
Consolidated operating margin	7.7%	7.3%	0.4%		7.1%	7.5%	(0.4)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
UnitedHealthcare Employer & Individual	$13,251	$11,871	$1,380	12%	$39,580	$35,139	$4,441	13%
UnitedHealthcare Medicare & Retirement	13,927	12,267	1,660	14	42,286	37,607	4,679	12
UnitedHealthcare Community & State	8,312	7,392	920	12	24,303	21,502	2,801	13
UnitedHealthcare Global	1,687	1,287	400	31	4,464	4,265	199	5
Total UnitedHealthcare revenues	$37,177	$32,817	$4,360	13%	$110,633	$98,513	$12,120	12%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2016	2015	2016 vs. 2015
Commercial risk-based	8,750	8,180	570	7%
Commercial fee-based, including TRICARE	21,735	21,350	385	2
Total commercial	30,485	29,530	955	3
Medicare Advantage	3,600	3,225	375	12
Medicaid	5,790	5,305	485	9
Medicare Supplement (Standardized)	4,245	4,010	235	6
Total public and senior	13,635	12,540	1,095	9
Total UnitedHealthcare - domestic medical	44,120	42,070	2,050	5
International	3,970	4,010	(40)	(1)
Total UnitedHealthcare - medical	48,090	46,080	2,010	4%
Supplemental Data:
Medicare Part D stand-alone	4,945	5,075	(130)	(3)%
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
UnitedHealthcare’s revenue increases were due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends.
The increases in UnitedHealthcare’s operating earnings were led by strength in public and senior businesses. The nine month results were offset by ACA-compliant individual product losses.
Optum
Total revenues and operating earnings increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below. Strong performance in pharmacy care and technology services increased Optum’s operating margins from the prior year.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to growth in its health care delivery businesses.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in revenue management and technology services and payer service offerings.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to Catamaran and organic growth. For more information about Catamaran, see Note 3 in Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2015 10-K.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2016	2015	2016 vs. 2015
Sources of cash:
Cash provided by operating activities	$11,204	$6,229	$4,975
Issuances of commercial paper and long-term debt, net of repayments	1,077	14,231	(13,154)
Proceeds from common stock issuances	387	366	21
Customer funds administered	1,249	119	1,130
Total sources of cash	13,917	20,945
Uses of cash:
Common stock repurchases	(1,117)	(1,130)	13
Cash paid for acquisitions and redeemable noncontrolling interest shares, net of cash assumed	(2,984)	(16,296)	13,312
Purchases of investments, net of sales and maturities	(4,769)	(114)	(4,655)
Purchases of property, equipment and capitalized software	(1,220)	(1,072)	(148)
Cash dividends paid	(1,666)	(1,310)	(356)
Other	(358)	(384)	26
Total uses of cash	(12,114)	(20,306)
Effect of exchange rate changes on cash and cash equivalents	70	(151)	221
Net increase in cash and cash equivalents	$1,873	$488	$1,385
2016 Cash Flows Compared to 2015 Cash Flows
Increased cash flows provided by operating activities were primarily driven by the increase in unearned revenues, due to the September 2016 receipt of our October CMS premium payment of $3.8 billion, and higher net earnings.
Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments in 2016 and the increases in 2015 in cash paid for acquisitions and proceeds from debt issuances related to our Catamaran acquisition.
Financial Condition
As of September 30, 2016, our cash, cash equivalent and available-for-sale investment balances of $38.5 billion included $12.8 billion of cash and cash equivalents (of which $545 million was available for general corporate use), $23.8 billion of debt securities and $1.9 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.2 years and a weighted-average credit rating of “AA” as of September 30, 2016. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of September 30, 2016, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 45%.

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
Credit Ratings. Our credit ratings as of September 30, 2016 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2016, we repurchased 9 million shares at an average price of $127.31 per share. As of September 30, 2016, we had Board authorization to purchase up to an additional 52 million shares of our common stock.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015 was disclosed in our 2015 10-K. During the nine months ended September 30, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions’ regulations affecting the health care industry; assessments for insolvent payers under state guaranty fund laws; our ability to achieve improvement in CMS Star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in payment methodology, the CMS Star ratings program or the application of risk adjustment data validation audits; our participation in federal and state health insurance exchanges which entail uncertainties associated with mix and volume of business; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including our acquisition of Catamaran; fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; downgrades in our credit ratings; adverse economic conditions, including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2016 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2016
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$312	$255	$(1,675)	$(3,750)
1	156	127	(846)	(2,019)
(1)	(103)	(67)	744	2,388
(2)	nm	nm	908	4,839

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2016, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of September 30, 2016, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in the Brazilian real. For example, as of September 30, 2016, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $410 million and $900 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2016, we repurchased approximately 1 million shares at an average price of $139.30 per share. As of September 30, 2016, we had Board authorization to purchase up to 52 million shares of our common stock.

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

*10.1	Summary of Non-Management Director Compensation, effective as of October 1, 2016
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	November 8, 2016
Stephen J. Hemsley

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 8, 2016
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 8, 2016
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

*10.1	Summary of Non-Management Director Compensation, effective as of October 1, 2016
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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