Form 10-K
period 2016-12-31
UNITEDHEALTH GROUP INC
filed 2017-02-08
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $132,269,813,351 (based on the last reported sale price of $141.20 per share on June 30, 2016, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2017, there were 951,165,192 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and helping to make the health system work better for everyone. The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
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
UnitedHealthcare provides health care benefits to an array of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and other individuals. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global includes UnitedHealthcare Brazil, a health care company providing health and dental benefits and hospital and clinical services to employer groups and individuals in Brazil, and other diversified global health businesses.
Optum is a health services business serving the broad health care marketplace, including payers, care providers, employers, governments, life sciences companies and consumers, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units that help improve overall health system performance through optimizing care quality, reducing costs and improving consumer experience and care provider performance leveraging distinctive capabilities in data and analytics, pharmacy care services, population health, health care delivery and health care operations.
Through UnitedHealthcare and Optum, in 2016, we processed more than one half trillion dollars in gross billed charges and we managed more than $200 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Our two business platforms have four reportable segments:

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
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, and individuals. UnitedHealthcare Employer & Individual provides access to medical services for over 30 million people on behalf of our customers and alliance partners. This includes more than 200,000 employer customers across all 50 states. Products are offered through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
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
The consolidated purchasing capacity represented by the individuals served by UnitedHealth Group makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities. UnitedHealthcare Employer & Individual has relationships with network care providers that integrate data and analytics, implement value-based payments and care management programs, and enable us to jointly better manage health care across populations.
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
UnitedHealthcare Employer & Individual also distributes its products through professional employer organizations, associations and, increasingly, through both multi-carrier and its own proprietary private exchange marketplaces. Direct-to-consumer sales are supported by participation in multi-carrier health insurance marketplaces for individuals and small groups through exchanges. In 2017, UnitedHealthcare Employer & Individual will participate in individual public exchanges in three states, a reduction from 34 states in 2016.
UnitedHealthcare Employer & Individual’s diverse product portfolio offers a continuum of benefit designs, price points and approaches to consumer engagement, which provides the flexibility to meet the coverage needs of employers of all sizes. The market for health benefit products is shifting, with benefit and network offerings shaped, at least in part, by the requirements and effects of the Patient Protection and Affordable Care Act (ACA) and related federal and state regulations, increased employer focus on quality and employee engagement and the urgent need to align the system around value. Cost pressures are stimulating demand for improved health care affordability and more coordinated care. UnitedHealthcare Employer & Individual is responding to this demand with medical network and contracting constructs (such as performance incentives and benefit designs that direct more patients to higher-performing care providers), alternative access to affordable and convenient care (such as through telehealth appointments with registered nurses and physicians) and a consumer-responsive service called Advocate4Me.

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
Consumer Engagement Products. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs and consumer education. During 2016, more than 40,000 employer-sponsored benefit plans, including nearly 400 employers in the large group self-funded market, purchased HRA or HSA products from us.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy care services products, which complement its service offerings by improving quality of care, engaging members and providing cost-saving options. All UnitedHealthcare Employer & Individual members are provided access to clinical products that help them make better health care decisions and better use of their medical benefits, which contribute to improved health and lowered medical expenses.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on offering type (risk-based or self-funded), line of business (e.g., small business, key accounts, public sector, national accounts or individuals) and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include:

•	wellness programs;

•	decision support;

•	utilization management;

•	case and disease management;

•	complex condition management;

•	on-site programs, including biometrics and flu shots;

•	incentives to reinforce positive behavior change;

•	mental health/substance use disorder management; and

•	employee assistance programs.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmaceutical care services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs that offer improved value and outcomes, helping consumers take actions to improve their health and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
Specialty Offerings. UnitedHealthcare Employer & Individual also delivers dental, vision, life, critical illness and disability product offerings through an integrated approach, including a network of more than 20,000 vision offices and more than 80,000 dental offices, in private and retail settings.
UnitedHealthcare Military & Veterans. UnitedHealthcare Military & Veterans is the provider of health care services for nearly 3 million active duty and retired military service members and their families in 21 states under the Department of Defense’s (DoD) TRICARE Managed Care Support contract. The contract that began on April 1, 2013 is scheduled to conclude in 2017 and has not been renewed.
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
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and SNPs. Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which members reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. Medicare Advantage plans are designed to compete at the local level, taking into account member and care provider preferences, competitor offerings, our quality and cost initiatives, our historical financial results and the long-term payment rate outlook for each geographic area. UnitedHealthcare Medicare & Retirement served 3.6 million people through its Medicare Advantage products as of December 31, 2016.
Built on more than 20 years of experience, UnitedHealthcare Medicare & Retirement’s senior-focused care management model operates at a medical cost level below that of traditional Medicare, while helping seniors live healthier lives. Through UnitedHealth Group’s HouseCalls program, nurse practitioners performed more than 1 million in-home preventative care visits in 2016 to address unmet care opportunities and close gaps in care. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify members at high risk and allow care managers to reach out to those members and create individualized care plans that help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of beneficiaries’ needs and preferences for their prescription drug coverage, including low cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2016, UnitedHealthcare enrolled 8.6 million people in the Medicare Part D programs, including 4.9 million individuals in the stand-alone Medicare Part D plans with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving 4.7 million seniors nationwide through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at diverse price points. These products cover the various levels of coinsurance and deductible gaps that seniors are exposed to in the traditional Medicare program.
Premium revenues from the Centers for Medicare & Medicaid Services (CMS) represented 25% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2016, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, in exchange for a monthly premium per member from the state program. In some cases, these premiums are subject to experience or risk adjustments. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, Children’s Health Insurance Programs (CHIP), SNPs, integrated Medicare-Medicaid plans (MMP) and other federal, state and community health care programs. As of

December 31, 2016, UnitedHealthcare Community & State participated in programs in 24 states and the District of Columbia, and served 5.9 million beneficiaries. The Affordable Care Act provided for optional Medicaid expansion effective January 1, 2014. As of December 31, 2016, UnitedHealthcare Community & State served more than 1 million people through Medicaid expansion programs in 15 states.
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
The primary categories of eligibility for the programs served by UnitedHealthcare Community & State and its participation are:

•	Temporary Assistance to Needy Families, primarily women and children - 22 markets;

•	CHIP - 21 markets;

•	Aged, Blind and Disabled - 20 markets;

•	SNP - 15 markets;

•	Medicaid Expansion - 15 markets;

•	Long-Term Services and Supports - 12 markets;

•	childless adult programs for the uninsured - 2 markets;

•	other programs (e.g., developmentally disabled, rehabilitative services) - 5 markets; and

•	MMP - 2 markets.
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
Approximately 75% of the people in state Medicaid programs are served by managed care, but this population represents only 40% of total Medicaid spending. UnitedHealthcare Community & State’s business development opportunities include entering fee-for-service markets converting to managed care, which represents a population of nearly 8 million people; and growing in existing managed care markets, including state-carve-ins of populations with more complex needs requiring more sophisticated models of care. This expansion includes integrated management of physical, behavioral, long-term care services and supports and social services by applying strong data analytics and community-based collaboration.
UnitedHealthcare Community & State continues to evolve its clinical model to enhance quality and the clinical experience for the people it serves. The model allows UnitedHealthcare Community & State to quickly identify the people who could benefit most from more highly coordinated care; typically, the 5% of members who are most at risk and drive over 50% of states’ medical costs.
UnitedHealthcare Global
UnitedHealthcare Global participates in international markets through national “in country” and cross-border strategic approaches. UnitedHealthcare Global’s cross-border health care business provides comprehensive health benefits, care management and care delivery for multinational employers, governments and individuals around the world. UnitedHealthcare Global’s goal is to create health care business solutions that are based on local expertise, infrastructure, culture and needs. As of December 31, 2016, UnitedHealthcare Global provided medical benefits to 4.2 million people, principally in Brazil, but also residing in more than 125 other countries.
UnitedHealthcare Brazil. UnitedHealthcare Brazil provides medical and dental benefits to nearly 6 million people. UnitedHealthcare Brazil owns and operates more than 40 acute hospitals and more than 50 specialty, primary care and emergency services clinics across Brazil, principally for the benefit of its members. UnitedHealthcare Brazil’s patients are also treated in its contracted provider network of nearly 22,000 physicians and other health care professionals, approximately 1,900 hospitals and nearly 7,000 laboratories and diagnostic imaging centers. UnitedHealthcare Brazil offers a diversified product portfolio with a wide range of product offerings, benefit designs, price points and value, including indemnity products. UnitedHealthcare Brazil’s products include various administrative services such as network access and administration, care management and personal health services and claims processing.
Other Global Offerings. UnitedHealthcare Global includes other diversified global health services with a variety of offerings for international customers, including:

•	network access and care coordination in the United States and overseas;

•	TPA products and services for health plans and TPAs;

•	brokerage services;

•	practice management services for care providers;

•	government and corporate consulting services for improving quality and efficiency; and

•	global expatriate insurance solutions.
Optum
Optum is a health services business serving the broad health care marketplace, including:

•	Those who need care: the consumers who need the right support, information, resources and products to achieve their health goals.

•	Those who provide care: pharmacies, hospitals, physicians, practices and other health care facilities seeking to modernize the health system and support the best possible patient care and experiences.

•
Those who pay for care: employers, health plans, and state, federal and municipal agencies devoted to ensuring the populations they sponsor receive high-quality care, administered and delivered efficiently and effectively.

•
Those who innovate for care: global life sciences organizations dedicated to developing more effective approaches to care, enabling technologies and medicines that improve care delivery and health outcomes.

Optum operates three reportable segments leveraging distinctive capabilities in data and analytics, pharmacy care services, population health, health care delivery and health care operations:

•	OptumHealth focuses on care delivery, care management, wellness and consumer engagement, and health financial services;

•	OptumInsight specializes in data and analytics and other health care information technology services, and delivers operational services and support; and

•	OptumRx provides pharmacy care services.
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and health-related financial needs of 83 million unique individuals. OptumHealth enables population health management through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth products and services deliver value by improving quality and patient satisfaction while lowering cost. OptumHealth builds high-performing networks and centers of excellence across the care continuum, by working directly with physicians to advance population health management and by coordinating care for the most medically complex patients.
OptumHealth offers its products on a risk basis, where it assumes responsibility for health care costs in exchange for a monthly premium per individual served, on an administrative fee basis, under which it manages or administers delivery of the products or services in exchange for a fixed monthly fee per individual served, or on a fee-for-service basis, where it delivers medical services to patients in exchange for a contracted fee. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.
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
OptumHealth serves patients and care providers through its local ambulatory care services business and delivers care through a physician-led, patient-centric and data-driven organization comprised of over 20,000 employed, managed and contracted physicians. OptumHealth also enables care providers’ transition from traditional, fee-for-service care delivery to performance-based delivery and payment models that put patient health and outcomes first, such as those emerging through accountable care organizations (ACOs) and local care provider partnerships. Through OptumHealth’s strategic partnerships, alliances and ownership arrangements it helps care providers adopt new approaches and technologies that improve the coordination of care across all providers involved in patient care.
MedExpress’ nearly 200 neighborhood care centers provide urgent and walk-in care services with a consumer-friendly approach.
The HouseCalls program provides in-home health assessments that engage individuals, understand their health status and needs, and close gaps in care. In 2016, HouseCalls conducted more than 1 million in-home health assessments.
OptumHealth’s mobile care delivery business delivers occupational health and medical services to government customers, with a particular focus on the U.S. military.
OptumHealth serves people through population health management services that meet both the preventative care and health intervention needs of consumers across the care continuum - physical health and wellness, mental health, complex medical conditions, disease management, hospitalization and post-acute care. This includes offering access to proprietary networks of provider specialists in many clinical specialties, including behavioral health, organ transplant, chiropractic and physical therapy. OptumHealth engages consumers in managing their health, including guidance, tools and programs that help them achieve their health goals and maintain healthy lifestyles.
Optum Financial Services, through Optum Bank, a wholly-owned subsidiary, serves consumers through over 4.6 million health savings and other accounts with $7 billion in assets under management as of December 31, 2016. During 2016, Optum Bank processed over $100 billion in medical payments to physicians and other health care providers. Organizations across the health system rely on Optum to manage and improve payment flows through its highly automated, scalable, electronic payment systems.
OptumInsight
OptumInsight provides services, technology and health care expertise to major participants in the health care industry. OptumInsight’s capabilities are focused on data and analytics, technology and information that help improve the quality of care and drive greater efficiency in the health care system. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations that comprise the health care industry depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
Many of OptumInsight’s software and information products and professional services are delivered over extended periods, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with OptumInsight’s customers. OptumInsight’s aggregate backlog at December 31, 2016, was $12.6 billion, of which $6.9 billion is expected to be realized within the next 12 months. This includes $4.5 billion related to intersegment agreements, all of which are in the current portion of the backlog. OptumInsight’s aggregate backlog at December 31, 2015, was $10.4 billion. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.
OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface OptumInsight’s products with their applications.
OptumInsight believes it is well positioned to address the needs of four primary market segments: care providers (e.g., physicians and hospital systems), health plans, governments and life sciences companies.
Care Providers. Serving more than four out of five U.S. hospitals and tens of thousands of physicians, OptumInsight assists care providers in meeting their challenge to improve patient outcomes and care amid changing payment models and pressures. OptumInsight brings a broad array of solutions to help care providers meet these challenges, with particular focus on clinical performance and quality improvement, population health management, data management and analytics, revenue management, cost containment, compliance, cloud-enabled collaboration and consumer engagement.
Health Plans. OptumInsight serves approximately 300 health plans through cost-effective, technology-enabled solutions that help them improve efficiency, understand and optimize growth while managing risk, deliver on clinical performance and compliance goals, and build and manage strong networks of care.

Governments. OptumInsight provides services tailored to government payers, including data and analytics technology, claims management and payment accuracy services, and strategic consulting.
Life Sciences. OptumInsight provides services to global life sciences companies. These companies look to OptumInsight for data, analytics and expertise in core areas of health economics and outcomes research, market access consulting, integrated clinical and health care claims data and informatics services, epidemiology and drug safety, and patient reported outcomes.
OptumRx
OptumRx provides a full spectrum of pharmacy care services to more than 65 million people in the United States through its network of more than 67,000 retail pharmacies and multiple home delivery facilities throughout the country. In 2016, OptumRx managed more than $80 billion in pharmaceutical spending, including more than $30 billion in specialty pharmaceutical spending. OptumRx provides retail network contracting, purchasing and clinical capabilities and works with customers to develop an optimal set of programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management to achieve a high-quality, low-cost pharmacy offering. OptumRx’s comprehensive whole-person approach to pharmacy care services integrates demographic, medical, laboratory, pharmaceutical and other clinical data and applies analytics to drive clinical care insight to support care treatments and compliance, benefiting clients and individuals through enhanced services and cost trend management.
OptumRx provides pharmacy care services to non-affiliated clients, including a number of health plans, large national employer plans, unions and trusts and government entities; as well as a substantial majority of UnitedHealthcare members. Additionally, OptumRx manages specialty pharmacy care services, including patient support and clinical programs designed to ensure quality and deliver value for consumers. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
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
If we fail to comply with, or fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our compliance with federal, state and international laws and regulations.

Federal Laws and Regulation
We are subject to various levels of U.S. federal regulation. For example, when we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. CMS regulates our UnitedHealthcare businesses and certain aspects of our Optum businesses. Payments by CMS to our businesses are subject to regulations, including those governing fee-for-service and the submission of information relating to the health status of enrollees for purposes of determining the amounts of certain payments to us. CMS also has the right to audit our performance to determine our compliance with CMS contracts and regulations and the quality of care we provide to Medicare beneficiaries. Our commercial business is further subject to CMS audits related to medical loss ratios (MLRs), risk adjustment and reinsurance data.
UnitedHealthcare Community & State has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance and the regulatory environment with respect to these programs is complex. We are also subject to federal law and regulations relating to the administration of contracts with federal agencies. Our business is also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust.
Affordable Care Act. The ACA expanded access to coverage and modified aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system.

Among other requirements, the ACA expanded dependent coverage to age 26, expanded benefit requirements, eliminated certain annual and lifetime maximum limits, eliminated certain pre-existing condition limits, required coverage for preventative services without cost to members, required premium rebates if certain MLRs are not satisfied, granted members new and additional appeal rights, created new premium rate review processes, established a system of state and federal exchanges through which consumers can purchase health coverage, imposed new requirements on the format and content of communications (such as explanations of benefits) between health insurers and their members, introduced new risk sharing programs, reduced the Medicare Part D coverage gap and reduced payments to private plans offering Medicare Advantage.
The ACA is affecting how we do business and could impact our results of operations, financial position and cash flows. See also Part I, Item 1A, “Risk Factors” for a discussion of the risks related to the ACA and related matters.
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
The Health Information Technology for Economic and Clinical Health Act (HITECH) imposed requirements on uses and disclosures of health information; included contracting requirements for HIPAA business associate agreements; extended parts of HIPAA privacy and security provisions to business associates; added federal data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (HHS) and the Federal Trade Commission and, in some cases, to the local media; strengthened enforcement and imposed higher financial penalties for HIPAA violations and, in certain cases, imposed criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
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
ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how our services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor (DOL) as well as the federal courts. ERISA sets forth standards on how our business units may do business with employers who sponsor employee health benefit plans, particularly those that maintain self-funded plans. Regulations established by the DOL subject us to additional requirements for claims payment and member appeals under health care plans governed by ERISA.
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners has adopted model regulations that, where implemented by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. Reports are filed annually with Connecticut, our lead regulator, and with New York, as required by that state’s regulation. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with the ACA, which may affect our operations and our financial results.
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

Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distributions laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
Guaranty Fund Assessments. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under the ACA. Assessments are generally based on a formula relating to our premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or through premiums. Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Pharmacy Regulation. OptumRx’s businesses include home delivery and specialty pharmacies that must be licensed as pharmacies in the states in which they are located. Certain of our home delivery and specialty pharmacies must also register with the U.S. Drug Enforcement Administration (DEA) and individual state controlled substance authorities to dispense controlled substances. In addition to the laws and regulations in the states where our home delivery and specialty pharmacies are located, laws and regulations in non-resident states where we deliver pharmaceuticals may also apply, including the requirement to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our home delivery and specialty pharmacies to follow the laws of the state in which the pharmacies are located, but some states also require us to comply with the laws of that non-resident state when pharmaceuticals are delivered there. As certain of our home delivery and specialty pharmacies maintain eligibility as Medicare and state Medicaid providers, their participation in the programs requires them to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our home delivery and specialty pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
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
COMPETITION
As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, HMOs, TPAs and business services outsourcing companies, health care professionals that have formed networks to contract directly with employers or with CMS, specialty benefit providers, government entities, population health management companies and various health information and consulting companies. For our UnitedHealthcare businesses, our competitors include Aetna Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, Humana Inc., Kaiser Permanente, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and, with respect to our Brazilian operations, several established competitors in Brazil and other enterprises that serve more limited geographic areas. For our OptumRx businesses, our competitors include CVS Health Corporation, Express Scripts, Inc. and Prime Therapeutics LLC. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We compete on the basis of the sales, marketing and pricing of our products and services; product innovation; consumer engagement and satisfaction; the level and quality of products and services; care delivery; network and clinical management capabilities; market share; product distribution systems; efficiency of administration operations; financial strength; and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including by maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

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
Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim any proprietary interest in the marks and names of others.
EMPLOYEES
As of December 31, 2016, we employed more than 230,000 individuals.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 8, 2017, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	64	Chief Executive Officer
David S. Wichmann	54	President
Larry C. Renfro	63	Vice Chairman of UnitedHealth Group and Chief Executive Officer of Optum
John F. Rex	54	Executive Vice President and Chief Financial Officer
Thomas E. Roos	44	Senior Vice President and Chief Accounting Officer
Marianne D. Short	65	Executive Vice President and Chief Legal Officer
D. Ellen Wilson	59	Executive Vice President, Human Capital
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
Mr. Wichmann is President of UnitedHealth Group. Mr. Wichmann has served as President of UnitedHealth Group since November 2014. From January 2011 to June 2016, Mr. Wichmann also served as Chief Financial Officer. From April 2008 to November 2014, Mr. Wichmann also served as Executive Vice President of UnitedHealth Group and President of UnitedHealth Group Operations.
Mr. Renfro is Vice Chairman of UnitedHealth Group and Chief Executive Officer of Optum. Mr. Renfro has served as Vice Chairman of UnitedHealth Group since November 2014 and Chief Executive Officer of Optum since July 2011. From January 2011 to July 2011, Mr. Renfro served as Executive Vice President of UnitedHealth Group.
Mr. Rex is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in that capacity since June 2016. From March 2012 to June 2016, Mr. Rex served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, Mr. Rex spent over a decade at JP Morgan, a global financial services firm, and its predecessors, concluding his tenure as a Managing Director.
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
You can access our website at www.unitedhealthgroup.com to learn more about our Company. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our certificate of incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of

Directors Committee Charters and Code of Conduct. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
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
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise nearly 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, federal and state regulatory requirements obligate our commercial, Medicare Advantage and certain state-based Medicaid health plans to maintain minimum MLRs, which could make it more difficult for us to obtain price increases for our products. In addition, our OptumHealth business negotiates capitation arrangements with commercial third-party payers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. If we fail to predict accurately, price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies is typically at a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, natural catastrophes or other large-scale medical emergencies, epidemics, the introduction of new or costly drugs, treatments and technology, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2016 medical costs for commercial insured products were 1% higher, without proportionally higher revenues from such products, our annual net earnings for 2016 would have been reduced by approximately $240 million, excluding any offsetting impact from risk adjustment, reinsurance or from reduced premium rebates due to minimum MLRs.
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
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Some of our UnitedHealthcare and Optum businesses hold or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. In addition, under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under the ACA. Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
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
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary by jurisdiction. We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our UnitedHealthcare Brazil business subjects us to Brazilian laws and regulations affecting hospitals, managed care and insurance industries and to regulation by Brazilian regulators, including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations.
The health care industry is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity may adversely affect our stock price and damage our reputation in various markets.
The ACA could materially and adversely affect the manner in which we conduct business and our results of operations, financial position and cash flows.
Due to its complexity and continued uncertainty, the ACA’s impact remains difficult to predict and could adversely affect us. The ACA includes specific reforms for the individual and small group marketplace, including guaranteed availability of coverage, adjusted community rating requirements (which include elimination of health status and gender rating factors), essential health benefit requirements (resulting in benefit changes for many members) and actuarial value requirements resulting in expanded benefits or reduced member cost sharing (or a combination of both) for many policyholders. In addition, if we do not maintain certain MLRs, we are required to rebate ratable portions of our premiums to our customers. These requirements can cause significant disruptions in local health care markets and adjustments to our business, all of which could materially and adversely affect our results of operations, financial position and cash flows.
Our results of operations, financial position and cash flows could be materially and adversely affected if the number of individuals who gain coverage under the ACA varies from our expectations, if the demand for the ACA related products and capabilities offered by our Optum businesses is less than anticipated or if our costs are greater than anticipated.
The Trump Administration and Congressional Leaders have expressed their intentions to repeal and replace the ACA. We cannot predict if the ACA will be modified, repealed or replaced, but changes to this law could materially impact our operating results, require us to revise the ways in which we conduct business or put us at risk for loss of business.
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
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system that provides various quality bonus payments to Medicare Advantage plans that meet certain quality star ratings at the local plan level. The star rating system considers various measures adopted by CMS, including, among other things, quality of care, preventative services, chronic illness management and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect our membership levels, results of operations, financial position and cash flows. In addition, under the ACA, Congress authorized CMS and the states to implement MMP managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Health plan participation in these demonstration programs is subject to CMS approval of specified care delivery models and the satisfaction of conditions to participation, including meeting certain performance requirements. Any changes in standards or care delivery models that apply to government health care programs, including Medicare, Medicaid and the MMP demonstration programs for dually eligible beneficiaries, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
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
We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Certain of our businesses have been reviewed or are currently under review, including for compliance with coding and other requirements under the Medicare risk-adjustment model, our chart review programs and related processes. Such investigations, audits or reviews sometimes arise out of or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA imposed further restrictions on our ability to collect, disclose and use sensitive personal information and imposed additional compliance requirements on our business. In addition, the General Data Protection Regulation of the European Union imposes higher potential penalties and more stringent compliance and data security requirements on our ability to collect, process and transfer personal data relating to our European businesses.
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
We provide pharmacy care services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. OptumRx also conducts business through home delivery and specialty pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including potential new regulations regarding the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals and pharmacy network reimbursement methodologies.
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
The success of certain businesses, including OptumHealth and UnitedHealthcare Brazil, depend on maintaining satisfactory physician employment relationships. The physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. There is and will likely be heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with health insurance and HMO competitors of UnitedHealthcare. Our business could suffer if our affiliated physician organizations fail to maintain relationships with these health insurance or HMO companies, or adequately price their contracts with these third-party payers.
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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows. Success in completing acquisitions is also dependent upon efficiently integrating the acquired business into our existing operations, including our internal control environment, or otherwise leveraging its operations, which may present challenges that are different from those presented by organic growth and that may be difficult for us to manage. If we cannot successfully integrate these acquisitions and realize contemplated revenue growth opportunities and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
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
A number of investigations have been conducted regarding the marketing practices of producers selling health care products and the payments they receive and have resulted in enforcement actions against companies in our industry and producers marketing and selling those companies’ products. If we were subjected to similar investigations and enforcement actions, they could result in penalties and the imposition of corrective action plans, which could materially and adversely impact our ability to market our products.
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
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which constitute the vast majority of the fair value of our investments as of December 31, 2016. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income, and the continuation of the current low interest rate environment could further adversely affect our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily from investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments, which could materially and adversely affect our profitability and equity.
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
As of December 31, 2016, goodwill and other intangible assets had a carrying value of $56 billion, representing 46% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely impact our credit ratings and potentially impact our compliance with the covenants in our bank credit facilities.
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
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek prior approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.
Any downgrades in our credit ratings could adversely affect our business, financial condition and results of operations.
Claims paying ability, financial strength and debt ratings by Nationally Recognized Statistical Rating Organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used by customers and creditors. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. There can be no assurance that our current credit ratings will be maintained in the future. Downgrades in our credit ratings, should they occur, could materially increase our costs of or ability to access funds in the debt and capital markets and otherwise materially increase our operating costs.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2017, there were 13,035 registered holders of record of our common stock. The high and low per share common stock sales prices reported by the NYSE and cash dividends declared for our last two fiscal years were as follows:

	High	Low	Cash Dividends Declared
2016
First quarter	$131.10	$107.51	$0.500
Second quarter	$141.31	$125.26	$0.625
Third quarter	$144.48	$132.39	$0.625
Fourth quarter	$164.00	$133.03	$0.625

2015
First quarter	$123.76	$98.46	$0.375
Second quarter	$124.11	$111.12	$0.500
Third quarter	$126.21	$95.00	$0.500
Fourth quarter	$125.99	$109.61	$0.500
DIVIDEND POLICY
In June 2016, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual dividend rate of $2.50 per share compared to the annual dividend rate of $2.00 per share, which the Company had paid since June 2015. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the fourth quarter 2016, we repurchased approximately 1 million shares at an average price of $141.54 per share. As of December 31, 2016, we had Board authorization to purchase up to
51 million shares of our common stock.
PERFORMANCE GRAPHS
The following two performance graphs compare our total return to shareholders with the returns of indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”) for the five-year period ended December 31, 2016. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2016. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2011 in our common stock and in each index, and that dividends were reinvested when paid.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UnitedHealth Group, the S&P 500 Index,
and Fortune 50 Group
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
UnitedHealth Group
S&P 500
Fortune 50 Group

	12/11	12/12	12/13	12/14	12/15	12/16
UnitedHealth Group	$100.00	$108.59	$153.15	$208.98	$247.13	$342.05
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
Fortune 50 Group	100.00	118.48	151.44	159.51	164.70	186.76
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UnitedHealth Group, the S&P 500 Index,
and a Peer Group
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
UnitedHealth Group
S&P 500
Peer Group

	12/11	12/12	12/13	12/14	12/15	12/16
UnitedHealth Group	$100.00	$108.59	$153.15	$208.98	$247.13	$342.05
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	101.01	156.96	206.09	257.48	273.12
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2016	2015 (a)	2014	2013	2012
Consolidated operating results
Revenues	$184,840	$157,107	$130,474	$122,489	$110,618
Earnings from operations	12,930	11,021	10,274	9,623	9,254
Net earnings attributable to UnitedHealth Group common shareholders	7,017	5,813	5,619	5,625	5,526
Return on equity (b)	19.4%	17.7%	17.3%	17.7%	18.7%
Basic earnings per share attributable to UnitedHealth Group common shareholders	$7.37	$6.10	$5.78	$5.59	$5.38
Diluted earnings per share attributable to UnitedHealth Group common shareholders	7.25	6.01	5.70	5.50	5.28
Cash dividends declared per common share	2.3750	1.8750	1.4050	1.0525	0.8000

Consolidated cash flows from (used for)
Operating activities	$9,795	$9,740	$8,051	$6,991	$7,155
Investing activities	(9,355)	(18,395)	(2,534)	(3,089)	(8,649)
Financing activities	(1,011)	12,239	(5,293)	(4,946)	471

Consolidated financial condition
(as of December 31)
Cash and investments	$37,143	$31,703	$28,063	$28,818	$29,148
Total assets (c)	122,810	111,254	86,300	81,800	80,811
Total commercial paper and long-term debt (c)	32,970	31,965	17,324	16,778	16,680
Redeemable noncontrolling interests	2,012	1,736	1,388	1,175	2,121
Total equity	38,177	33,725	32,454	32,149	31,178

(a)	Includes the effects of the July 2015 acquisition of Catamaran Corporation (Catamaran) and related debt issuances.

(b)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters of the year presented.

(c)
In the first quarter of 2016, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2015-03 (ASU 2015-03), retrospectively as required. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information on the adoption of ASU 2015-03.

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
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and helping to make the health system work better for everyone. Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data; information and intelligence; and clinical care management and coordination to help meet the demands of the health system. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
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
Recent Developments
We have recognized in our financial results for the fourth quarter 2016 and the year ended December 31, 2016 the previously disclosed $350 million impact of our estimated share of guaranty association assessments resulting from the liquidation of Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), following accounting, legal and regulatory consultations in connection with our 10-K filing. This charge will be funded over several years and affected by premium tax credits over time.
For more detail related to the Penn Treaty liquidation, see Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Business Trends
Our businesses participate in the United States, Brazilian and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises approximately 18% of gross domestic product. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations. Our review of regulatory considerations involves a focus on minimum MLR thresholds and the risk adjustment that impacts the small group and individual markets. We will continue seeking to balance growth and profitability across all of these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. The ACA included an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. A provision in the 2016 Federal Budget imposes a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover some portion of calendar year 2017 will reflect the impact of the moratorium. Additionally, the industry has continued to experience favorable medical cost trends due to moderated utilization, which has impacted the competitive pricing environment.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect continued Medicaid revenue growth due to anticipated increases in the number of people we serve; we also believe that the payment rate environment creates the risk of downward pressure on Medicaid net margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We advocate for actuarially sound rates that are commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases with medical management. Our 2017 management activities include managing costs across all health care categories, including specialty pharmacy spending, as new therapies are introduced at high costs and older drugs experience price increases.

Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality, improve the health of populations and reduce costs. We continue to see a greater number of people enrolled in plans with underlying incentive-based care provider payment models that reward high-quality, affordable care and foster collaboration. We work together with clinicians to leverage our data and analytics to provide the necessary information to close gaps in care and improve overall health outcomes for patients.
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2016, we served more than 15 million people through some form of aligned contractual arrangement, including full-risk, shared-risk and bundled episode-of-care and performance incentive payment approaches. As of December 31, 2016, our contracts with value-based elements total nearly $53 billion in annual spending.
This trend is creating needs for health management services that can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe provide growth opportunities for our Optum business platform.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of the ACA and other regulatory matters. For additional information regarding the ACA and regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates. Final 2017 Medicare Advantage rates resulted in an increase in industry base rates of approximately 0.85%, well short of the industry forward medical cost trend of 3%, which creates continued pressure in the Medicare Advantage program. The impact of this funding shortfall in Medicare Advantage is partially mitigated by reductions in provider payments for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service payment rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
The ongoing pressure on Medicare Advantage funding places continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate pressures and reductions. In some years, these adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase the member premiums that supplement the monthly payments we receive from the government and decide on a county-by-county basis where we will offer Medicare Advantage plans.
As Medicare Advantage payments change, other products may become relatively more attractive to Medicare beneficiaries and increase the demand for other senior health benefits products such as our market-leading Medicare Supplement and stand-alone Medicare Part D insurance offerings.
As provided in the ACA, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, Star ratings affect the amount of savings a plan can use to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. For the 2016 payment year, approximately 57% of our Medicare Advantage members were in plans rated four stars or higher. We expect that at least 80% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2017. We continue to dedicate substantial resources to advance our quality scores and Star ratings to strengthen our local market programs and further improve our performance.
Health Insurance Industry Tax and Premium Stabilization Programs. The industry-wide amount of the Health Insurance Industry Tax was $11.3 billion in 2016 and we paid our portion of the tax, which was $1.8 billion, in September 2016. A provision in the 2016 Federal Budget imposes a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax. The Health Insurance Industry Tax is scheduled to be imposed for 2018 and beyond. In 2018, the industry-wide amount of the Health Insurance Industry Tax is expected to be $14.3 billion. The ACA also included three programs designed to stabilize the health insurance markets. These programs encompassed: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance and temporary risk corridors programs expired at the end of 2016.
Individual Public Exchanges. In 2016, we participated in individual public exchanges in 34 states and offered individual ACA compliant products. We recorded a premium deficiency reserve for a portion of our estimated 2016 losses in our 2015 results for in-force contracts as of January 1, 2016. During 2016, we incurred additional losses in our individual ACA compliant products and, for 2017, reduced our participation to three individual public exchanges. We expect to reduce the number of consumers we serve through individual insurance plans by nearly 1 million people in 2017, which will reduce our premium revenues by more than $4 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$144,118	$127,163	$115,302	$16,955	13%	$11,861	10%
Products	26,658	17,312	4,242	9,346	54	13,070	308
Services	13,236	11,922	10,151	1,314	11	1,771	17
Investment and other income	828	710	779	118	17	(69)	(9)
Total revenues	184,840	157,107	130,474	27,733	18	26,633	20
Operating costs:
Medical costs	117,038	103,875	93,633	13,163	13	10,242	11
Operating costs	28,401	24,312	21,263	4,089	17	3,049	14
Cost of products sold	24,416	16,206	3,826	8,210	51	12,380	324
Depreciation and amortization	2,055	1,693	1,478	362	21	215	15
Total operating costs	171,910	146,086	120,200	25,824	18	25,886	22
Earnings from operations	12,930	11,021	10,274	1,909	17	747	7
Interest expense	(1,067)	(790)	(618)	(277)	35	(172)	28
Earnings before income taxes	11,863	10,231	9,656	1,632	16	575	6
Provision for income taxes	(4,790)	(4,363)	(4,037)	(427)	10	(326)	8
Net earnings	7,073	5,868	5,619	1,205	21	249	4
Earnings attributable to noncontrolling interests	(56)	(55)	—	(1)	2	(55)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$7,017	$5,813	$5,619	$1,204	21%	$194	3%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$7.25	$6.01	$5.70	$1.24	21%	$0.31	5%
Medical care ratio (a)	81.2%	81.7%	81.2%	(0.5)%		0.5%
Operating cost ratio	15.4	15.5	16.3	(0.1)		(0.8)
Operating margin	7.0	7.0	7.9	—		(0.9)
Tax rate	40.4	42.6	41.8	(2.2)		0.8
Net earnings margin (b)	3.8	3.7	4.3	0.1		(0.6)
Return on equity (c)	19.4%	17.7%	17.3%	1.7%		0.4%

nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters in the year presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select 2016 year-over-year operating comparisons to 2015 and other 2016 significant items.

•	Consolidated revenues increased by 18%, UnitedHealthcare revenues increased 13% and Optum revenues grew 24%.

•	UnitedHealthcare grew to serve an additional 2.1 million people domestically.

•	Earnings from operations increased by 17%, including increases of 8% at UnitedHealthcare and 32% at Optum.

•	Diluted earnings per common share increased 21% to $7.25.

•	Cash flows from operations were $9.8 billion.

2016 RESULTS OF OPERATIONS COMPARED TO 2015 RESULTS
Our results of operations were affected by our acquisition of Catamaran in the third quarter of 2015.
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by organic growth in the number of individuals served across our UnitedHealthcare benefits businesses and growth across all of our Optum services businesses.
Medical Costs
Medical costs increased due to risk-based membership growth and medical cost trends, partially offset by medical management initiatives.
Income Tax Rate
Our effective tax rate decreased primarily due to the adoption of the ASU 2016-09, which we adopted in the first quarter of 2016. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report for more information about the adoption of ASU 2016-09.
Reportable Segments
See Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change		Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues
UnitedHealthcare	$148,581	$131,343	$119,798	$17,238	13%	$11,545	10%
OptumHealth	16,908	13,927	11,032	2,981	21	2,895	26
OptumInsight	7,333	6,196	5,227	1,137	18	969	19
OptumRx	60,440	48,272	31,976	12,168	25	16,296	51
Optum eliminations	(1,088)	(791)	(489)	(297)	38	(302)	62
Optum	83,593	67,604	47,746	15,989	24	19,858	42
Eliminations	(47,334)	(41,840)	(37,070)	(5,494)	13	(4,770)	13
Consolidated revenues	$184,840	$157,107	$130,474	$27,733	18%	$26,633	20%
Earnings from operations
UnitedHealthcare	$7,307	$6,754	$6,992	$553	8%	$(238)	(3)%
OptumHealth	1,428	1,240	1,090	188	15	150	14
OptumInsight	1,513	1,278	1,002	235	18	276	28
OptumRx	2,682	1,749	1,190	933	53	559	47
Optum	5,623	4,267	3,282	1,356	32	985	30
Consolidated earnings from operations	$12,930	$11,021	$10,274	$1,909	17%	$747	7%
Operating margin
UnitedHealthcare	4.9%	5.1%	5.8%	(0.2)%		(0.7)%
OptumHealth	8.4	8.9	9.9	(0.5)		(1.0)
OptumInsight	20.6	20.6	19.2	—		1.4
OptumRx	4.4	3.6	3.7	0.8		(0.1)
Optum	6.7	6.3	6.9	0.4		(0.6)
Consolidated operating margin	7.0%	7.0%	7.9%	—%		(0.9)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change		Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
UnitedHealthcare Employer & Individual	$53,084	$47,194	$43,017	$5,890	12%	$4,177	10%
UnitedHealthcare Medicare & Retirement	56,329	49,735	46,258	6,594	13	3,477	8
UnitedHealthcare Community & State	32,945	28,911	23,586	4,034	14	5,325	23
UnitedHealthcare Global	6,223	5,503	6,937	720	13	(1,434)	(21)
Total UnitedHealthcare revenues	$148,581	$131,343	$119,798	$17,238	13%	$11,545	10%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change		Change
(in thousands, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Commercial risk-based - group	7,470	7,095	6,765	375	5%	330	5%
Commercial risk-based - individual	1,350	1,190	740	160	13	450	61
Commercial fee-based	18,900	18,565	18,350	335	2	215	1
Fee-based TRICARE	2,860	2,880	2,895	(20)	(1)	(15)	(1)
Total commercial	30,580	29,730	28,750	850	3	980	3
Medicare Advantage	3,630	3,235	3,005	395	12	230	8
Medicaid	5,890	5,305	5,055	585	11	250	5
Medicare Supplement (Standardized)	4,265	4,035	3,750	230	6	285	8
Total public and senior	13,785	12,575	11,810	1,210	10	765	6
Total UnitedHealthcare - domestic medical	44,365	42,305	40,560	2,060	5	1,745	4
International	4,220	4,090	4,425	130	3	(335)	(8)
Total UnitedHealthcare - medical	48,585	46,395	44,985	2,190	5%	1,410	3%
Supplemental Data:
Medicare Part D stand-alone	4,930	5,060	5,165	(130)	(3)%	(105)	(2)%
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
UnitedHealthcare’s revenue increase was due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends.
The increase in UnitedHealthcare’s operating earnings was due to diversified growth, offset by guaranty fund assessments recorded in the fourth quarter of 2016. For more information on these assessments, see Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Operating earnings in 2015 included the establishment of premium deficiency reserves for 2016, primarily for individual ACA compliant business.
Optum
Total revenues and operating earnings increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth primarily due to growth in its health care delivery businesses as well as expansion of behavioral services into new Medicaid markets. Strong performance in business supporting UnitedHealthcare partially offset by investments in the health care delivery business drove the increase in earnings from operations.

OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in revenue management, business process outsourcing and technology services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to the full-year impact of Catamaran and organic growth. In 2016, OptumRx fulfilled 1.24 billion adjusted scripts compared to 932 million in 2015.
2015 RESULTS OF OPERATIONS COMPARED TO 2014 RESULTS
Consolidated Financial Results
Revenues
The increase in revenues was primarily driven by the effect of the Catamaran acquisition and organic growth in the number of individuals served across our benefits businesses and across all of Optum’s businesses.
Medical Costs
Medical costs increased primarily due to risk-based membership growth in our benefits businesses. Medical costs also included losses on individual ACA compliant products related to 2015, and the establishment of premium deficiency reserves related to the 2016 policy year for anticipated future losses for in-force individual ACA compliant contracts and a new state Medicaid contract.
Operating Cost Ratio
The decrease in our operating cost ratio was due to the inclusion of Catamaran and growth in government benefits programs, both of which have lower operating cost ratios and Company wide productivity gains.
Reportable Segments
UnitedHealthcare
UnitedHealthcare’s revenue growth during the year ended December 31, 2015 was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings for the year ended December 31, 2015 decreased as the combined individual ACA compliant losses and premium deficiency reserves totaling $815 million more than offset strong growth across the business, improved medical cost management and increased productivity.
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
In 2016, our U.S. regulated subsidiaries paid their parent companies dividends of $3.9 billion. For the year ended December 31, 2015, our U.S. regulated subsidiaries paid their parent companies dividends of $4.4 billion. See Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our regulated subsidiary dividends.
Our nonregulated businesses also generate cash flows from operations that are available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt and return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change	Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sources of cash:
Cash provided by operating activities	$9,795	$9,740	$8,051	$55	$1,689
Issuances of long-term debt and commercial paper, net of repayments	990	14,607	391	(13,617)	14,216
Proceeds from common share issuances	429	402	462	27	(60)
Sales and maturities of investments, net of purchases	—	—	799	—	(799)
Customer funds administered	1,692	768	—	924	768
Other	37	—	115	37	(115)
Total sources of cash	12,943	25,517	9,818
Uses of cash:
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed	(2,017)	(16,282)	(1,923)	14,265	(14,359)
Cash dividends paid	(2,261)	(1,786)	(1,362)	(475)	(424)
Common share repurchases	(1,280)	(1,200)	(4,008)	(80)	2,808
Purchases of property, equipment and capitalized software	(1,705)	(1,556)	(1,525)	(149)	(31)
Purchases of investments, net of sales and maturities	(5,927)	(531)	—	(5,396)	(531)
Customer funds administered	—	—	(638)	—	638
Other	(324)	(578)	(138)	254	(440)
Total uses of cash	(13,514)	(21,933)	(9,594)
Effect of exchange rate changes on cash and cash equivalents	78	(156)	(5)	234	(151)
Net (decrease) increase in cash and cash equivalents	$(493)	$3,428	$219	$(3,921)	$3,209

2016 Cash Flows Compared to 2015 Cash Flows
Cash flows provided by operating activities increased slightly as higher net earnings were mostly offset by increased CMS receivables and other operating items.
Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments in 2016 and the decreases in cash paid for acquisitions and proceeds from debt issuances due to the 2015 acquisition of Catamaran.
2015 Cash Flows Compared to 2014 Cash Flows
Cash flows provided by operating activities in 2015 increased primarily due to growth in risk-based products, which increased medical costs payable and an increase in CMS risk share payables, which increased other liabilities. These increases were partially offset by an increase in pharmacy rebates, which increased other receivables, the increase in the payment of the 2015 Health Insurance Industry Tax and the payment of Reinsurance Program fees in 2015.
Other significant changes in sources or uses of cash year-over-year included increased cash paid for acquisitions and net debt issuances and decreased share repurchases, all due to the Catamaran acquisition.
Financial Condition
As of December 31, 2016, our cash, cash equivalent and available-for-sale investment balances of $36.7 billion included $10.4 billion of cash and cash equivalents (of which approximately $700 million was available for general corporate use), $24.2 billion of debt securities and $2.0 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “AA” as of December 31, 2016. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of senior unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of December 31, 2016, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities was approximately 44%.
Long-Term Debt. Periodically, we access capital markets to issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In February 2016, we issued debt to repay commercial paper borrowings, which were incurred for general corporate and working capital purposes, and to repay our 5.375% notes that were due March 15, 2016. In December 2016, we issued debt to repay commercial paper borrowings, which were incurred for general corporate and working capital purposes. For more information on these debt issuances, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements.”
Credit Ratings. Our credit ratings as of December 31, 2016 were as follows:

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
Share Repurchase Program. As of December 31, 2016, we had Board authorization to purchase up to an additional 51 million shares of our common stock. For more information on our share repurchase program, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Dividends. In June 2016, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $2.50 per share. For more information on our dividend, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2016, under our various contractual obligations and commitments:

(in millions)	2017	2018 to 2019	2020 to 2021	Thereafter	Total
Debt (a)	$8,262	$6,282	$6,059	$27,899	$48,502
Operating leases	453	771	587	499	2,310
Purchase and other obligations (b)	623	617	297	170	1,707
Future policy benefits (c)	133	271	273	1,980	2,657
Unrecognized tax benefits (d)	19	—	—	234	253
Other liabilities recorded on the Consolidated Balance Sheet (e)	269	14	5	2,288	2,576
Redeemable noncontrolling interests (f)	958	1,054	—	—	2,012
Total contractual obligations	$10,717	$9,009	$7,221	$33,070	$60,017

(a)
Includes interest coupon payments and maturities at par or put values. The table also assumes amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty and remaining capital commitments for venture capital funds and other funding commitments. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2016.

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

(e)
Includes obligations associated with contingent consideration and other payments related to business acquisitions, certain employee benefit programs, amounts accrued for guaranty fund assessments and various other long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions and other liabilities have been classified as “Thereafter.”

(f)	Includes commitments for redeemable shares of our subsidiaries.
We do not have other significant contractual obligations or commitments that require cash resources. However, we continually evaluate opportunities to expand our operations, which include internal development of new products, programs and technology applications and may include acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months. As of December 31, 2016, our days outstanding in medical payables was 51 days, calculated as total medical payables divided by total medical costs times the number of days in the period.
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2016, 2015 and 2014 included favorable medical cost development related to prior years of $220 million, $320 million and $420 million, respectively.
In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, for the most recent two months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors.
Completion Factors. A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by us at the date of estimation. Completion factors are the most significant factors we use in developing our medical costs payable estimates for periods prior to the most recent two months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim inventory levels and claim processing backlogs, as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserves may be significantly impacted.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2016:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$437
(0.50)	291
(0.25)	145
0.25	(144)
0.50	(288)
0.75	(430)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and by reviewing a broad set of health care utilization indicators, including but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as gross-domestic product growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, catastrophes and epidemics.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2016:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$557
2	371
1	186
(1)	(186)
(2)	(371)
(3)	(557)
The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2016; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2016 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2016 net earnings would have increased or decreased by $90 million.
For more detail related to our medical cost estimates, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Revenues
We derive a substantial portion of our revenues from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services.
Our Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the CMS risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS’ retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. For more detail on premium revenues see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Risk adjustment data for certain of our plans is subject to review by the federal and state governments, including audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for additional information regarding these audits. Our estimates of premiums to be recognized are reduced by any expected premium minimum MLR rebates payable by us to CMS.
Goodwill and Intangible Assets
Goodwill. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors, cost factors, changes in overall financial performance, and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analysis. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a multi-step test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.

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
Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital that reflect reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. We completed our annual impairment tests for goodwill as of October 1, 2016. All of our reporting units had fair values substantially in excess of their carrying values.
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
Our indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators exist. To determine if an indefinite-lived intangible asset is impaired, we compare its estimated fair value to its carrying value. If the carrying value exceeds its estimated fair value, an impairment would be recorded for the amount by which the carrying value exceeds its estimated fair value. Intangible assets were not impaired in 2016.
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
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2016, there were no significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real.
As of December 31, 2016, we had $13.2 billion of financial assets on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also as of December 31, 2016, $12.4 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2016, $21.9 billion of our investments were fixed-rate debt securities and $25.2 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2016 and 2015 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2016
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$263	$245	$(1,711)	$(3,470)
1	132	122	(873)	(1,860)
(1)	(105)	(95)	855	2,244
(2)	nm	nm	1,562	4,784

	December 31, 2015
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$258	$257	$(1,388)	$(3,233)
1	129	128	(702)	(1,746)
(1)	(80)	(55)	677	2,085
(2)	nm	nm	1,132	4,442
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2016 and 2015, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)
As of December 31, 2016 and 2015, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

We have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of UnitedHealthcare Brazil’s operating results at the average exchange rate over the accounting period, and UnitedHealthcare Brazil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of December 31, 2016, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $400 million and $900 million, respectively. We manage exposure to foreign currency earnings risk by conducting our international business operations primarily in their functional currencies.
As of December 31, 2016, we had $2.0 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in venture capital funds are subject to conditions affecting health care and technology stocks and dividend paying equities are subject to more general market conditions.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 8, 2017

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,430	$10,923
Short-term investments	2,845	1,988
Accounts receivable, net of allowances of $514 and $333	8,152	6,523
Other current receivables, net of allowances of $409 and $138	7,499	6,801
Assets under management	3,105	2,998
Prepaid expenses and other current assets	1,848	2,406
Total current assets	33,879	31,639
Long-term investments	23,868	18,792
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $3,749 and $3,173	5,901	4,861
Goodwill	47,584	44,453
Other intangible assets, net of accumulated amortization of $3,847 and $3,128	8,541	8,391
Other assets	3,037	3,118
Total assets	$122,810	$111,254
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$16,391	$14,330
Accounts payable and accrued liabilities	13,361	11,994
Commercial paper and current maturities of long-term debt	7,193	6,634
Unearned revenues	1,968	2,142
Other current liabilities	10,339	7,798
Total current liabilities	49,252	42,898
Long-term debt, less current maturities	25,777	25,331
Future policy benefits	2,524	2,496
Deferred income taxes	2,761	3,587
Other liabilities	2,307	1,481
Total liabilities	82,621	75,793
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	2,012	1,736
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 952 and 953 issued and outstanding	10	10
Additional paid-in capital	—	29
Retained earnings	40,945	37,125
Accumulated other comprehensive loss	(2,681)	(3,334)
Nonredeemable noncontrolling interest	(97)	(105)
Total equity	38,177	33,725
Total liabilities, redeemable noncontrolling interests and equity	$122,810	$111,254

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2016	2015	2014
Revenues:
Premiums	$144,118	$127,163	$115,302
Products	26,658	17,312	4,242
Services	13,236	11,922	10,151
Investment and other income	828	710	779
Total revenues	184,840	157,107	130,474
Operating costs:
Medical costs	117,038	103,875	93,633
Operating costs	28,401	24,312	21,263
Cost of products sold	24,416	16,206	3,826
Depreciation and amortization	2,055	1,693	1,478
Total operating costs	171,910	146,086	120,200
Earnings from operations	12,930	11,021	10,274
Interest expense	(1,067)	(790)	(618)
Earnings before income taxes	11,863	10,231	9,656
Provision for income taxes	(4,790)	(4,363)	(4,037)
Net earnings	7,073	5,868	5,619
Earnings attributable to noncontrolling interests	(56)	(55)	—
Net earnings attributable to UnitedHealth Group common shareholders	$7,017	$5,813	$5,619
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$7.37	$6.10	$5.78
Diluted	$7.25	$6.01	$5.70
Basic weighted-average number of common shares outstanding	952	953	972
Dilutive effect of common share equivalents	16	14	14
Diluted weighted-average number of common shares outstanding	968	967	986
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	3	8	6
Cash dividends declared per common share	$2.375	$1.875	$1.405

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net earnings	$7,073	$5,868	$5,619
Other comprehensive income (loss):
Gross unrealized (losses) gains on investment securities during the period	(73)	(123)	476
Income tax effect	26	44	(173)
Total unrealized (losses) gains, net of tax	(47)	(79)	303
Gross reclassification adjustment for net realized gains included in net earnings	(166)	(141)	(211)
Income tax effect	60	53	77
Total reclassification adjustment, net of tax	(106)	(88)	(134)
Total foreign currency translation gains (losses)	806	(1,775)	(653)
Other comprehensive income (loss)	653	(1,942)	(484)
Comprehensive income	7,726	3,926	5,135
Comprehensive income attributable to noncontrolling interests	(56)	(55)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$7,670	$3,871	$5,135

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$—	$32,149
Net earnings				5,619				5,619
Other comprehensive income (loss)					169	(653)		(484)
Issuances of common stock, and related tax effects	15	—	146					146
Share-based compensation, and related tax benefits			394					394
Common share repurchases	(49)	—	(540)	(3,468)				(4,008)
Cash dividends paid on common shares				(1,362)				(1,362)
Balance at December 31, 2014	954	10	—	33,836	223	(1,615)	—	32,454
Net earnings				5,813			26	5,839
Other comprehensive loss					(167)	(1,775)		(1,942)
Issuances of common stock, and related tax effects	10	—	127					127
Share-based compensation, and related tax benefits			589					589
Common share repurchases	(11)	—	(462)	(738)				(1,200)
Cash dividends paid on common shares				(1,786)				(1,786)
Redeemable noncontrolling interests fair value and other adjustments			(225)					(225)
Acquisition of nonredeemable noncontrolling interest							9	9
Distributions to nonredeemable noncontrolling interest							(140)	(140)
Balance at December 31, 2015	953	10	29	37,125	56	(3,390)	(105)	33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				7,017			40	7,057
Other comprehensive (loss) income					(153)	806		653
Issuances of common stock, and related tax effects	9	—	191					191
Share-based compensation			455					455
Common share repurchases	(10)	—	(316)	(964)				(1,280)
Cash dividends paid on common shares				(2,261)				(2,261)
Acquisition of redeemable noncontrolling interest shares			(143)					(143)
Redeemable noncontrolling interests fair value and other adjustments			(216)					(216)
Distributions to nonredeemable noncontrolling interest							(32)	(32)
Balance at December 31, 2016	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Operating activities
Net earnings	$7,073	$5,868	$5,619
Noncash items:
Depreciation and amortization	2,055	1,693	1,478
Deferred income taxes	81	(73)	(117)
Share-based compensation	485	406	364
Other, net	(82)	(235)	(298)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,357)	(591)	(911)
Other assets	(1,601)	(1,430)	(590)
Medical costs payable	1,849	2,585	484
Accounts payable and other liabilities	1,494	1,280	1,637
Unearned revenues	(202)	237	385
Cash flows from operating activities	9,795	9,740	8,051
Investing activities
Purchases of investments	(17,547)	(9,939)	(9,928)
Sales of investments	7,339	6,054	7,701
Maturities of investments	4,281	3,354	3,026
Cash paid for acquisitions, net of cash assumed	(1,760)	(16,164)	(1,923)
Purchases of property, equipment and capitalized software	(1,705)	(1,556)	(1,525)
Other, net	37	(144)	115
Cash flows used for investing activities	(9,355)	(18,395)	(2,534)
Financing activities
Acquisition of redeemable noncontrolling interest shares	(257)	(118)	—
Common share repurchases	(1,280)	(1,200)	(4,008)
Cash dividends paid	(2,261)	(1,786)	(1,362)
Proceeds from common stock issuances	429	402	462
Repayments of long-term debt	(2,596)	(1,041)	(812)
(Repayments of) proceeds from commercial paper, net	(382)	3,666	(794)
Proceeds from issuance of long-term debt	3,968	11,982	1,997
Customer funds administered	1,692	768	(638)
Other, net	(324)	(434)	(138)
Cash flows (used for) from financing activities	(1,011)	12,239	(5,293)
Effect of exchange rate changes on cash and cash equivalents	78	(156)	(5)
(Decrease) increase in cash and cash equivalents	(493)	3,428	219
Cash and cash equivalents, beginning of period	10,923	7,495	7,276
Cash and cash equivalents, end of period	$10,430	$10,923	$7,495

Supplemental cash flow disclosures
Cash paid for interest	$1,055	$639	$644
Cash paid for income taxes	4,726	4,401	4,024

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and helping to make the health system work better for everyone.
Through its diversified family of businesses, the Company leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system. These core competencies are deployed within the Company’s two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
2. Basis of Presentation, Use of Estimates and Significant Accounting Policies
Basis of Presentation
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries.
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to estimates and judgments for medical costs payable and revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other current liabilities and other current receivables and valuations of certain investments. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Revenues
Premiums
Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs.
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from the Company’s customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios as calculated under the definitions in the Patient Protection and Affordable Care Act (ACA) and related federal and state regulations and implementing regulations, that fall below certain targets are required to rebate ratable portions of their premiums annually. Medicare Advantage premium revenue includes the impact of Centers for Medicare & Medicaid Services (CMS) quality bonuses based on plans’ Star ratings.
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

Products and Services
For the Company’s OptumRx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery and specialty pharmacy facilities. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In retail pharmacy transactions, revenues recognized exclude the member’s applicable co-payment. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed through the retail network or received by consumers through the Company’s mail-service pharmacy. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis.
Services revenue consists of fees derived from services performed for customers that self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company receives monthly, a fixed fee per employee, which is recognized as revenue as the Company performs, or makes available the applicable services to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements. For these fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
Revenues are also comprised of a number of services and products sold through Optum. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds. OptumInsight provides software and information products, advisory consulting arrangements and services outsourcing contracts, which may be delivered over several years. OptumInsight revenues are generally recognized over time on either a time and materials basis, or ratably as services are performed or made available to customers.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2016.
Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months.
Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (IBNR), which includes estimates for claims that have not been received or fully processed, using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography.
In developing its medical costs payable estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent two months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation).
For months prior to the most recent two months, the Company applies the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.

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
Assets Under Management
The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the AARP Program) and to AARP members and non-members under separate Medicare Advantage and Medicare Part D arrangements. The products and services under the AARP Program include supplemental Medicare benefits, hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age and other related products.
Pursuant to the Company’s agreement, AARP Program assets are managed separately from the Company’s general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon any transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities.
The effects of changes in other balance sheet amounts associated with the AARP Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Consolidated Statements of Cash Flows.
Other Current Receivables
Other current receivables include amounts due from pharmaceutical manufacturers for rebates and Medicare Part D drug discounts and other miscellaneous amounts due to the Company.
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and records rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates from two to five months after billing. As of December 31, 2016 and 2015, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $3.3 billion and $2.6 billion, respectively.
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

•
CMS Risk-Share. Premiums from CMS are subject to risk corridor provisions that compare costs targeted in the Company’s annual bids by product and region to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by the Company may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums it received. The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience to date. The estimate of the settlement associated with these risk corridor provisions requires the Company to consider factors that may not be certain, including estimates of eligible pharmacy costs and member eligibility status differences with CMS. The Company records risk-share adjustments to premium revenues in the Consolidated Statements of Operations and other current liabilities or other current receivables in the Consolidated Balance Sheets.

•
Drug Discount. The ACA mandated a consumer discount on brand name prescription drugs for Medicare Part D plan participants in the coverage gap. This discount is funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Accordingly, amounts received are not reflected as premium revenues, but rather are accounted for as deposits. The Company records a liability when amounts are received from CMS and a receivable when the Company bills the pharmaceutical manufacturers. Related cash flows are presented as customer funds administered within financing activities in the Consolidated Statements of Cash Flows.

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
Pharmacy care costs and administrative costs under the contract are expensed as incurred and are recognized in medical costs and operating costs, respectively, in the Consolidated Statements of Operations.
The final 2016 risk-share amount is expected to be settled during the second half of 2017, and is subject to the reconciliation process with CMS.

The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2016			December 31, 2015
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$934	$543	$—	$1,703	$423	$—
Other current liabilities	—	267	471	—	58	496
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
Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
There was no impairment of goodwill during the year ended December 31, 2016.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the year ended December 31, 2016.
Accounts Payable and Accrued Liabilities
The Company had checks outstanding of $1.5 billion and $1.6 billion as of December 31, 2016 and 2015, respectively, which were classified as accounts payable and accrued liabilities and the change in this balance has been reflected within other financing activities in the Consolidated Statements of Cash Flows.
Other Current Liabilities
Other current liabilities include health savings account deposits ($5.7 billion and $3.6 billion as of December 31, 2016 and 2015, respectively), the RSF associated with the AARP Program, deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits” above), accruals for premium rebate payments under the ACA, the current portion of future policy benefits and customer balances.
Future Policy Benefits
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
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015
Redeemable noncontrolling interests, beginning of period	$1,736	$1,388
Net earnings	16	29
Acquisitions	34	196
Redemptions	(123)	(116)
Distributions	(11)	(19)
Fair value and other adjustments	360	258
Redeemable noncontrolling interests, end of period	$2,012	$1,736
Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably; primarily over two to five years and compensation expense related to restricted shares is based on the share price on date of grant. Stock options and SARs vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP) eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
Net Earnings Per Common Share
The Company computes basic earnings per common share attributable to UnitedHealth Group common shareholders by dividing net earnings attributable to UnitedHealth Group common shareholders by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share attributable to UnitedHealth Group common shareholders using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, SARs, restricted shares and the ESPP, (collectively, common stock equivalents) using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and any unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Health Insurance Industry Tax
The ACA includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products.
The Company estimates its liability for the Health Insurance Industry Tax based on a ratio of the Company’s applicable net premiums written compared to the U.S. health insurance industry total applicable net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Health Insurance Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. A provision in the 2016 Federal Budget imposed a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax.

Premium Stabilization Programs
The ACA included three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program (Reinsurance Program).
The risk-adjustment provisions apply to market reform compliant individual and small group plans in the commercial markets. Under the program, each covered member is assigned a risk score based upon demographic information and applicable diagnostic codes from the current year paid claims, in order to determine an average risk score for each plan in a particular state and market risk pool. Generally, a plan with a risk score that is less than the state’s average risk score will pay into the pool, while a plan with a risk score that is greater than the state’s average will receive money from the pool. The temporary risk corridors provisions are intended to limit the gains and losses of individual and small group qualified health plans. Plans are required to calculate the U.S. Department of Health and Human Services (HHS) risk corridor ratio of allowable costs to the defined target amount. Qualified health plans with ratios below 97% are required to make payments to HHS, while plans with ratios greater than 103% expect to receive funds from HHS. The Reinsurance Program and temporary risk corridors program expired at the end of 2016.
For the Premium Stabilization Programs, the Company records a receivable or payable as an adjustment to premium revenue based on year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final adjustments or recoverable amounts to the Premium Stabilization Programs are determined by HHS in the year following the policy year.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, the Company does not expect ASU 2016-02 to have a material impact on its results of operations, equity or cash flows. The impact of ASU 2016-02 on the Company’s consolidated financial position will be based on leases outstanding at the time of adoption.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The new guidance changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As of December 31, 2016, based on equity securities held, the Company does not expect ASU 2016-01 to have a material impact on its consolidated financial position, results of operations, equity or cash flows. The Company will continue to evaluate any changes in its mix of investments or market conditions and the related impact of ASU 2016-01.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements.” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company early adopted the new standard effective January 1, 2017, as allowed, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
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
In May 2015, the FASB issued ASU No. 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (ASU 2015-09). ASU 2015-09 requires insurance entities to provide additional disclosures about short-duration insurance liabilities, including incurred and paid medical costs information by year. The Company adopted the disclosure requirements of ASU 2015-09 and has included the new disclosures within Notes 2 and 7.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented as a reduction of the carrying amount of the related debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. The Company adopted ASU 2015-03 on a retrospective basis, as required, in the first quarter of 2016. The Company reclassified $129 million and $82 million in debt issuance costs that were recorded in other assets to long-term debt, less current maturities on the Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.

3.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,294	$1	$(31)	$2,264
State and municipal obligations	7,120	40	(101)	7,059
Corporate obligations	10,944	41	(58)	10,927
U.S. agency mortgage-backed securities	2,963	7	(43)	2,927
Non-U.S. agency mortgage-backed securities	1,009	3	(10)	1,002
Total debt securities - available-for-sale	24,330	92	(243)	24,179
Equity securities	2,036	52	(47)	2,041
Debt securities - held-to-maturity:
U.S. government and agency obligations	250	1	—	251
State and municipal obligations	5	—	—	5
Corporate obligations	238	—	—	238
Total debt securities - held-to-maturity	493	1	—	494
Total investments	$26,859	$145	$(290)	$26,714
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,982	$1	$(6)	$1,977
State and municipal obligations	6,022	149	(3)	6,168
Corporate obligations	7,446	41	(81)	7,406
U.S. agency mortgage-backed securities	2,127	13	(16)	2,124
Non-U.S. agency mortgage-backed securities	962	5	(11)	956
Total debt securities - available-for-sale	18,539	209	(117)	18,631
Equity securities	1,638	58	(57)	1,639
Debt securities - held-to-maturity:
U.S. government and agency obligations	163	1	—	164
State and municipal obligations	8	—	—	8
Corporate obligations	339	—	—	339
Total debt securities - held-to-maturity	510	1	—	511
Total investments	$20,687	$268	$(174)	$20,781
Nearly all of the Company’s investments in mortgage-backed securities were rated AAA as of December 31, 2016.
The amortized cost and fair value of debt securities as of December 31, 2016, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,893	$2,895	$151	$151
Due after one year through five years	9,646	9,625	153	153
Due after five years through ten years	5,706	5,645	124	124
Due after ten years	2,113	2,085	65	66
U.S. agency mortgage-backed securities	2,963	2,927	—	—
Non-U.S. agency mortgage-backed securities	1,009	1,002	—	—
Total debt securities	$24,330	$24,179	$493	$494

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,794	$(31)	$—	$—	$1,794	$(31)
State and municipal obligations	4,376	(101)	—	—	4,376	(101)
Corporate obligations	5,128	(56)	137	(2)	5,265	(58)
U.S. agency mortgage-backed securities	2,247	(40)	79	(3)	2,326	(43)
Non-U.S. agency mortgage-backed securities	544	(7)	97	(3)	641	(10)
Total debt securities - available-for-sale	$14,089	$(235)	$313	$(8)	$14,402	$(243)
Equity securities	$93	$(5)	$91	$(42)	$184	$(47)
December 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,473	$(6)	$—	$—	$1,473	$(6)
State and municipal obligations	650	(3)	—	—	650	(3)
Corporate obligations	4,629	(63)	339	(18)	4,968	(81)
U.S. agency mortgage-backed securities	1,304	(12)	116	(4)	1,420	(16)
Non-U.S. agency mortgage-backed securities	593	(7)	127	(4)	720	(11)
Total debt securities - available-for-sale	$8,649	$(91)	$582	$(26)	$9,231	$(117)
Equity securities	$112	$(11)	$89	$(46)	$201	$(57)
The Company’s unrealized losses from all securities as of December 31, 2016 were generated from approximately 12,000 positions out of a total of 27,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of December 31, 2016, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Total other-than-temporary impairment recognized in earnings	$(45)	$(22)	$(26)
Gross realized losses from sales	(44)	(28)	(47)
Gross realized gains from sales	255	191	284
Net realized gains (included in investment and other income on the Consolidated Statements of Operations)	166	141	211
Income tax effect (included in provision for income taxes on the Consolidated Statements of Operations)	(60)	(53)	(77)
Realized gains, net of taxes	$106	$88	$134

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
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there was no transfer between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2016 or 2015.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2016 or 2015.
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
Assets Under Management. Assets under management consists of debt securities and other investments held to fund costs associated with the AARP Program and are priced and classified using the same methodologies as the Company’s investments in debt and equity securities.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2016
Cash and cash equivalents	$10,386	$44	$—	$10,430
Debt securities - available-for-sale:
U.S. government and agency obligations	2,017	247	—	2,264
State and municipal obligations	—	7,059	—	7,059
Corporate obligations	21	10,804	102	10,927
U.S. agency mortgage-backed securities	—	2,927	—	2,927
Non-U.S. agency mortgage-backed securities	—	1,002	—	1,002
Total debt securities - available-for-sale	2,038	22,039	102	24,179
Equity securities	1,591	13	437	2,041
Assets under management	1,064	2,041	—	3,105
Interest rate swap assets	—	55	—	55
Total assets at fair value	$15,079	$24,192	$539	$39,810
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$14	$—	$14
December 31, 2015
Cash and cash equivalents	$10,906	$17	$—	$10,923
Debt securities - available-for-sale:
U.S. government and agency obligations	1,779	198	—	1,977
State and municipal obligations	—	6,168	—	6,168
Corporate obligations	5	7,308	93	7,406
U.S. agency mortgage-backed securities	—	2,124	—	2,124
Non-U.S. agency mortgage-backed securities	—	951	5	956
Total debt securities - available-for-sale	1,784	16,749	98	18,631
Equity securities	1,223	14	402	1,639
Assets under management	832	2,166	—	2,998
Interest rate swap assets	—	93	—	93
Total assets at fair value	$14,745	$19,039	$500	$34,284
Percentage of total assets at fair value	43%	56%	1%	100%
Interest rate swap liabilities	$—	$11	$—	$11

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$251	$—	$—	$251	$250
State and municipal obligations	—	—	5	5	5
Corporate obligations	20	8	210	238	238
Total debt securities - held-to-maturity	$271	$8	$215	$494	$493
Other assets	$—	$476	$—	$476	$471
Long-term debt and other financing obligations	$—	$31,295	$—	$31,295	$29,337
December 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$164	$—	$—	$164	$163
State and municipal obligations	—	—	8	8	8
Corporate obligations	91	10	238	339	339
Total debt securities - held-to-maturity	$255	$10	$246	$511	$510
Other assets	$—	$493	$—	$493	$500
Long-term debt and other financing obligations	$—	$29,455	$—	$29,455	$27,978
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2016			December 31, 2015			December 31, 2014
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$98	$402	$500	$74	$310	$384	$42	$269	$311
Purchases	12	100	112	27	106	133	32	105	137
Sales	(9)	(29)	(38)	(4)	(24)	(28)	(1)	(180)	(181)
Net unrealized gains (losses) in accumulated other comprehensive income	1	(13)	(12)	2	5	7	1	6	7
Net realized (losses) gains in investment and other income	—	(23)	(23)	(1)	5	4	—	110	110
Balance at end of period	$102	$437	$539	$98	$402	$500	$74	$310	$384

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
December 31, 2016
Equity securities:
Venture capital portfolios	$404	Market approach - comparable companies	Revenue multiple	1.0	6.0
			EBITDA multiple	8.0	12.0
	33	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities	$437
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $102 million of available-for-sale debt securities as of December 31, 2016, which were not significant.
5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2016	December 31, 2015
Land and improvements	$324	$237
Buildings and improvements	3,148	2,420
Computer equipment	2,021	1,945
Furniture and fixtures	999	790
Less accumulated depreciation	(2,621)	(2,163)
Property and equipment, net	3,871	3,229
Capitalized software	3,158	2,642
Less accumulated amortization	(1,128)	(1,010)
Capitalized software, net	2,030	1,632
Total property, equipment and capitalized software, net	$5,901	$4,861

Depreciation expense for property and equipment for the years ended December 31, 2016, 2015 and 2014 was $698 million, $613 million and $532 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2016, 2015 and 2014 was $475 million, $430 million and $422 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2015	$24,030	$3,834	$4,236	$840	$32,940
Acquisitions	128	1,817	89	10,732	12,766
Foreign currency effects and adjustments, net	(1,233)	9	(29)	—	(1,253)
Balance at December 31, 2015	22,925	5,660	4,296	11,572	44,453
Acquisitions	526	683	—	1,387	2,596
Foreign currency effects and adjustments, net	403	(21)	153	—	535
Balance at December 31, 2016	$23,854	$6,322	$4,449	$12,959	$47,584
During the third quarter of 2015, the Company acquired all of the outstanding common shares of Catamaran Corporation and funded Catamaran’s payoff of its outstanding debt and credit facility for a total of $14.3 billion in cash. This combination diversified OptumRx’s customer and business mix and enhanced OptumRx’s technology capabilities and flexible service offerings. The total consideration exceeded the estimated fair value of the net tangible assets acquired by $16.0 billion, of which $5.4 billion has been allocated to finite-lived intangible assets and $10.6 billion to goodwill. The goodwill is not deductible for income tax purposes.

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2016			December 31, 2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$10,942	$(3,416)	$7,526	$10,270	$(2,796)	$7,474
Trademarks and technology	720	(323)	397	682	(249)	433
Trademarks - indefinite-lived	468	—	468	358	—	358
Other	258	(108)	150	209	(83)	126
Total	$12,388	$(3,847)	$8,541	$11,519	$(3,128)	$8,391
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2016		2015
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$785	17 years	$5,518	19 years
Trademarks and technology	82	4 years	194	4 years
Other	22	5 years	—
Total acquired finite-lived intangible assets	$889	16 years	$5,712	19 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2017	$865
2018	755
2019	679
2020	596
2021	536
Amortization expense relating to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $882 million, $650 million and $524 million, respectively.

7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2016	2015	2014
Medical costs payable, beginning of period	$14,330	$12,040	$11,575
Reported medical costs:
Current year	117,258	104,195	94,053
Prior years	(220)	(320)	(420)
Total reported medical costs	117,038	103,875	93,633
Medical payments:
Payments for current year	(101,696)	(90,630)	(82,750)
Payments for prior years	(13,281)	(10,955)	(10,418)
Total medical payments	(114,977)	(101,585)	(93,168)
Medical costs payable, end of period	$16,391	$14,330	$12,040
For the years ended December 31, 2016, 2015 and 2014 the medical cost reserve development included no individual factors that were material.
Medical costs payable included IBNR of $11.6 billion and $9.8 billion at December 31, 2016 and 2015, respectively. Substantially all of the IBNR balance as of December 31, 2016 relates to the current year. The following is information about incurred and paid medical cost development as of December 31, 2016:

	Net Incurred Medical Costs
(in millions)	For the Years ended December 31,
Year	2015	2016
2015	$104,195	$103,973
2016		117,258
Total		$221,231

	Net Cumulative Medical Payments
(in millions)	For the Years ended December 31,
Year	2015	2016
2015	$(90,630)	$(103,885)
2016		(101,696)
Total		(205,581)
Net remaining outstanding liabilities prior to 2015		741
Total medical costs payable		$16,391

8.     Commercial Paper and Long-Term Debt
Commercial paper, term loan and senior unsecured long-term debt consisted of the following:

	December 31, 2016			December 31, 2015
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value (a)	Fair Value
Commercial paper	$3,633	$3,633	$3,633	$3,987	$3,987	$3,987
Floating rate term loan due July 2016	—	—	—	1,500	1,500	1,500
5.375% notes due March 2016	—	—	—	601	605	606
1.875% notes due November 2016	—	—	—	400	400	403
5.360% notes due November 2016	—	—	—	95	95	98
Floating rate notes due January 2017	750	750	750	750	749	751
6.000% notes due June 2017	441	446	450	441	458	469
1.450% notes due July 2017	750	750	751	750	749	750
1.400% notes due October 2017	625	624	626	625	624	624
6.000% notes due November 2017	156	159	163	156	162	168
1.400% notes due December 2017	750	751	750	750	751	748
6.000% notes due February 2018	1,100	1,107	1,153	1,100	1,114	1,196
1.900% notes due July 2018	1,500	1,496	1,507	1,500	1,494	1,505
1.700% notes due February 2019	750	748	748	—	—	—
1.625% notes due March 2019	500	501	498	500	502	494
2.300% notes due December 2019	500	498	504	500	499	502
2.700% notes due July 2020	1,500	1,495	1,523	1,500	1,493	1,516
3.875% notes due October 2020	450	450	474	450	452	476
4.700% notes due February 2021	400	409	433	400	413	438
2.125% notes due March 2021	750	745	741	—	—	—
3.375% notes due November 2021	500	497	519	500	500	517
2.875% notes due December 2021	750	748	760	750	753	760
2.875% notes due March 2022	1,100	1,057	1,114	1,100	1,059	1,099
3.350% notes due July 2022	1,000	995	1,030	1,000	994	1,023
0.000% notes due November 2022	15	11	12	15	10	11
2.750% notes due February 2023	625	609	622	625	611	613
2.875% notes due March 2023	750	771	753	750	781	742
3.750% notes due July 2025	2,000	1,986	2,070	2,000	1,985	2,062
3.100% notes due March 2026	1,000	994	986	—	—	—
3.450% notes due January 2027	750	745	762	—	—	—
4.625% notes due July 2035	1,000	991	1,090	1,000	991	1,038
5.800% notes due March 2036	850	837	1,034	850	838	1,003
6.500% notes due June 2037	500	491	643	500	492	628
6.625% notes due November 2037	650	640	850	650	641	829
6.875% notes due February 2038	1,100	1,075	1,497	1,100	1,076	1,439
5.700% notes due October 2040	300	296	366	300	296	348
5.950% notes due February 2041	350	345	437	350	345	416
4.625% notes due November 2041	600	588	634	600	588	609
4.375% notes due March 2042	502	483	509	502	483	493
3.950% notes due October 2042	625	606	609	625	606	582
4.250% notes due March 2043	750	734	765	750	734	728
4.750% notes due July 2045	2,000	1,972	2,203	2,000	1,971	2,107
4.200% notes due January 2047	750	737	759	—	—	—
Total commercial paper, term loan and long-term debt	$33,022	$32,770	$34,728	$31,972	$31,801	$33,278

(a)	In the first quarter of 2016, the Company adopted ASU 2015-03, retrospectively as required. See Note 2 for more information on the adoption of ASU 2015-03.
The Company’s long-term debt obligations also included $200 million and $164 million of other financing obligations, of which $80 million and $47 million were current as of December 31, 2016 and 2015, respectively.

Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2017	$7,185
2018	2,622
2019	1,769
2020	1,955
2021	2,407
Thereafter	17,284
Commercial Paper and Revolving Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2016, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.9%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2021, December 2019, and December 2017, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2016, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2016, annual interest rates would have ranged from 1.6% to 2.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of December 31, 2016.
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

(in millions)	2016	2015	2014
Current Provision:
Federal	$4,397	$4,155	$3,883
State and local	312	281	271
Total current provision	4,709	4,436	4,154
Deferred provision (benefit)	81	(73)	(117)
Total provision for income taxes	$4,790	$4,363	$4,037
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2016		2015		2014
Tax provision at the U.S. federal statutory rate	$4,152	35.0%	$3,581	35.0%	$3,380	35.0%
Health insurance industry tax	645	5.4	627	6.1	469	4.8
State income taxes, net of federal benefit	205	1.7	145	1.4	154	1.6
Share-based awards - excess tax benefit	(158)	(1.3)	—	—	—	—
Non-deductible compensation	128	1.1	103	1.0	96	1.0
Other, net	(182)	(1.5)	(93)	(0.9)	(62)	(0.6)
Provision for income taxes	$4,790	40.4%	$4,363	42.6%	$4,037	41.8%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2016	2015
Deferred income tax assets:
Accrued expenses and allowances	$820	$739
U.S. federal and state net operating loss carryforwards	147	139
Share-based compensation	126	124
Nondeductible liabilities	236	205
Medical costs payable and other current liabilities	95	71
Non-U.S. tax loss carryforwards	434	244
Net unrealized losses on investments	55	—
Other-domestic	194	214
Other-non-U.S.	175	130
Subtotal	2,282	1,866
Less: valuation allowances	(55)	(44)
Total deferred income tax assets	2,227	1,822
Deferred income tax liabilities:
U.S. federal and state intangible assets	(3,055)	(2,951)
Non-U.S. goodwill and intangible assets	(584)	(397)
Capitalized software	(707)	(574)
Net unrealized gains on investments	—	(34)
Depreciation and amortization	(332)	(312)
Prepaid expenses	(228)	(205)
Other-non-U.S.	(82)	(76)
Total deferred income tax liabilities	(4,988)	(4,549)
Net deferred income tax liabilities	$(2,761)	$(2,727)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $74 million expire beginning in 2021 through 2036; state net operating loss carryforwards expire beginning in 2017 through 2036. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2016, the Company had $717 million of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2016	2015	2014
Gross unrecognized tax benefits, beginning of period	$224	$92	$89
Gross increases:
Current year tax positions	37	—	—
Prior year tax positions	24	55	4
Acquired reserves	—	89	—
Gross decreases:
Prior year tax positions	(4)	(2)	—
Settlements	(6)	(1)	—
Statute of limitations lapses	(12)	(9)	(1)
Gross unrecognized tax benefits, end of period	$263	$224	$92

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $197 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statement of Operations. During the years ended December 31, 2016, 2015 and 2014 the Company recognized $11 million, $11 million and $6 million of interest and penalties, respectively. The Company had $70 million and $59 million of accrued interest and penalties for uncertain tax positions as of December 31, 2016 and 2015, respectively. These amounts are not included in the reconciliation above.
The Company currently files income tax returns in the United States, various states and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2015 and prior. The Company’s 2016 tax year is under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2010 tax year. The Brazilian federal revenue service - Secretaria da Receita Federal (SRF) may audit the Company’s Brazilian subsidiaries for a period of five years from the date on which corporate income taxes should have been paid and/or the date when the tax return was filed.
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
For the year ended December 31, 2016, the Company’s regulated subsidiaries paid their parent companies dividends of $3.9 billion, including $3.3 billion of extraordinary dividends. For the year ended December 31, 2015, the Company’s regulated subsidiaries paid their parent companies dividends of $4.4 billion, including $1.5 billion of extraordinary dividends. As of December 31, 2016, approximately $700 million of the Company’s $10.4 billion of cash and cash equivalents was available for general corporate use.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of approximately $17.9 billion as of December 31, 2016. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $10.5 billion as of December 31, 2016.
Optum Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital, common equity Tier1 risk-based capital and total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2016, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
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
repurchase up to 100 million shares of its common stock.

A summary of common share repurchases for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2016	2015
Common share repurchases, shares	10	11
Common share repurchases, average price per share	$128.97	$112.45
Common share repurchases, aggregate cost	$1,280	$1,200
Board authorized shares remaining	51	61
Dividends
In June 2016, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to equal an annual dividend rate of $2.50 per share compared to the annual dividend rate of $2.00 per share, which the Company had paid since June 2015. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares. As of December 31, 2016, the Company had 68 million shares available for future grants of share-based awards under the Plan. As of December 31, 2016, there were also 10 million shares of common stock available for issuance under the ESPP.
Stock Options and SARs
Stock option and SAR activity for the year ended December 31, 2016 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	34	$68
Granted	11	113
Exercised	(8)	57
Forfeited	(1)	103
Outstanding at end of period	36	84	6.6	$2,758
Exercisable at end of period	14	56	4.0	1,458
Vested and expected to vest, end of period	35	83	6.6	2,704
Restricted Shares
Restricted share activity for the year ended December 31, 2016 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	7	$82
Granted	3	115
Vested	(3)	76
Nonvested at end of period	7	96

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2016	2015	2014
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$20	$22	$22
Total intrinsic value of stock options and SARs exercised	595	482	526
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	115	110	71
Total fair value of restricted shares vested	$274	$460	$437
Employee Stock Purchase Plan
Number of shares purchased	2	2	2
Share-Based Compensation Items
Share-based compensation expense, before tax	$485	$406	$364
Share-based compensation expense, net of tax effects	417	348	314
Income tax benefit realized from share-based award exercises	236	247	231

(in millions, except years)	December 31, 2016
Unrecognized compensation expense related to share awards	$516
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.2% - 1.4%	1.6% - 1.7%	1.7% - 1.8%
Expected volatility	20.8% - 22.5%	22.3% - 24.1%	24.1% - 39.6%
Expected dividend yield	1.8%	1.4% - 1.7%	1.6% - 1.9%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.6 - 5.9	5.5 - 6.1	5.4
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
Other Employee Benefit Plans
The Company also offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2016, 2015 and 2014.

In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $672 million and $553 million as of December 31, 2016 and 2015, respectively.

12.    Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. Rent expense under all operating leases for the years ended December 31, 2016, 2015 and 2014 was $608 million, $555 million and $449 million, respectively.
As of December 31, 2016, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2017	$453
2018	416
2019	355
2020	314
2021	273
Thereafter	499
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2016, 2015 or 2014.
As of December 31, 2016, the Company had outstanding, undrawn letters of credit with financial institutions of $28 million and surety bonds outstanding with insurance companies of $1.2 billion, primarily to bond contractual performance.
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

Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the Brazilian federal revenue service (the Secretaria da Receita Federal), the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. The Company has produced documents, information and witnesses to the Department of Justice in cooperation with a current review of the Company’s risk-adjustment processes, including the Company’s patient chart review and related programs. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
The Company cannot reasonably estimate the range of loss, if any, that may result from any material government investigations, audits and reviews in which it is currently involved given the status of the reviews, the wide range of possible outcomes and the inherent difficulty in predicting regulatory action, fines and penalties, if any, the Company’s legal and factual defenses and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under the ACA. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. A second amended plan of rehabilitation was later withdrawn and, as of November 2016, Penn Treaty will be liquidated. As of December 31, 2016, the Company recorded the $350 million impact of its estimated share of guaranty association assessments resulting from the Penn Treaty liquidation.
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

•
OptumHealth serves the physical, emotional and health-related financial needs of individuals, enabling population health management through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers access to networks of care provider specialists, health management services, care delivery, consumer engagement and financial services.

•
OptumInsight provides services, technology and health care expertise to major participants in the health care industry. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations that comprise the health care industry depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.

•
OptumRx offers pharmacy care services and programs, including retail network contracting, home delivery and specialty pharmacy services, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management.

The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy care products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and local care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned such that each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 25% for 2016, 26% for 2015 and 29% for 2014, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 97%, 96% and 95% of consolidated total revenues for 2016, 2015 and 2014, respectively. Long-lived fixed assets located in the United States represented approximately 75% and 81% of the total long-lived fixed assets as of December 31, 2016 and 2015, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2016
Revenues - external customers:
Premiums	$140,455	$3,663	$—	$—	$—	$3,663	$—	$144,118
Products	1	48	103	26,506	—	26,657	—	26,658
Services	7,514	2,498	2,670	554	—	5,722	—	13,236
Total revenues - external customers	147,970	6,209	2,773	27,060	—	36,042	—	184,012
Total revenues - intersegment	—	10,491	4,559	33,372	(1,088)	47,334	(47,334)	—
Investment and other income	611	208	1	8	—	217	—	828
Total revenues	$148,581	$16,908	$7,333	$60,440	$(1,088)	$83,593	$(47,334)	$184,840
Earnings from operations	$7,307	$1,428	$1,513	$2,682	$—	$5,623	$—	$12,930
Interest expense	—	—	—	—	—	—	(1,067)	(1,067)
Earnings before income taxes	$7,307	$1,428	$1,513	$2,682	$—	$5,623	$(1,067)	$11,863
Total assets	$70,505	$18,656	$9,017	$29,066	$—	$56,739	$(4,434)	$122,810
Purchases of property, equipment and capitalized software	640	345	571	149	—	1,065	—	1,705
Depreciation and amortization	724	297	559	475	—	1,331	—	2,055
2015
Revenues - external customers:
Premiums	$124,011	$3,152	$—	$—	$—	$3,152	$—	$127,163
Products	2	31	108	17,171	—	17,310	—	17,312
Services	6,776	2,375	2,390	381	—	5,146	—	11,922
Total revenues - external customers	130,789	5,558	2,498	17,552	—	25,608	—	156,397
Total revenues - intersegment	—	8,216	3,697	30,718	(791)	41,840	(41,840)	—
Investment and other income	554	153	1	2	—	156	—	710
Total revenues	$131,343	$13,927	$6,196	$48,272	$(791)	$67,604	$(41,840)	$157,107
Earnings from operations	$6,754	$1,240	$1,278	$1,749	$—	$4,267	$—	$11,021
Interest expense	—	—	—	—	—	—	(790)	(790)
Earnings before income taxes	$6,754	$1,240	$1,278	$1,749	$—	$4,267	$(790)	$10,231
Total assets(a)	$64,212	$14,600	$8,335	$26,844	$—	$49,779	$(2,737)	$111,254
Purchases of property, equipment and capitalized software	653	252	572	79	—	903	—	1,556
Depreciation and amortization	718	251	492	232	—	975	—	1,693
2014
Revenues - external customers:
Premiums	$112,645	$2,657	$—	$—	$—	$2,657	$—	$115,302
Products	3	18	96	4,125	—	4,239	—	4,242
Services	6,516	1,300	2,224	111	—	3,635	—	10,151
Total revenues - external customers	119,164	3,975	2,320	4,236	—	10,531	—	129,695
Total revenues - intersegment	—	6,913	2,906	27,740	(489)	37,070	(37,070)	—
Investment and other income	634	144	1	—	—	145	—	779
Total revenues	$119,798	$11,032	$5,227	$31,976	$(489)	$47,746	$(37,070)	$130,474
Earnings from operations	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$—	$10,274
Interest expense	—	—	—	—	—	—	(618)	(618)
Earnings before income taxes	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$(618)	$9,656
Total assets(a)	$62,405	$11,148	$8,112	$5,474	$—	$24,734	$(839)	$86,300
Purchases of property, equipment and capitalized software	773	212	484	56	—	752	—	1,525
Depreciation and amortization	772	179	433	94	—	706	—	1,478

(a)	In the first quarter of 2016, the Company adopted ASU 2015-03, retrospectively as required. See Note 2 for more information on the adoption of ASU 2015-03.

14.    Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2016 and 2015 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2016
Revenues	$44,527	$46,485	$46,293	$47,535
Operating costs	41,567	43,282	42,713	44,348
Earnings from operations	2,960	3,203	3,580	3,187
Net earnings	1,627	1,760	1,978	1,708
Net earnings attributable to UnitedHealth Group common shareholders	1,611	1,754	1,968	1,684
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.69	1.84	2.07	1.77
Diluted	1.67	1.81	2.03	1.74
2015
Revenues	$35,756	$36,263	$41,489	$43,599
Operating costs	33,116	33,368	38,471	41,131
Earnings from operations	2,640	2,895	3,018	2,468
Net earnings	1,413	1,585	1,618	1,252
Net earnings attributable to UnitedHealth Group common shareholders	1,413	1,585	1,597	1,218
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.48	1.66	1.68	1.28
Diluted	1.46	1.64	1.65	1.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2016
UnitedHealth Group Incorporated and Subsidiaries’ (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2016. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 8, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 8, 2017, including their name and principal occupation or employment:

William C. Ballard, Jr.	Michele J. Hooper
Former Of Counsel Bingham Greenebaum Doll LLP	President and Chief Executive Officer The Directors’ Council, a company focused on improving the governance processes of corporate boards

Edson Bueno, M.D.
Founder Amil and Chairman UnitedHealth Group Latin America	Rodger A. Lawson
Executive Chair E*TRADE Financial Corporation and Retired President and Chief Executive Officer Fidelity Investments - Financial Services

Richard T. Burke
Non-Executive Chair UnitedHealth Group

Glenn M. Renwick
Robert J. Darretta	Executive Chair The Progressive Corporation
Retired Vice-Chair and Chief Financial Officer Johnson & Johnson

Kenneth I. Shine, M.D.
Professor of Medicine at the Dell Medical School University of Texas
Timothy P. Flynn
Retired Chair KPMG International
Gail R. Wilensky, Ph.D.
Senior Fellow Project HOPE, an international health foundation
Stephen J. Hemsley
Chief Executive Officer UnitedHealth Group

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller and persons performing similar functions. The code of ethics, entitled Code of Conduct: Our Principles of Ethics and Integrity, is posted on our website at www.unitedhealthgroup.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.” We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website indicated above.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Proposal 1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2016, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	36	$84	78	(3)
Equity compensation plans not approved by shareholders (2)	—	—	—
Total (2)	36	$84	78

(1)	Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and the UnitedHealth Group 1993 ESPP, as amended.

(2)
Excludes 184,000 shares underlying stock options assumed by us in connection with an acquisition. These options have a weighted-average exercise price of $95 and an average remaining term of approximately 7 years. The options are administered pursuant to the terms of the plan under which the options originally were granted. No future awards will be granted under this acquired plan.

(3)
Includes 10 million shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2016, and 68 million shares available under the 2011 Stock Incentive Plan as of December 31, 2016. Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2016 and 2015.

•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

•	Notes to the Consolidated Financial Statements.

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

EXHIBIT INDEX**

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A, Commission File No. 1-10864, filed on July 1, 2015)

3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 12, 2016)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated as of November 15, 1988, amended as of November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2015 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on June 5, 2015)

*10.2
Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014)

*10.3
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

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

*10.24	Seventh Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
*10.25
Summary of Non-Management Director Compensation, effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

*10.26
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.27
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.28
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.29
Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.30
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.31
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.32
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.33
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.34
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.36
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.37
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.38
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.39
Amended and Restated Employment Agreement, effective December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.40
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.41
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.42
Amended and Restated Employment Agreement, dated as of February 3, 2014, between United HealthCare Services, Inc. and D. Ellen Wilson (incorporated by reference to Exhibit 10.40 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015)

*10.43
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 8, 2017; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 8, 2017

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$180	$29
Short-term notes receivable from subsidiaries	755	—
Other current assets	140	313
Total current assets	1,075	342
Equity in net assets of subsidiaries	60,593	56,316
Long-term notes receivable from subsidiaries	9,912	9,679
Other assets	248	199
Total assets	$71,828	$66,536

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$452	$449
Note payable to subsidiary	280	310
Commercial paper and current maturities of long-term debt	7,113	6,587
Total current liabilities	7,845	7,346
Long-term debt, less current maturities	25,657	25,215
Other liabilities	52	145
Total liabilities	33,554	32,706
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 952 and 953 issued and outstanding	10	10
Additional paid-in capital	—	29
Retained earnings	40,945	37,125
Accumulated other comprehensive loss	(2,681)	(3,334)
Total UnitedHealth Group shareholders’ equity	38,274	33,830
Total liabilities and shareholders’ equity	$71,828	$66,536
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Revenues:
Investment and other income	$522	$396	$293
Total revenues	522	396	293
Operating costs:
Operating costs	(22)	(17)	1
Interest expense	995	717	554
Total operating costs	973	700	555
Loss before income taxes	(451)	(304)	(262)
Benefit for income taxes	165	111	96
Loss of parent company	(286)	(193)	(166)
Equity in undistributed income of subsidiaries	7,303	6,006	5,785
Net earnings	7,017	5,813	5,619
Other comprehensive income (loss)	653	(1,942)	(484)
Comprehensive income	$7,670	$3,871	$5,135
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Operating activities
Cash flows from operating activities	$4,294	$1,727	$7,445
Investing activities
Issuance of notes to subsidiaries	(824)	(5,064)	(436)
Cash paid for acquisitions	(2,292)	(12,270)	(1,852)
Return of capital to parent company	2,143	4,375	—
Capital contributions to subsidiaries	(765)	(1,109)	(704)
Other, net	168	140	(9)
Cash flows used for investing activities	(1,570)	(13,928)	(3,001)
Financing activities
Common stock repurchases	(1,280)	(1,200)	(4,008)
Proceeds from common stock issuances	429	402	462
Cash dividends paid	(2,261)	(1,786)	(1,362)
(Repayments of) proceeds from commercial paper, net	(382)	3,666	(794)
Proceeds from issuance of long-term debt	3,968	11,982	1,997
Repayments of long-term debt	(2,596)	(1,041)	(812)
Other, net	(451)	(352)	(190)
Cash flows (used for) from financing activities	(2,573)	11,671	(4,707)
Increase (decrease) in cash and cash equivalents	151	(530)	(263)
Cash and cash equivalents, beginning of period	29	559	822
Cash and cash equivalents, end of period	$180	$29	$559

Supplemental cash flow disclosures
Cash paid for interest	$974	$573	$578
Cash paid for income taxes	4,557	4,294	4,028
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
Intercompany Notes. In July 2015, the parent company issued $4.8 billion in intercompany notes that were used to partially fund the acquisition of Catamaran. See Note 6 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information about Catamaran.
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $3.7 billion, $4.8 billion and $5.5 billion in 2016, 2015 and 2014, respectively. Additionally, $2.1 billion and $4.4 billion in cash were received as a return of capital to the parent company during 2016 and 2015, respectively.
3.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries that totaled $200 million and $164 million at December 31, 2016 and 2015, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2017	$7,105
2018	2,600
2019	1,750
2020	1,950
2021	2,400
Thereafter	17,217
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
Dated: February 8, 2017

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. HEMSLEY	Director and Chief Executive Officer (principal executive officer)	February 8, 2017
Stephen J. Hemsley
/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 8, 2017
John F. Rex
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 8, 2017
Thomas E. Roos
*	Director	February 8, 2017
William C. Ballard, Jr.
*	Director	February 8, 2017
Edson Bueno
*	Director	February 8, 2017
Richard T. Burke
Director
Robert J. Darretta
*	Director	February 8, 2017
Timothy P. Flynn
*	Director	February 8, 2017
Michele J. Hooper
*	Director	February 8, 2017
Rodger A. Lawson
*	Director	February 8, 2017
Glenn M. Renwick
*	Director	February 8, 2017
Kenneth I. Shine
*	Director	February 8, 2017
Gail R. Wilensky

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact

EXHIBIT INDEX**

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A, Commission File No. 1-10864, filed on July 1, 2015)

3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 12, 2016)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated as of November 15, 1988, amended as of November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2015 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on June 5, 2015)

*10.2
Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014)

*10.3
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

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

*10.24	Seventh Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
*10.25
Summary of Non-Management Director Compensation, effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

*10.26
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.27
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.28
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.29
Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.30
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.31
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.32
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.33
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.34
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.36
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.37
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.38
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.39
Amended and Restated Employment Agreement, effective December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.40
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.41
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.42
Amended and Restated Employment Agreement, dated as of February 3, 2014, between United HealthCare Services, Inc. and D. Ellen Wilson (incorporated by reference to Exhibit 10.40 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015)

*10.43
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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