Form 10-Q
period 2017-03-31
UNITEDHEALTH GROUP INC
filed 2017-05-08
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]	Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of April 28, 2017, there were 963,661,565 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,142	$10,430
Short-term investments	3,210	2,845
Accounts receivable, net	9,595	8,152
Other current receivables, net	6,609	7,499
Assets under management	2,886	3,105
Prepaid expenses and other current assets	2,547	1,848
Total current assets	40,989	33,879
Long-term investments	25,760	23,868
Property, equipment and capitalized software, net	6,329	5,901
Goodwill	52,376	47,584
Other intangible assets, net	8,618	8,541
Other assets	3,085	3,037
Total assets	$137,157	$122,810
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$17,650	$16,391
Accounts payable and accrued liabilities	13,473	13,361
Commercial paper and current maturities of long-term debt	7,747	7,193
Unearned revenues	6,475	1,968
Other current liabilities	12,198	10,339
Total current liabilities	57,543	49,252
Long-term debt, less current maturities	26,154	25,777
Future policy benefits	2,519	2,524
Deferred income taxes	2,894	2,761
Other liabilities	2,385	2,307
Total liabilities	91,495	82,621
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,667	2,012
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 965 and 952 issued and outstanding	10	10
Additional paid-in capital	1,819	—
Retained earnings	42,521	40,945
Accumulated other comprehensive loss	(2,447)	(2,681)
Nonredeemable noncontrolling interest	2,092	(97)
Total equity	43,995	38,177
Total liabilities, redeemable noncontrolling interests and equity	$137,157	$122,810

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Revenues:
Premiums	$38,938	$34,811
Products	6,129	6,393
Services	3,434	3,140
Investment and other income	222	183
Total revenues	48,723	44,527
Operating costs:
Medical costs	32,079	28,430
Operating costs	7,022	6,758
Cost of products sold	5,676	5,877
Depreciation and amortization	533	502
Total operating costs	45,310	41,567
Earnings from operations	3,413	2,960
Interest expense	(283)	(259)
Earnings before income taxes	3,130	2,701
Provision for income taxes	(939)	(1,074)
Net earnings	2,191	1,627
Earnings attributable to noncontrolling interests	(19)	(16)
Net earnings attributable to UnitedHealth Group common shareholders	$2,172	$1,611
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.28	$1.69
Diluted	$2.23	$1.67
Basic weighted-average number of common shares outstanding	954	953
Dilutive effect of common share equivalents	21	14
Diluted weighted-average number of common shares outstanding	975	967
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	9	7
Cash dividends declared per common share	$0.625	$0.500

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net earnings	$2,191	$1,627
Other comprehensive income:
Gross unrealized gains on investment securities during the period	99	260
Income tax effect	(32)	(96)
Total unrealized gains, net of tax	67	164
Gross reclassification adjustment for net realized gains included in net earnings	(21)	(35)
Income tax effect	8	13
Total reclassification adjustment, net of tax	(13)	(22)
Total foreign currency translation gains	180	388
Other comprehensive income	234	530
Comprehensive income	2,425	2,157
Comprehensive income attributable to noncontrolling interests	(19)	(16)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,406	$2,141

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				2,172			9	2,181
Other comprehensive income					54	180		234
Issuances of common stock, and related tax effects	17	—	1,923					1,923
Share-based compensation			189					189
Common share repurchases	(4)	—	(682)	—				(682)
Cash dividends paid on common shares				(596)				(596)
Redeemable noncontrolling interests fair value and other adjustments			389					389
Acquisition of nonredeemable noncontrolling interest							2,191	2,191
Distribution to nonredeemable noncontrolling interest							(11)	(11)
Balance at March 31, 2017	965	$10	$1,819	$42,521	$(43)	$(2,404)	$2,092	$43,995

Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				1,611			11	1,622
Other comprehensive income					142	388		530
Issuances of common stock, and related tax effects	5	—	56					56
Share-based compensation			150					150
Common share repurchases	(4)	—	(176)	(324)				(500)
Cash dividends paid on common shares				(477)				(477)
Redeemable noncontrolling interests fair value and other adjustments			(59)					(59)
Distribution to nonredeemable noncontrolling interest							(8)	(8)
Balance at March 31, 2016	954	$10	$—	$37,963	$198	$(3,002)	$(102)	$35,067

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Operating activities
Net earnings	$2,191	$1,627
Noncash items:
Depreciation and amortization	533	502
Deferred income taxes	(89)	145
Share-based compensation	196	157
Other, net	43	6
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,232)	(1,110)
Other assets	(998)	(2,162)
Medical costs payable	1,024	1,368
Accounts payable and other liabilities	292	2,036
Unearned revenues	4,496	(251)
Cash flows from operating activities	6,456	2,318
Investing activities
Purchases of investments	(3,683)	(5,173)
Sales of investments	1,018	2,122
Maturities of investments	1,326	978
Cash paid for acquisitions, net of cash assumed	(468)	(1,697)
Purchases of property, equipment and capitalized software	(507)	(425)
Other, net	25	14
Cash flows used for investing activities	(2,289)	(4,181)
Financing activities
Common share repurchases	(682)	(500)
Cash dividends paid	(596)	(477)
Proceeds from common stock issuances	270	198
Proceeds from issuance of long-term debt	1,342	2,485
Repayments of long-term debt	(1,392)	(601)
Repayments of commercial paper, net	(139)	(285)
Customer funds administered	3,217	1,067
Other, net	(495)	(385)
Cash flows from financing activities	1,525	1,502
Effect of exchange rate changes on cash and cash equivalents	20	34
Increase (decrease) in cash and cash equivalents	5,712	(327)
Cash and cash equivalents, beginning of period	10,430	10,923
Cash and cash equivalents, end of period	$16,142	$10,596

Supplemental Schedule of Noncash Investing Activities
Common stock issued for acquisition	$1,860	$—

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and helping to make the health system work better for everyone. Through its diversified family of businesses, the Company leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system. These core competencies are deployed within the Company’s two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC (2016 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenues
The Company’s revenues include premium, product, and service revenues. Service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about the Company’s revenues, see Notes 2 and 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K. See Note 8 for disaggregation of revenue by segment and type.
As of March 31, 2017, accounts receivables related to products and services were $3.3 billion. For the three months ended March 31, 2017, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2017.
For the three months ended March 31, 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
Health Insurance Industry Tax
The Patient Protection and Affordable Care Act (ACA) included an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. A provision in the 2016 Federal Budget imposed a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax. The Company has experienced a lower effective income tax rate in 2017 as compared to 2016 primarily due to the moratorium.
The remainder of the accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K remain unchanged.

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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The new guidance changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As of March 31, 2017, based on equity securities held, the Company does not expect ASU 2016-01 to have a material impact on its consolidated financial position, results of operations, equity or cash flows. The Company will continue to evaluate any changes in its mix of investments or market conditions and the related impact of ASU 2016-01.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company early adopted the new standard effective January 1, 2017, as allowed, using the modified retrospective approach. A significant majority of the Company’s revenues are not subject to the new guidance. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2017. The Company has included the disclosures required by ASU 2014-09 above.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,529	$2	$(28)	$2,503
State and municipal obligations	7,020	64	(64)	7,020
Corporate obligations	11,879	48	(46)	11,881
U.S. agency mortgage-backed securities	3,345	7	(44)	3,308
Non-U.S. agency mortgage-backed securities	999	2	(10)	991
Total debt securities - available-for-sale	25,772	123	(192)	25,703
Equity securities	2,120	43	(42)	2,121
Debt securities - held-to-maturity:
U.S. government and agency obligations	259	1	—	260
State and municipal obligations	5	—	—	5
Corporate obligations	288	—	—	288
Total debt securities - held-to-maturity	552	1	—	553
Total investments	$28,444	$167	$(234)	$28,377
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,294	$1	$(31)	$2,264
State and municipal obligations	7,120	40	(101)	7,059
Corporate obligations	10,944	41	(58)	10,927
U.S. agency mortgage-backed securities	2,963	7	(43)	2,927
Non-U.S. agency mortgage-backed securities	1,009	3	(10)	1,002
Total debt securities - available-for-sale	24,330	92	(243)	24,179
Equity securities	2,036	52	(47)	2,041
Debt securities - held-to-maturity:
U.S. government and agency obligations	250	1	—	251
State and municipal obligations	5	—	—	5
Corporate obligations	238	—	—	238
Total debt securities - held-to-maturity	493	1	—	494
Total investments	$26,859	$145	$(290)	$26,714
The amortized cost and fair value of debt securities as of March 31, 2017, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,291	$3,293	$191	$191
Due after one year through five years	10,041	10,049	111	111
Due after five years through ten years	6,090	6,069	120	120
Due after ten years	2,006	1,993	130	131
U.S. agency mortgage-backed securities	3,345	3,308	—	—
Non-U.S. agency mortgage-backed securities	999	991	—	—
Total debt securities	$25,772	$25,703	$552	$553

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,077	$(28)	$—	$—	$2,077	$(28)
State and municipal obligations	3,187	(64)	—	—	3,187	(64)
Corporate obligations	4,567	(44)	81	(2)	4,648	(46)
U.S. agency mortgage-backed securities	2,406	(41)	76	(3)	2,482	(44)
Non-U.S. agency mortgage-backed securities	616	(8)	47	(2)	663	(10)
Total debt securities - available-for-sale	$12,853	$(185)	$204	$(7)	$13,057	$(192)
Equity securities	$75	$(4)	$101	$(38)	$176	$(42)
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,794	$(31)	$—	$—	$1,794	$(31)
State and municipal obligations	4,376	(101)	—	—	4,376	(101)
Corporate obligations	5,128	(56)	137	(2)	5,265	(58)
U.S. agency mortgage-backed securities	2,247	(40)	79	(3)	2,326	(43)
Non-U.S. agency mortgage-backed securities	544	(7)	97	(3)	641	(10)
Total debt securities - available-for-sale	$14,089	$(235)	$313	$(8)	$14,402	$(243)
Equity securities	$93	$(5)	$91	$(42)	$184	$(47)
The Company’s unrealized losses from all securities as of March 31, 2017 were generated from more than 10,000 positions out of a total of 27,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of March 31, 2017, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors. Additionally, as of March 31, 2017, the Company’s investments included $594 million in equity method investments that were obtained as part of a 2017 acquisition.
3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K.

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2017
Cash and cash equivalents	$16,101	$41	$—	$16,142
Debt securities - available-for-sale:
U.S. government and agency obligations	2,220	283	—	2,503
State and municipal obligations	—	7,020	—	7,020
Corporate obligations	26	11,744	111	11,881
U.S. agency mortgage-backed securities	—	3,308	—	3,308
Non-U.S. agency mortgage-backed securities	—	991	—	991
Total debt securities - available-for-sale	2,246	23,346	111	25,703
Equity securities	1,666	12	443	2,121
Assets under management	888	1,998	—	2,886
Interest rate swap assets	—	45	—	45
Total assets at fair value	$20,901	$25,442	$554	$46,897
Percentage of total assets at fair value	45%	54%	1%	100%
Interest rate swap liabilities	$—	$19	$—	$19
December 31, 2016
Cash and cash equivalents	$10,386	$44	$—	$10,430
Debt securities - available-for-sale:
U.S. government and agency obligations	2,017	247	—	2,264
State and municipal obligations	—	7,059	—	7,059
Corporate obligations	21	10,804	102	10,927
U.S. agency mortgage-backed securities	—	2,927	—	2,927
Non-U.S. agency mortgage-backed securities	—	1,002	—	1,002
Total debt securities - available-for-sale	2,038	22,039	102	24,179
Equity securities	1,591	13	437	2,041
Assets under management	1,064	2,041	—	3,105
Interest rate swap assets	—	55	—	55
Total assets at fair value	$15,079	$24,192	$539	$39,810
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$14	$—	$14
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the three months ended March 31, 2017 or 2016.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2017
Debt securities - held-to-maturity:
U.S. government and agency obligations	$257	$3	$—	$260	$259
State and municipal obligations	—	—	5	5	5
Corporate obligations	18	2	268	288	288
Total debt securities - held-to-maturity	$275	$5	$273	$553	$552
Other assets	$—	$468	$—	$468	$465
Long-term debt and other financing obligations	$—	$32,489	$—	$32,489	$30,399
December 31, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$251	$—	$—	$251	$250
State and municipal obligations	—	—	5	5	5
Corporate obligations	20	8	210	238	238
Total debt securities - held-to-maturity	$271	$8	$215	$494	$493
Other assets	$—	$476	$—	$476	$471
Long-term debt and other financing obligations	$—	$31,295	$—	$31,295	$29,337
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2017 or 2016.
4.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by the Company’s clients. As of March 31, 2017 and December 31, 2016, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $4.0 billion and $3.3 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K for more information on the Company’s pharmaceutical manufacturer rebates.
5.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2017	2016
Medical costs payable, beginning of period	$16,391	$14,330
Acquisitions	76	—
Reported medical costs:
Current year	32,529	28,790
Prior years	(450)	(360)
Total reported medical costs	32,079	28,430
Medical payments:
Payments for current year	(18,742)	(15,797)
Payments for prior years	(12,154)	(11,140)
Total medical payments	(30,896)	(26,937)
Medical costs payable, end of period	$17,650	$15,823
For the three months ended March 31, 2017 and 2016 the medical cost reserve development included no individual factors that were material. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $12.5 billion and $11.6 billion at March 31, 2017 and December 31, 2016, respectively.

6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	March 31, 2017			December 31, 2016
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$3,502	$3,502	$3,502	$3,633	$3,633	$3,633
Floating rate notes due January 2017	—	—	—	750	750	750
6.000% notes due June 2017	441	443	445	441	446	450
1.450% notes due July 2017	750	750	751	750	750	751
1.400% notes due October 2017	625	625	625	625	624	626
6.000% notes due November 2017	156	158	161	156	159	163
1.400% notes due December 2017	750	750	750	750	751	750
6.000% notes due February 2018	1,100	1,106	1,142	1,100	1,107	1,153
1.900% notes due July 2018	1,500	1,497	1,507	1,500	1,496	1,507
1.700% notes due February 2019	750	748	750	750	748	748
1.625% notes due March 2019	500	501	498	500	501	498
2.300% notes due December 2019	500	497	505	500	498	504
2.700% notes due July 2020	1,500	1,495	1,530	1,500	1,495	1,523
3.875% notes due October 2020	450	449	475	450	450	474
4.700% notes due February 2021	400	407	433	400	409	433
2.125% notes due March 2021	750	746	744	750	745	741
3.375% notes due November 2021	500	496	520	500	497	519
2.875% notes due December 2021	750	746	765	750	748	760
2.875% notes due March 2022	1,100	1,056	1,122	1,100	1,057	1,114
3.350% notes due July 2022	1,000	995	1,035	1,000	995	1,030
0.000% notes due November 2022	15	11	12	15	11	12
2.750% notes due February 2023	625	608	623	625	609	622
2.875% notes due March 2023	750	768	752	750	771	753
3.750% notes due July 2025	2,000	1,986	2,089	2,000	1,986	2,070
3.100% notes due March 2026	1,000	994	992	1,000	994	986
3.450% notes due January 2027	750	745	761	750	745	762
3.375% notes due April 2027	625	618	629	—	—	—
4.625% notes due July 2035	1,000	991	1,090	1,000	991	1,090
5.800% notes due March 2036	850	837	1,048	850	837	1,034
6.500% notes due June 2037	500	491	655	500	491	643
6.625% notes due November 2037	650	640	865	650	640	850
6.875% notes due February 2038	1,100	1,075	1,495	1,100	1,075	1,497
5.700% notes due October 2040	300	296	365	300	296	366
5.950% notes due February 2041	350	345	441	350	345	437
4.625% notes due November 2041	600	588	637	600	588	634
4.375% notes due March 2042	502	483	520	502	483	509
3.950% notes due October 2042	625	606	608	625	606	609
4.250% notes due March 2043	750	734	764	750	734	765
4.750% notes due July 2045	2,000	1,972	2,192	2,000	1,972	2,203
4.200% notes due January 2047	750	738	762	750	737	759
4.250% notes due April 2047	725	717	740	—	—	—
Total commercial paper and long-term debt	$33,491	$33,210	$35,300	$33,022	$32,770	$34,728
During the first quarter of 2017, the Company assumed $926 million in debt of an acquired company, of which $642 million was repaid in the first quarter. The Company repaid the remainder of the acquired debt in the second quarter of 2017. The Company’s long-term debt obligations also included $407 million and $200 million of other financing obligations, of which $129 million and $80 million were classified as current as of March 31, 2017 and December 31, 2016, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2017, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 1.1%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2021, December 2019 and December 2017, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of March 31, 2017, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of March 31, 2017, annual interest rates would have ranged from 1.8% to 2.3%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of March 31, 2017.
7.    Commitments and Contingencies
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI had never before issued a fine in excess of $8 million, CDI advocated a fine of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a fine of $11.5 million. The California Insurance Commissioner rejected the administrative law judge’s recommendation and on June 9, 2014, issued his own decision imposing a fine of approximately $174 million. On July 10, 2014, the Company filed a lawsuit in California state court challenging the Commissioner’s decision. On September 8, 2015, in the first phase of that lawsuit, the California state court issued an order invalidating certain of the regulations the Commissioner had relied upon in issuing his decision and penalty. In March 2017, the court entered a tentative ruling reversing all of the penalties imposed and remanding certain further issues to the Commissioner. A final order is expected later this year. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the wide range of possible outcomes, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting a regulatory fine in the event of a remand, and the various remedies and levels of judicial review that remain available to the Company.
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company, along with a number of other Medicare Advantage plans, made improper risk adjustment submissions and violated the False Claims Act. On March 24, 2017, DOJ intervened in a separate lawsuit initially asserted against the Company and filed by a whistleblower in 2009 concerning risk adjustment submissions by Medicare Advantage plans. Both cases are now pending in the U.S. District Court for the Central District of California. DOJ filed its complaint in one case on May 1, 2017, and has been ordered to file its complaint in the other case by May 16, 2017. The Company cannot reasonably estimate the outcome that may result from these matters given their current posture.
8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K.
As of March 31, 2017, OptumHealth’s total assets were $24.7 billion as compared to $18.7 billion as of December 31, 2016. The increase was due to an acquisition completed during the three months ended March 31, 2017. Goodwill at the OptumHealth reportable segment increased during the first quarter of 2017 by $4.6 billion.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenues - external customers:
Premiums	$38,053	$885	$—	$—	$—	$885	$—	$38,938
Products	—	12	21	6,096	—	6,129	—	6,129
Services	1,922	721	642	149	—	1,512	—	3,434
Total revenues - external customers	39,975	1,618	663	6,245	—	8,526	—	48,501
Total revenues - intersegment	—	3,059	1,179	8,698	(286)	12,650	(12,650)	—
Investment and other income	161	56	1	4	—	61	—	222
Total revenues	$40,136	$4,733	$1,843	$14,947	$(286)	$21,237	$(12,650)	$48,723
Earnings from operations	$2,134	$332	$294	$653	$—	$1,279	$—	$3,413
Interest expense	—	—	—	—	—	—	(283)	(283)
Earnings before income taxes	$2,134	$332	$294	$653	$—	$1,279	$(283)	$3,130
Three Months Ended March 31, 2016
Revenues - external customers:
Premiums	$33,963	$848	$—	$—	$—	$848	$—	$34,811
Products	—	13	20	6,360	—	6,393	—	6,393
Services	1,796	612	606	126	—	1,344	—	3,140
Total revenues - external customers	35,759	1,473	626	6,486	—	8,585	—	44,344
Total revenues - intersegment	—	2,485	1,041	7,785	(254)	11,057	(11,057)	—
Investment and other income	141	40	—	2	—	42	—	183
Total revenues	$35,900	$3,998	$1,667	$14,273	$(254)	$19,684	$(11,057)	$44,527
Earnings from operations	$1,854	$300	$246	$560	$—	$1,106	$—	$2,960
Interest expense	—	—	—	—	—	—	(259)	(259)
Earnings before income taxes	$1,854	$300	$246	$560	$—	$1,106	$(259)	$2,701

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2016 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2016 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K and additional information on our segments can be found in this Item 2 and in Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. A provision in the 2016 Federal Budget imposed a one year moratorium for 2017 on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover some portion of calendar year 2018 will reflect the impact of the returning Health Insurance Industry Tax.
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
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to Medicare Advantage rates. For additional information regarding the ACA and other regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation”, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K.

Medicare Advantage Rates. Final 2018 Medicare Advantage rates resulted in an increase in industry base rates of approximately 0.45%, well short of the industry forward medical cost trend of 3%, which creates continued pressure in the Medicare Advantage program. The impact of this funding shortfall in Medicare Advantage is partially mitigated by reductions in provider payments for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service payment rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
As provided in the ACA, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, Star ratings affect the amount of savings a plan can use to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. For the 2017 payment year, approximately 80% of our Medicare Advantage members are in plans rated four stars or higher. We expect at least 85% of our Medicare Advantage members will be in plans rated four stars or higher for payment year 2018. We continue to dedicate substantial resources to advance our quality scores and Star ratings to strengthen our local market programs and further improve our performance.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2017 year-over-year operating comparisons to first quarter 2016 and other 2017 significant items.

•	Consolidated revenues grew 9%, UnitedHealthcare revenues grew 12% and Optum revenues grew 8%.

•	UnitedHealthcare grew to serve an additional 1.6 million people.

•	Earnings from operations increased 15%, including increases of 15% at UnitedHealthcare and 16% at Optum.

•	The effective income tax rate decreased 980 basis points to 30.0%.

•	Diluted earnings per common share increased 34%.

•	Cash flows from operations were $6.5 billion, aided by the March 2017 receipt of our April CMS premium payment of $4.4 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	2017 vs. 2016
Revenues:
Premiums	$38,938	$34,811	$4,127	12%
Products	6,129	6,393	(264)	(4)
Services	3,434	3,140	294	9
Investment and other income	222	183	39	21
Total revenues	48,723	44,527	4,196	9
Operating costs:
Medical costs	32,079	28,430	3,649	13
Operating costs	7,022	6,758	264	4
Cost of products sold	5,676	5,877	(201)	(3)
Depreciation and amortization	533	502	31	6
Total operating costs	45,310	41,567	3,743	9
Earnings from operations	3,413	2,960	453	15
Interest expense	(283)	(259)	(24)	9
Earnings before income taxes	3,130	2,701	429	16
Provision for income taxes	(939)	(1,074)	135	(13)
Net earnings	2,191	1,627	564	35
Earnings attributable to noncontrolling interests	(19)	(16)	(3)	19%
Net earnings attributable to UnitedHealth Group common shareholders	$2,172	$1,611	$561	35%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.23	$1.67	$0.56	34%
Medical care ratio (a)	82.4%	81.7%	0.7%
Operating cost ratio	14.4	15.2	(0.8)
Operating margin	7.0	6.6	0.4
Tax rate	30.0	39.8	(9.8)
Net earnings margin (b)	4.5	3.6	0.9
Return on equity (c)	21.7%	18.7%	3.0%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the year presented.

2017 RESULTS OF OPERATIONS COMPARED TO 2016 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increase in revenues were primarily driven by organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses. This increase was partially offset by revenue decreases due to withdrawals of individual ACA-compliant products in the individual market and the effects of the Health Insurance Industry Tax moratorium.
Medical Costs and Medical Care Ratio (MCR)
Medical costs increased due to risk-based membership growth and medical cost trends. The MCR increase was due to the effects of the Health Insurance Industry Tax moratorium offset primarily by the reduction of individual ACA business.
Income Tax Rate
Our effective tax rate decreased primarily due to the Health Insurance Industry Tax moratorium as well as higher excess tax benefits resulting from an increase in share-based payment activity.
Reportable Segments
See Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016
Revenues
UnitedHealthcare	$40,136	$35,900	$4,236	12%
OptumHealth	4,733	3,998	735	18
OptumInsight	1,843	1,667	176	11
OptumRx	14,947	14,273	674	5
Optum eliminations	(286)	(254)	(32)	13
Optum	21,237	19,684	1,553	8
Eliminations	(12,650)	(11,057)	(1,593)	14
Consolidated revenues	$48,723	$44,527	$4,196	9%
Earnings from operations
UnitedHealthcare	$2,134	$1,854	$280	15%
OptumHealth	332	300	32	11
OptumInsight	294	246	48	20
OptumRx	653	560	93	17
Optum	1,279	1,106	173	16
Consolidated earnings from operations	$3,413	$2,960	$453	15%
Operating margin
UnitedHealthcare	5.3%	5.2%	0.1%
OptumHealth	7.0	7.5	(0.5)
OptumInsight	16.0	14.8	1.2
OptumRx	4.4	3.9	0.5
Optum	6.0	5.6	0.4
Consolidated operating margin	7.0%	6.6%	0.4%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016
UnitedHealthcare Employer & Individual	$12,739	$12,820	$(81)	(1)%
UnitedHealthcare Medicare & Retirement	16,552	14,065	2,487	18
UnitedHealthcare Community & State	8,949	7,728	1,221	16
UnitedHealthcare Global	1,896	1,287	609	47
Total UnitedHealthcare revenues	$40,136	$35,900	$4,236	12%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2017	2016	2017 vs. 2016
Commercial group:
Risk-based	7,695	7,115	580	8%
Fee-based	19,155	18,945	210	1
Total commercial group	26,850	26,060	790	3
Individual	585	1,485	(900)	(61)
Fee-based TRICARE	2,860	2,880	(20)	(1)
Total commercial	30,295	30,425	(130)	—
Medicare Advantage	4,305	3,530	775	22
Medicaid	6,200	5,450	750	14
Medicare Supplement (Standardized)	4,350	4,200	150	4
Total public and senior	14,855	13,180	1,675	13
Total UnitedHealthcare - domestic medical	45,150	43,605	1,545	4
International	4,165	4,065	100	2
Total UnitedHealthcare - medical	49,315	47,670	1,645	3%
Supplemental Data:
Medicare Part D stand-alone	4,955	4,990	(35)	(1)%
Growth in services to small groups led the overall increase in people served through risk-based benefit plans in the commercial group market. Membership in individual decreased due to our reduced participation in ACA-compliant products in 2017. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales.
UnitedHealthcare’s revenue increases were due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends, which were partially offset by the reduction of people served in ACA-compliant individual products and the impact of the Health Insurance Industry Tax moratorium.
The increase in UnitedHealthcare’s operating earnings was led by diversified growth and increased operating margin. The results for first quarter of 2016 included ACA-compliant losses in individual products.
Optum
Total revenues and operating earnings increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below.

The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to growth in care delivery, behavioral services and health financial services.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in revenue management services, business process services and technology services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to client and consumer expansion. OptumRx fulfilled 322 million adjusted scripts in the first quarter of 2017 compared to 307 million in 2016.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2017	2016	2017 vs. 2016
Sources of cash:
Cash provided by operating activities	$6,456	$2,318	$4,138
Issuances of commercial paper and long-term debt, net of repayments	—	1,599	(1,599)
Proceeds from common stock issuances	270	198	72
Customer funds administered	3,217	1,067	2,150
Other	25	14	11
Total sources of cash	9,968	5,196
Uses of cash:
Common stock repurchases	(682)	(500)	(182)
Cash paid for acquisitions, net of cash assumed	(468)	(1,697)	1,229
Purchases of investments, net of sales and maturities	(1,339)	(2,073)	734
Repayments of commercial paper and long-term debt, net of issuances	(189)	—	(189)
Purchases of property, equipment and capitalized software	(507)	(425)	(82)
Cash dividends paid	(596)	(477)	(119)
Other	(495)	(385)	(110)
Total uses of cash	(4,276)	(5,557)
Effect of exchange rate changes on cash and cash equivalents	20	34	(14)
Net increase (decrease) in cash and cash equivalents	$5,712	$(327)	$6,039
2017 Cash Flows Compared to 2016 Cash Flows
Increased cash flows provided by operating activities were primarily driven by the increase in unearned revenues, due to the March 2017 receipt of our April CMS premium payment of $4.4 billion, and higher net earnings, partially offset by the impact of the Health Insurance Industry Tax and the impact of discontinuing many ACA-compliant products.
Other significant changes in sources or uses of cash year-over-year included increased customer funds administered primarily due to the March receipt of our April CMS premium payment, decreased cash paid for acquisitions and net purchases of investments, partially offset by 2017 net repayments of debt compared to 2016 proceeds from debt issuances.
Financial Condition
As of March 31, 2017, our cash, cash equivalent and available-for-sale investment balances of $44.0 billion included $16.1 billion of cash and cash equivalents (of which approximately $700 million was available for general corporate use), $25.7 billion of debt securities and $2.1 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.5 years and a weighted-average credit rating of “AA” as of March 31, 2017. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of March 31, 2017, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 42%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2017 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2017, we repurchased 4 million shares at an average price of $160.72 per share. As of March 31, 2017, we had Board authorization to purchase up to an additional 47 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $2.50 per share.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2016 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2016 was disclosed in our 2016 10-K. During the three months ended March 31, 2017, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
Our critical accounting estimates include medical costs payable, revenues, goodwill and other intangible assets and valuations of certain investments. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2016 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2016 10-K.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements within the meaning of the PSLRA. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions’ regulations affecting the health care industry; assessments for insolvent payers under state guaranty fund laws; our ability to maintain and achieve improvement in CMS star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and other government programs, including the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in payment methodology, the CMS star ratings program or the application of risk adjustment data validation audits; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; downgrades in our credit ratings; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2017 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2017
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$378	$234	$(1,811)	$(3,926)
1	189	117	(924)	(2,110)
(1)	(167)	(115)	902	2,573
(2)	nm	nm	1,566	5,530

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2017, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2017, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 7 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2016 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2016 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
There have been no material changes to the risk factors disclosed in our 2016 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the first quarter 2017, we repurchased approximately 4 million shares at an average price of $160.72 per share. As of March 31, 2017, we had Board authorization to purchase up to 47 million shares of our common stock.

ITEM 6.	EXHIBITS**

The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-10864.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated, effective February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 2016)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	May 8, 2017
Stephen J. Hemsley

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 8, 2017
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 8, 2017
Thomas E. Roos

EXHIBIT INDEX**

The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-10864.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated, effective February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 2016)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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