Form 10-Q
period 2017-06-30
UNITEDHEALTH GROUP INC
filed 2017-08-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of July 31, 2017, there were 966,859,926 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,582	$10,430
Short-term investments	3,388	2,845
Accounts receivable, net	10,538	8,152
Other current receivables, net	7,232	7,499
Assets under management	2,977	3,105
Prepaid expenses and other current assets	2,522	1,848
Total current assets	41,239	33,879
Long-term investments	26,397	23,868
Property, equipment and capitalized software, net	6,324	5,901
Goodwill	52,498	47,584
Other intangible assets, net	8,338	8,541
Other assets	3,301	3,037
Total assets	$138,097	$122,810
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$17,710	$16,391
Accounts payable and accrued liabilities	14,514	13,361
Commercial paper and current maturities of long-term debt	5,739	7,193
Unearned revenues	6,115	1,968
Other current liabilities	13,043	10,339
Total current liabilities	57,121	49,252
Long-term debt, less current maturities	26,197	25,777
Future policy benefits	2,521	2,524
Deferred income taxes	2,844	2,761
Other liabilities	2,421	2,307
Total liabilities	91,104	82,621
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	1,657	2,012
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 965 and 952 issued and outstanding	10	10
Additional paid-in capital	1,661	—
Retained earnings	44,081	40,945
Accumulated other comprehensive loss	(2,591)	(2,681)
Nonredeemable noncontrolling interest	2,175	(97)
Total equity	45,336	38,177
Total liabilities, redeemable noncontrolling interests and equity	$138,097	$122,810

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues:
Premiums	$39,585	$36,413	$78,523	$71,224
Products	6,415	6,610	12,544	13,003
Services	3,797	3,269	7,231	6,409
Investment and other income	256	193	478	376
Total revenues	50,053	46,485	98,776	91,012
Operating costs:
Medical costs	32,549	29,872	64,628	58,302
Operating costs	7,328	6,793	14,350	13,551
Cost of products sold	5,889	6,106	11,565	11,983
Depreciation and amortization	556	511	1,089	1,013
Total operating costs	46,322	43,282	91,632	84,849
Earnings from operations	3,731	3,203	7,144	6,163
Interest expense	(301)	(271)	(584)	(530)
Earnings before income taxes	3,430	2,932	6,560	5,633
Provision for income taxes	(1,080)	(1,172)	(2,019)	(2,246)
Net earnings	2,350	1,760	4,541	3,387
Earnings attributable to noncontrolling interests	(66)	(6)	(85)	(22)
Net earnings attributable to UnitedHealth Group common shareholders	$2,284	$1,754	$4,456	$3,365
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.37	$1.84	$4.65	$3.53
Diluted	$2.32	$1.81	$4.55	$3.48
Basic weighted-average number of common shares outstanding	964	951	959	952
Dilutive effect of common share equivalents	21	16	21	15
Diluted weighted-average number of common shares outstanding	985	967	980	967
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	1	9	4
Cash dividends declared per common share	$0.750	$0.625	$1.375	$1.125

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net earnings	$2,350	$1,760	$4,541	$3,387
Other comprehensive (loss) income:
Gross unrealized gains on investment securities during the period	170	234	269	494
Income tax effect	(62)	(84)	(94)	(180)
Total unrealized gains, net of tax	108	150	175	314
Gross reclassification adjustment for net realized gains included in net earnings	(20)	(36)	(41)	(71)
Income tax effect	7	13	15	26
Total reclassification adjustment, net of tax	(13)	(23)	(26)	(45)
Total foreign currency translation (losses) gains	(239)	474	(59)	862
Other comprehensive (loss) income	(144)	601	90	1,131
Comprehensive income	2,206	2,361	4,631	4,518
Comprehensive income attributable to noncontrolling interests	(66)	(6)	(85)	(22)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,140	$2,355	$4,546	$4,496

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				4,456			63	4,519
Other comprehensive income (loss)					149	(59)		90
Issuances of common stock, and related tax effects	19	—	1,969					1,969
Share-based compensation			326					326
Common share repurchases	(6)	—	(1,045)					(1,045)
Cash dividends paid on common shares				(1,320)				(1,320)
Redeemable noncontrolling interests fair value and other adjustments			411					411
Acquisition of nonredeemable noncontrolling interest							2,265	2,265
Distribution to nonredeemable noncontrolling interest							(56)	(56)
Balance at June 30, 2017	965	$10	$1,661	$44,081	$52	$(2,643)	$2,175	$45,336

Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				3,365			22	3,387
Other comprehensive income					269	862		1,131
Issuances of common stock, and related tax effects	6	—	76					76
Share-based compensation			249					249
Common share repurchases	(8)	—	(112)	(868)				(980)
Cash dividends paid on common shares				(1,071)				(1,071)
Acquisition of redeemable noncontrolling interest shares			(139)					(139)
Redeemable noncontrolling interests fair value and other adjustments			(103)					(103)
Distribution to nonredeemable noncontrolling interest							(16)	(16)
Balance at June 30, 2016	951	$10	$—	$38,579	$325	$(2,528)	$(99)	$36,287

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Operating activities
Net earnings	$4,541	$3,387
Noncash items:
Depreciation and amortization	1,089	1,013
Deferred income taxes	(200)	(141)
Share-based compensation	332	262
Other, net	111	(20)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,185)	(2,638)
Other assets	(1,520)	(2,052)
Medical costs payable	1,095	2,099
Accounts payable and other liabilities	1,221	2,686
Unearned revenues	4,143	(595)
Cash flows from operating activities	8,627	4,001
Investing activities
Purchases of investments	(6,944)	(8,975)
Sales of investments	2,086	3,421
Maturities of investments	2,776	1,973
Cash paid for acquisitions, net of cash assumed	(704)	(2,035)
Purchases of property, equipment and capitalized software	(925)	(813)
Other, net	55	16
Cash flows used for investing activities	(3,656)	(6,413)
Financing activities
Common share repurchases	(1,045)	(980)
Cash dividends paid	(1,320)	(1,071)
Proceeds from common stock issuances	391	254
Proceeds from issuance of long-term debt	1,342	2,485
Repayments of long-term debt	(2,117)	(1,601)
(Repayments of) proceeds from commercial paper, net	(1,396)	124
Customer funds administered	3,899	1,039
Other, net	(566)	(609)
Cash flows used for financing activities	(812)	(359)
Effect of exchange rate changes on cash and cash equivalents	(7)	65
Increase (decrease) in cash and cash equivalents	4,152	(2,706)
Cash and cash equivalents, beginning of period	10,430	10,923
Cash and cash equivalents, end of period	$14,582	$8,217

Supplemental Schedule of Noncash Investing Activities
Common stock issued for acquisition	$1,867	$—

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
Revenues
The Company’s revenues include premium, product, and service revenues. Service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about the Company’s revenues, see Notes 2 and 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K. See Note 9 for disaggregation of revenue by segment and type.
As of June 30, 2017, accounts receivables related to products and services were $3.4 billion. For the three and six months ended June 30, 2017, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2017.
For the three and six months ended June 30, 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.
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

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, the Company does not expect ASU 2016-02 to have a material impact on its results of operations, equity or cash flows. The impact of ASU 2016-02 on the Company’s consolidated financial position will be based on leases outstanding at the time of adoption.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The new guidance changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As of June 30, 2017, based on equity securities held, the Company does not expect ASU 2016-01 to have a material impact on its consolidated financial position, results of operations, equity or cash flows. The Company will continue to evaluate any changes in its mix of investments or market conditions and the related impact of ASU 2016-01.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company early adopted the new standard effective January 1, 2017, as allowed, using the modified retrospective approach. A significant majority of the Company’s revenues are not subject to the new guidance. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2017. The Company has included the disclosures required by ASU 2014-09 above.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,557	$3	$(23)	$2,537
State and municipal obligations	6,771	106	(27)	6,850
Corporate obligations	12,402	75	(30)	12,447
U.S. agency mortgage-backed securities	3,629	10	(34)	3,605
Non-U.S. agency mortgage-backed securities	995	5	(5)	995
Total debt securities - available-for-sale	26,354	199	(119)	26,434
Equity securities	2,165	42	(40)	2,167
Debt securities - held-to-maturity:
U.S. government and agency obligations	256	1	—	257
State and municipal obligations	5	—	—	5
Corporate obligations	295	—	—	295
Total debt securities - held-to-maturity	556	1	—	557
Total investments	$29,075	$242	$(159)	$29,158
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,294	$1	$(31)	$2,264
State and municipal obligations	7,120	40	(101)	7,059
Corporate obligations	10,944	41	(58)	10,927
U.S. agency mortgage-backed securities	2,963	7	(43)	2,927
Non-U.S. agency mortgage-backed securities	1,009	3	(10)	1,002
Total debt securities - available-for-sale	24,330	92	(243)	24,179
Equity securities	2,036	52	(47)	2,041
Debt securities - held-to-maturity:
U.S. government and agency obligations	250	1	—	251
State and municipal obligations	5	—	—	5
Corporate obligations	238	—	—	238
Total debt securities - held-to-maturity	493	1	—	494
Total investments	$26,859	$145	$(290)	$26,714
The amortized cost and fair value of debt securities as of June 30, 2017, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,500	$3,500	$167	$168
Due after one year through five years	9,979	10,007	126	126
Due after five years through ten years	6,199	6,251	116	116
Due after ten years	2,052	2,076	147	147
U.S. agency mortgage-backed securities	3,629	3,605	—	—
Non-U.S. agency mortgage-backed securities	995	995	—	—
Total debt securities	$26,354	$26,434	$556	$557

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,079	$(23)	$—	$—	$2,079	$(23)
State and municipal obligations	2,441	(27)	—	—	2,441	(27)
Corporate obligations	4,294	(28)	43	(2)	4,337	(30)
U.S. agency mortgage-backed securities	2,159	(32)	72	(2)	2,231	(34)
Non-U.S. agency mortgage-backed securities	428	(4)	13	(1)	441	(5)
Total debt securities - available-for-sale	$11,401	$(114)	$128	$(5)	$11,529	$(119)
Equity securities	$73	$(4)	$100	$(36)	$173	$(40)
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,794	$(31)	$—	$—	$1,794	$(31)
State and municipal obligations	4,376	(101)	—	—	4,376	(101)
Corporate obligations	5,128	(56)	137	(2)	5,265	(58)
U.S. agency mortgage-backed securities	2,247	(40)	79	(3)	2,326	(43)
Non-U.S. agency mortgage-backed securities	544	(7)	97	(3)	641	(10)
Total debt securities - available-for-sale	$14,089	$(235)	$313	$(8)	$14,402	$(243)
Equity securities	$93	$(5)	$91	$(42)	$184	$(47)
The Company’s unrealized losses from all securities as of June 30, 2017 were generated from 10,000 positions out of a total of 28,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of June 30, 2017, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors. Additionally, as of June 30, 2017, the Company’s investments included $628 million in equity method investments.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2017
Cash and cash equivalents	$14,533	$49	$—	$14,582
Debt securities - available-for-sale:
U.S. government and agency obligations	2,274	263	—	2,537
State and municipal obligations	—	6,850	—	6,850
Corporate obligations	55	12,273	119	12,447
U.S. agency mortgage-backed securities	—	3,605	—	3,605
Non-U.S. agency mortgage-backed securities	—	995	—	995
Total debt securities - available-for-sale	2,329	23,986	119	26,434
Equity securities	1,707	13	447	2,167
Assets under management	968	2,009	—	2,977
Interest rate swap assets	—	60	—	60
Total assets at fair value	$19,537	$26,117	$566	$46,220
Percentage of total assets at fair value	42%	57%	1%	100%
Interest rate swap liabilities	$—	$11	$—	$11
December 31, 2016
Cash and cash equivalents	$10,386	$44	$—	$10,430
Debt securities - available-for-sale:
U.S. government and agency obligations	2,017	247	—	2,264
State and municipal obligations	—	7,059	—	7,059
Corporate obligations	21	10,804	102	10,927
U.S. agency mortgage-backed securities	—	2,927	—	2,927
Non-U.S. agency mortgage-backed securities	—	1,002	—	1,002
Total debt securities - available-for-sale	2,038	22,039	102	24,179
Equity securities	1,591	13	437	2,041
Assets under management	1,064	2,041	—	3,105
Interest rate swap assets	—	55	—	55
Total assets at fair value	$15,079	$24,192	$539	$39,810
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$14	$—	$14
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the six months ended June 30, 2017 or 2016.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2017
Debt securities - held-to-maturity:
U.S. government and agency obligations	$254	$3	$—	$257	$256
State and municipal obligations	—	—	5	5	5
Corporate obligations	16	2	277	295	295
Total debt securities - held-to-maturity	$270	$5	$282	$557	$556
Other assets	$—	$474	$—	$474	$472
Long-term debt and other financing obligations	$—	$32,289	$—	$32,289	$29,682
December 31, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$251	$—	$—	$251	$250
State and municipal obligations	—	—	5	5	5
Corporate obligations	20	8	210	238	238
Total debt securities - held-to-maturity	$271	$8	$215	$494	$493
Other assets	$—	$476	$—	$476	$471
Long-term debt and other financing obligations	$—	$31,295	$—	$31,295	$29,337
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2017 or 2016.
4.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by the Company’s clients. As of June 30, 2017 and December 31, 2016, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $4.2 billion and $3.3 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K for more information on the Company’s pharmaceutical manufacturer rebates.
5.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2017	2016
Medical costs payable, beginning of period	$16,391	$14,330
Acquisitions	76	—
Reported medical costs:
Current year	65,208	58,602
Prior years	(580)	(300)
Total reported medical costs	64,628	58,302
Medical payments:
Payments for current year	(49,673)	(43,476)
Payments for prior years	(13,712)	(12,524)
Total medical payments	(63,385)	(56,000)
Medical costs payable, end of period	$17,710	$16,632
For the six months ended June 30, 2017 and 2016 the medical cost reserve development included no individual factors that were material. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $12.6 billion and $11.6 billion at June 30, 2017 and December 31, 2016, respectively.

6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	June 30, 2017			December 31, 2016
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$2,254	$2,254	$2,254	$3,633	$3,633	$3,633
Floating rate notes due January 2017	—	—	—	750	750	750
6.000% notes due June 2017	—	—	—	441	446	450
1.450% notes due July 2017	750	750	750	750	750	751
1.400% notes due October 2017	625	625	625	625	624	626
6.000% notes due November 2017	156	158	159	156	159	163
1.400% notes due December 2017	750	750	750	750	751	750
6.000% notes due February 2018	1,100	1,104	1,129	1,100	1,107	1,153
1.900% notes due July 2018	1,500	1,498	1,506	1,500	1,496	1,507
1.700% notes due February 2019	750	748	749	750	748	748
1.625% notes due March 2019	500	501	497	500	501	498
2.300% notes due December 2019	500	498	505	500	498	504
2.700% notes due July 2020	1,500	1,495	1,532	1,500	1,495	1,523
3.875% notes due October 2020	450	450	474	450	450	474
4.700% notes due February 2021	400	409	432	400	409	433
2.125% notes due March 2021	750	746	748	750	745	741
3.375% notes due November 2021	500	498	521	500	497	519
2.875% notes due December 2021	750	750	767	750	748	760
2.875% notes due March 2022	1,100	1,063	1,125	1,100	1,057	1,114
3.350% notes due July 2022	1,000	996	1,044	1,000	995	1,030
0.000% notes due November 2022	15	11	12	15	11	12
2.750% notes due February 2023	625	612	630	625	609	622
2.875% notes due March 2023	750	772	762	750	771	753
3.750% notes due July 2025	2,000	1,987	2,107	2,000	1,986	2,070
3.100% notes due March 2026	1,000	995	1,005	1,000	994	986
3.450% notes due January 2027	750	745	771	750	745	762
3.375% notes due April 2027	625	618	639	—	—	—
4.625% notes due July 2035	1,000	991	1,124	1,000	991	1,090
5.800% notes due March 2036	850	837	1,076	850	837	1,034
6.500% notes due June 2037	500	491	675	500	491	643
6.625% notes due November 2037	650	641	896	650	640	850
6.875% notes due February 2038	1,100	1,075	1,562	1,100	1,075	1,497
5.700% notes due October 2040	300	296	383	300	296	366
5.950% notes due February 2041	350	345	458	350	345	437
4.625% notes due November 2041	600	588	661	600	588	634
4.375% notes due March 2042	502	483	539	502	483	509
3.950% notes due October 2042	625	606	633	625	606	609
4.250% notes due March 2043	750	734	793	750	734	765
4.750% notes due July 2045	2,000	1,972	2,297	2,000	1,972	2,203
4.200% notes due January 2047	750	738	791	750	737	759
4.250% notes due April 2047	725	717	773	—	—	—
Total commercial paper and long-term debt	$31,802	$31,547	$34,154	$33,022	$32,770	$34,728
In 2017, the Company repaid $926 million in debt assumed in the first quarter in connection with an acquisition. The Company’s long-term debt obligations also included $389 million and $200 million of other financing obligations, of which $98 million and $80 million were classified as current as of June 30, 2017 and December 31, 2016, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2017, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 1.3%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2021, December 2019 and December 2017, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of June 30, 2017, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of June 30, 2017, annual interest rates would have ranged from 2.0% to 2.3%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of June 30, 2017.
7.    Shareholders' Equity
Dividends
In June 2017, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual dividend rate of $3.00 per share from $2.50 per share, which the Company had paid since June 2016. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2017 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 10, 2017	$0.625	$596
June 27, 2017	0.750	724
8.    Commitments and Contingencies
Legal Matters
Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including demands, audits, class actions and suits brought by members, care providers, consumer advocacy organizations, customers, shareholders and regulators, relating to the Company’s businesses, including management and administration of health benefit plans and other services. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims and claims related to health care benefits coverage and other business practices.
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI had never before issued a fine in excess of $8 million, CDI advocated a fine of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a fine of $11.5 million. The California Insurance Commissioner (Commissioner) rejected the administrative law judge’s recommendation and on June 9, 2014, issued his own decision imposing a fine of approximately $174 million. On July 10, 2014, the Company filed a lawsuit in California state court challenging the Commissioner’s decision. On September 8, 2015, in the first phase of that lawsuit, the California state court issued an order invalidating certain of the regulations the Commissioner had relied upon in issuing his decision and penalty. In March 2017, the court entered a tentative ruling reversing all of the penalties imposed and remanding certain further issues to the Commissioner. A final order is expected later in 2017. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the wide range of possible outcomes, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting a regulatory fine in the event of a remand, and the various remedies and levels of judicial review that remain available to the Company.
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company, along with a number of other Medicare Advantage plans, made improper risk adjustment submissions and violated the False Claims Act. On March 24, 2017, DOJ intervened in a separate lawsuit initially asserted against the Company and filed by a whistleblower in 2009 concerning risk adjustment submissions by Medicare Advantage plans. Both cases are now pending in the U.S. District Court for the Central District of California. DOJ filed its complaint in the two cases in May 2017. The Company cannot reasonably estimate the outcome that may result from these matters given their current posture.
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K.
As of June 30, 2017, OptumHealth’s total assets were $25.3 billion as compared to $18.7 billion as of December 31, 2016. The increase was due to acquisitions, which increased goodwill by $4.9 billion during the six months ended June 30, 2017.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenues - unaffiliated customers:
Premiums	$38,666	$919	$—	$—	$—	$919	$—	$39,585
Products	—	11	19	6,385	—	6,415	—	6,415
Services	1,958	1,008	692	139	—	1,839	—	3,797
Total revenues - unaffiliated customers	40,624	1,938	711	6,524	—	9,173	—	49,797
Total revenues - affiliated customers	—	3,097	1,281	9,312	(284)	13,406	(13,406)	—
Investment and other income	164	87	1	4	—	92	—	256
Total revenues	$40,788	$5,122	$1,993	$15,840	$(284)	$22,671	$(13,406)	$50,053
Earnings from operations	$2,211	$422	$372	$726	$—	$1,520	$—	$3,731
Interest expense	—	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$2,211	$422	$372	$726	$—	$1,520	$(301)	$3,430
Three Months Ended June 30, 2016
Revenues - unaffiliated customers:
Premiums	$35,541	$872	$—	$—	$—	$872	$—	$36,413
Products	1	11	17	6,581	—	6,609	—	6,610
Services	1,866	597	639	167	—	1,403	—	3,269
Total revenues - unaffiliated customers	37,408	1,480	656	6,748	—	8,884	—	46,292
Total revenues - affiliated customers	—	2,541	1,106	8,324	(277)	11,694	(11,694)	—
Investment and other income	148	44	—	1	—	45	—	193
Total revenues	$37,556	$4,065	$1,762	$15,073	$(277)	$20,623	$(11,694)	$46,485
Earnings from operations	$1,942	$304	$333	$624	$—	$1,261	$—	$3,203
Interest expense	—	—	—	—	—	—	(271)	(271)
Earnings before income taxes	$1,942	$304	$333	$624	$—	$1,261	$(271)	$2,932

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenues - unaffiliated customers:
Premiums	$76,719	$1,804	$—	$—	$—	$1,804	$—	$78,523
Products	—	23	40	12,481	—	12,544	—	12,544
Services	3,880	1,729	1,334	288	—	3,351	—	7,231
Total revenues - unaffiliated customers	80,599	3,556	1,374	12,769	—	17,699	—	98,298
Total revenues - affiliated customers	—	6,156	2,460	18,010	(570)	26,056	(26,056)	—
Investment and other income	325	143	2	8	—	153	—	478
Total revenues	$80,924	$9,855	$3,836	$30,787	$(570)	$43,908	$(26,056)	$98,776
Earnings from operations	$4,345	$754	$666	$1,379	$—	$2,799	$—	$7,144
Interest expense	—	—	—	—	—	—	(584)	(584)
Earnings before income taxes	$4,345	$754	$666	$1,379	$—	$2,799	$(584)	$6,560
Six Months Ended June 30, 2016
Revenues - unaffiliated customers:
Premiums	$69,504	$1,720	$—	$—	$—	$1,720	$—	$71,224
Products	1	24	37	12,941	—	13,002	—	13,003
Services	3,662	1,209	1,245	293	—	2,747	—	6,409
Total revenues - unaffiliated customers	73,167	2,953	1,282	13,234	—	17,469	—	90,636
Total revenues - affiliated customers	—	5,026	2,147	16,109	(531)	22,751	(22,751)	—
Investment and other income	289	84	—	3	—	87	—	376
Total revenues	$73,456	$8,063	$3,429	$29,346	$(531)	$40,307	$(22,751)	$91,012
Earnings from operations	$3,796	$604	$579	$1,184	$—	$2,367	$—	$6,163
Interest expense	—	—	—	—	—	—	(530)	(530)
Earnings before income taxes	$3,796	$604	$579	$1,184	$—	$2,367	$(530)	$5,633

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K and additional information on our segments can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to Medicare Advantage rates. For additional information regarding the ACA and other regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2017 year-over-year operating comparisons to second quarter 2016 and other 2017 significant items.

•	Consolidated revenues grew 8%, UnitedHealthcare revenues grew 9% and Optum revenues grew 10%.

•	UnitedHealthcare grew to serve an additional 1.5 million people.

•	Earnings from operations increased 16%, including increases of 14% at UnitedHealthcare and 21% at Optum.

•	The effective income tax rate decreased 850 basis points to 31.5%.

•	Diluted earnings per common share increased 28%.

•	Cash flows from operations for the six months ended June 30, 2017 were $8.6 billion, aided by the June 2017 receipt of our July CMS premium payment of $4.5 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues:
Premiums	$39,585	$36,413	$3,172	9%	$78,523	$71,224	$7,299	10%
Products	6,415	6,610	(195)	(3)	12,544	13,003	(459)	(4)
Services	3,797	3,269	528	16	7,231	6,409	822	13
Investment and other income	256	193	63	33	478	376	102	27
Total revenues	50,053	46,485	3,568	8	98,776	91,012	7,764	9
Operating costs:
Medical costs	32,549	29,872	2,677	9	64,628	58,302	6,326	11
Operating costs	7,328	6,793	535	8	14,350	13,551	799	6
Cost of products sold	5,889	6,106	(217)	(4)	11,565	11,983	(418)	(3)
Depreciation and amortization	556	511	45	9	1,089	1,013	76	8
Total operating costs	46,322	43,282	3,040	7	91,632	84,849	6,783	8
Earnings from operations	3,731	3,203	528	16	7,144	6,163	981	16
Interest expense	(301)	(271)	(30)	11	(584)	(530)	(54)	10
Earnings before income taxes	3,430	2,932	498	17	6,560	5,633	927	16
Provision for income taxes	(1,080)	(1,172)	92	(8)	(2,019)	(2,246)	227	(10)
Net earnings	2,350	1,760	590	34	4,541	3,387	1,154	34
Earnings attributable to noncontrolling interests	(66)	(6)	(60)	nm	(85)	(22)	(63)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$2,284	$1,754	$530	30%	$4,456	$3,365	$1,091	32%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.32	$1.81	$0.51	28%	$4.55	$3.48	$1.07	31%
Medical care ratio (a)	82.2%	82.0%	0.2%		82.3%	81.9%	0.4%
Operating cost ratio	14.6	14.6	—		14.5	14.9	(0.4)
Operating margin	7.5	6.9	0.6		7.2	6.8	0.4
Tax rate	31.5	40.0	(8.5)		30.8	39.9	(9.1)
Net earnings margin (b)	4.6	3.8	0.8		4.5	3.7	0.8
Return on equity (c)	21.5%	19.6%	1.9%		21.7%	19.2%	2.5%

nm = not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the year presented.

2017 RESULTS OF OPERATIONS COMPARED TO 2016 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses. These increases were partially offset by revenue decreases due to withdrawals of individual ACA-compliant products in the individual market and the effects of the Health Insurance Industry Tax moratorium.
Medical Costs and Medical Care Ratio (MCR)
Medical costs increased due to risk-based membership growth and medical cost trends. The MCR increases were due to the effects of the Health Insurance Industry Tax moratorium offset primarily by the reduction of individual ACA business and an increase in favorable medical cost reserve development.
Income Tax Rate
Our effective tax rates decreased primarily due to the Health Insurance Industry Tax moratorium and higher tax benefits resulting from an increase in share-based payment activity.
Reportable Segments
See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
UnitedHealthcare	$40,788	$37,556	$3,232	9%	$80,924	$73,456	$7,468	10%
OptumHealth	5,122	4,065	1,057	26	9,855	8,063	1,792	22
OptumInsight	1,993	1,762	231	13	3,836	3,429	407	12
OptumRx	15,840	15,073	767	5	30,787	29,346	1,441	5
Optum eliminations	(284)	(277)	(7)	3	(570)	(531)	(39)	7
Optum	22,671	20,623	2,048	10	43,908	40,307	3,601	9
Eliminations	(13,406)	(11,694)	(1,712)	15	(26,056)	(22,751)	(3,305)	15
Consolidated revenues	$50,053	$46,485	$3,568	8%	$98,776	$91,012	$7,764	9%
Earnings from operations
UnitedHealthcare	$2,211	$1,942	$269	14%	$4,345	$3,796	$549	14%
OptumHealth	422	304	118	39	754	604	150	25
OptumInsight	372	333	39	12	666	579	87	15
OptumRx	726	624	102	16	1,379	1,184	195	16
Optum	1,520	1,261	259	21	2,799	2,367	432	18
Consolidated earnings from operations	$3,731	$3,203	$528	16%	$7,144	$6,163	$981	16%
Operating margin
UnitedHealthcare	5.4%	5.2%	0.2%		5.4%	5.2%	0.2%
OptumHealth	8.2	7.5	0.7		7.7	7.5	0.2
OptumInsight	18.7	18.9	(0.2)		17.4	16.9	0.5
OptumRx	4.6	4.1	0.5		4.5	4.0	0.5
Optum	6.7	6.1	0.6		6.4	5.9	0.5
Consolidated operating margin	7.5%	6.9%	0.6%		7.2%	6.8%	0.4%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
UnitedHealthcare Employer & Individual	$12,966	$13,509	$(543)	(4)%	$25,705	$26,329	$(624)	(2)%
UnitedHealthcare Medicare & Retirement	16,747	14,294	2,453	17	33,299	28,359	4,940	17
UnitedHealthcare Community & State	9,178	8,263	915	11	18,127	15,991	2,136	13
UnitedHealthcare Global	1,897	1,490	407	27	3,793	2,777	1,016	37
Total UnitedHealthcare revenues	$40,788	$37,556	$3,232	9%	$80,924	$73,456	$7,468	10%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2017	2016	2017 vs. 2016
Commercial group:
Risk-based	7,765	7,175	590	8%
Fee-based	19,110	18,935	175	1
Total commercial group	26,875	26,110	765	3
Individual	540	1,520	(980)	(64)
Fee-based TRICARE	2,855	2,855	—	—
Total commercial	30,270	30,485	(215)	(1)
Medicare Advantage	4,340	3,550	790	22
Medicaid	6,380	5,675	705	12
Medicare Supplement (Standardized)	4,360	4,215	145	3
Total public and senior	15,080	13,440	1,640	12
Total UnitedHealthcare - domestic medical	45,350	43,925	1,425	3
International	4,115	4,050	65	2
Total UnitedHealthcare - medical	49,465	47,975	1,490	3%
Supplemental Data:
Medicare Part D stand-alone	4,935	4,940	(5)	—%
Broad-based growth across group sizes and regions, led by gains in services to small groups, resulted in the overall increase in people served through risk-based benefit plans in the commercial group market. Membership in individual decreased due to our reduced participation in ACA-compliant products in 2017. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales.
UnitedHealthcare’s revenue increases were due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends, which were partially offset by the reduction of people served in ACA-compliant individual products and the impact of the Health Insurance Industry Tax moratorium.
The increase in UnitedHealthcare’s operating earnings was led by diversified growth and increased operating margin. The 2016 results included ACA-compliant losses in individual products.
Optum
Total revenues and operating earnings increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below.

The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to organic and acquisition-related growth in care delivery.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in revenue management services and business process services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to client and consumer growth. OptumRx fulfilled 322 million adjusted scripts in the second quarter of 2017 compared to 306 million in 2016.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2017	2016	2017 vs. 2016
Sources of cash:
Cash provided by operating activities	$8,627	$4,001	$4,626
Issuances of commercial paper and long-term debt, net of repayments	—	1,008	(1,008)
Proceeds from common stock issuances	391	254	137
Customer funds administered	3,899	1,039	2,860
Other	55	16	39
Total sources of cash	12,972	6,318
Uses of cash:
Common stock repurchases	(1,045)	(980)	(65)
Cash paid for acquisitions, net of cash assumed	(704)	(2,035)	1,331
Purchases of investments, net of sales and maturities	(2,082)	(3,581)	1,499
Repayments of commercial paper and long-term debt, net of issuances	(2,171)	—	(2,171)
Purchases of property, equipment and capitalized software	(925)	(813)	(112)
Cash dividends paid	(1,320)	(1,071)	(249)
Other	(566)	(609)	43
Total uses of cash	(8,813)	(9,089)
Effect of exchange rate changes on cash and cash equivalents	(7)	65	(72)
Net increase (decrease) in cash and cash equivalents	$4,152	$(2,706)	$6,858
2017 Cash Flows Compared to 2016 Cash Flows
Increased cash flows provided by operating activities were primarily driven by the increase in unearned revenues, due to the June 2017 receipt of our July CMS premium payment of $4.5 billion, and higher net earnings, partially offset by the impact of the Health Insurance Industry Tax and the impact of discontinuing many ACA-compliant products.
Other significant changes in sources or uses of cash year-over-year included increased customer funds administered primarily due to the June receipt of our July CMS payment, decreased cash paid for acquisitions and net purchases of investments, partially offset by 2017 net repayments of debt compared to 2016 net proceeds from debt issuances.
Financial Condition
As of June 30, 2017, our cash, cash equivalent and available-for-sale investment balances of $43.2 billion included $14.6 billion of cash and cash equivalents (of which $0.6 billion was available for general corporate use), $26.4 billion of debt securities and $2.2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “AA” as of June 30, 2017. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of June 30, 2017, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 40%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of June 30, 2017 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Negative (a)	A+	Negative	A-	Negative	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a

(a)	In July 2017, Moody’s affirmed our ratings and changed our outlook to Stable.
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
Share Repurchase Program. During the six months ended June 30, 2017, we repurchased 6 million shares at an average price of $162.37 per share. As of June 30, 2017, we had Board authorization to purchase up to an additional 44 million shares of our common stock.
Dividends. In June 2017, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $3.00 per share. For more information on our dividend, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2016 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2016 was disclosed in our 2016 10-K. During the six months ended June 30, 2017, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2017 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2017
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (b)	Fair Value of Financial Assets (c)	Fair Value of Financial Liabilities
2%	$349	$209	$(1,843)	$(4,040)
1	174	105	(936)	(2,188)
(1)	(170)	(105)	906	2,602
(2)	nm	(128)	1,524	5,651

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets as of June 30, 2017, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)
Given the low absolute level of short-term market rates on our floating-rate liabilities as of June 30, 2017, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in interest expense as the rate cannot fall below zero.

(c)	As of June 30, 2017, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the second quarter 2017, we repurchased approximately 2 million shares at an average price of $165.56 per share. As of June 30, 2017, we had Board authorization to purchase up to 44 million shares of our common stock.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	August 4, 2017
Stephen J. Hemsley

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 4, 2017
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 4, 2017
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.