Form 10-Q
period 2017-09-30
UNITEDHEALTH GROUP INC
filed 2017-11-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of October 31, 2017, there were 969,067,449 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,269	$10,430
Short-term investments	3,525	2,845
Accounts receivable, net	8,638	8,152
Other current receivables, net	6,826	7,499
Assets under management	3,082	3,105
Prepaid expenses and other current assets	2,581	1,848
Total current assets	40,921	33,879
Long-term investments	27,703	23,868
Property, equipment and capitalized software, net	6,562	5,901
Goodwill	53,402	47,584
Other intangible assets, net	8,457	8,541
Other assets	3,387	3,037
Total assets	$140,432	$122,810
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$17,963	$16,391
Accounts payable and accrued liabilities	15,878	13,361
Commercial paper and current maturities of long-term debt	4,539	7,193
Unearned revenues	6,635	1,968
Other current liabilities	13,073	10,339
Total current liabilities	58,088	49,252
Long-term debt, less current maturities	24,723	25,777
Future policy benefits	2,535	2,524
Deferred income taxes	2,697	2,761
Other liabilities	2,909	2,307
Total liabilities	90,952	82,621
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	2,170	2,012
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 969 and 952 issued and outstanding	10	10
Additional paid-in capital	1,801	—
Retained earnings	45,840	40,945
Accumulated other comprehensive loss	(2,353)	(2,681)
Nonredeemable noncontrolling interest	2,012	(97)
Total equity	47,310	38,177
Total liabilities, redeemable noncontrolling interests and equity	$140,432	$122,810

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues:
Premiums	$39,552	$36,142	$118,075	$107,366
Products	6,665	6,696	19,209	19,699
Services	3,858	3,264	11,089	9,673
Investment and other income	247	191	725	567
Total revenues	50,322	46,293	149,098	137,305
Operating costs:
Medical costs	32,201	29,040	96,829	87,342
Operating costs	7,387	7,033	21,737	20,584
Cost of products sold	6,068	6,125	17,633	18,108
Depreciation and amortization	578	515	1,667	1,528
Total operating costs	46,234	42,713	137,866	127,562
Earnings from operations	4,088	3,580	11,232	9,743
Interest expense	(294)	(269)	(878)	(799)
Earnings before income taxes	3,794	3,311	10,354	8,944
Provision for income taxes	(1,233)	(1,333)	(3,252)	(3,579)
Net earnings	2,561	1,978	7,102	5,365
Earnings attributable to noncontrolling interests	(76)	(10)	(161)	(32)
Net earnings attributable to UnitedHealth Group common shareholders	$2,485	$1,968	$6,941	$5,333
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.57	$2.07	$7.22	$5.60
Diluted	$2.51	$2.03	$7.06	$5.51
Basic weighted-average number of common shares outstanding	968	952	962	952
Dilutive effect of common share equivalents	21	17	21	16
Diluted weighted-average number of common shares outstanding	989	969	983	968
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	1	6	3
Cash dividends declared per common share	$0.750	$0.625	$2.125	$1.750

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net earnings	$2,561	$1,978	$7,102	$5,365
Other comprehensive income (loss) :
Gross unrealized gains (losses) on investment securities during the period	44	(21)	313	473
Income tax effect	(17)	7	(111)	(173)
Total unrealized gains (losses), net of tax	27	(14)	202	300
Gross reclassification adjustment for net realized gains included in net earnings	(10)	(26)	(51)	(97)
Income tax effect	4	9	19	35
Total reclassification adjustment, net of tax	(6)	(17)	(32)	(62)
Total foreign currency translation gains (losses)	217	(69)	158	793
Other comprehensive income (loss)	238	(100)	328	1,031
Comprehensive income	2,799	1,878	7,430	6,396
Comprehensive income attributable to noncontrolling interests	(76)	(10)	(161)	(32)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,723	$1,868	$7,269	$6,364

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				6,941			120	7,061
Other comprehensive income					170	158		328
Issuances of common stock, and related tax effects	24	—	2,156					2,156
Share-based compensation			447					447
Common share repurchases	(7)	—	(1,173)					(1,173)
Cash dividends paid on common shares				(2,046)				(2,046)
Redeemable noncontrolling interests fair value and other adjustments			371					371
Acquisition of nonredeemable noncontrolling interest							2,111	2,111
Distribution to nonredeemable noncontrolling interest							(122)	(122)
Balance at September 30, 2017	969	$10	$1,801	$45,840	$73	$(2,426)	$2,012	$47,310

Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				5,333			31	5,364
Other comprehensive income					238	793		1,031
Issuances of common stock, and related tax effects	8	—	187					187
Share-based compensation			350					350
Common share repurchases	(9)	—	(242)	(875)				(1,117)
Cash dividends paid on common shares				(1,666)				(1,666)
Acquisition of redeemable noncontrolling interest shares			(143)					(143)
Redeemable noncontrolling interests fair value and other adjustments			(181)					(181)
Distribution to nonredeemable noncontrolling interest							(24)	(24)
Balance at September 30, 2016	952	$10	$—	$39,945	$294	$(2,597)	$(98)	$37,554

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Operating activities
Net earnings	$7,102	$5,365
Noncash items:
Depreciation and amortization	1,667	1,528
Deferred income taxes	(459)	(405)
Share-based compensation	456	369
Other, net	168	(68)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(244)	(580)
Other assets	(763)	(1,835)
Medical costs payable	1,305	1,984
Accounts payable and other liabilities	2,283	1,280
Unearned revenues	4,658	3,566
Cash flows from operating activities	16,173	11,204
Investing activities
Purchases of investments	(10,626)	(12,231)
Sales of investments	2,809	4,422
Maturities of investments	4,251	3,040
Cash paid for acquisitions, net of cash assumed	(908)	(2,727)
Purchases of property, equipment and capitalized software	(1,391)	(1,220)
Other, net	(30)	(25)
Cash flows used for investing activities	(5,895)	(8,741)
Financing activities
Common share repurchases	(1,173)	(1,117)
Cash dividends paid	(2,046)	(1,666)
Proceeds from common stock issuances	604	387
Proceeds from issuance of long-term debt	1,342	2,485
Repayments of long-term debt	(2,867)	(2,101)
(Repayments of) proceeds from commercial paper, net	(3,352)	693
Customer funds administered	3,659	1,249
Other, net	(624)	(590)
Cash flows used for financing activities	(4,457)	(660)
Effect of exchange rate changes on cash and cash equivalents	18	70
Increase in cash and cash equivalents	5,839	1,873
Cash and cash equivalents, beginning of period	10,430	10,923
Cash and cash equivalents, end of period	$16,269	$12,796

Supplemental Schedule of Noncash Investing Activities
Common stock issued for acquisition	$2,164	$—

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and helping make the health system work better for everyone. Through its diversified family of businesses, the Company leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system. These core competencies are deployed within the Company’s two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
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
As of September 30, 2017, accounts receivables related to products and services were $3.5 billion. For the three and nine months ended September 30, 2017, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of September 30, 2017.
For the three and nine months ended September 30, 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). The new guidance changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As of September 30, 2017, based on equity securities held, the Company does not expect ASU 2016-01 to have a material impact on its consolidated financial position, results of operations, equity or cash flows. The Company will continue to evaluate any changes in its mix of investments or market conditions and the related impact of ASU 2016-01.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company early adopted the new standard effective January 1, 2017, as allowed, using the modified retrospective approach. A significant majority of the Company’s revenues are not subject to the new guidance. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2017. The Company has included the disclosures required by ASU 2014-09 above.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,708	$3	$(24)	$2,687
State and municipal obligations	6,997	117	(20)	7,094
Corporate obligations	13,092	88	(26)	13,154
U.S. agency mortgage-backed securities	3,946	13	(28)	3,931
Non-U.S. agency mortgage-backed securities	1,018	5	(4)	1,019
Total debt securities - available-for-sale	27,761	226	(102)	27,885
Equity securities	1,949	30	(38)	1,941
Debt securities - held-to-maturity:
U.S. government and agency obligations	259	—	—	259
State and municipal obligations	4	—	—	4
Corporate obligations	285	—	—	285
Total debt securities - held-to-maturity	548	—	—	548
Total investments	$30,258	$256	$(140)	$30,374
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,294	$1	$(31)	$2,264
State and municipal obligations	7,120	40	(101)	7,059
Corporate obligations	10,944	41	(58)	10,927
U.S. agency mortgage-backed securities	2,963	7	(43)	2,927
Non-U.S. agency mortgage-backed securities	1,009	3	(10)	1,002
Total debt securities - available-for-sale	24,330	92	(243)	24,179
Equity securities	2,036	52	(47)	2,041
Debt securities - held-to-maturity:
U.S. government and agency obligations	250	1	—	251
State and municipal obligations	5	—	—	5
Corporate obligations	238	—	—	238
Total debt securities - held-to-maturity	493	1	—	494
Total investments	$26,859	$145	$(290)	$26,714
The amortized cost and fair value of debt securities as of September 30, 2017, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,650	$3,651	$165	$165
Due after one year through five years	10,607	10,645	125	125
Due after five years through ten years	6,476	6,540	113	113
Due after ten years	2,064	2,099	145	145
U.S. agency mortgage-backed securities	3,946	3,931	—	—
Non-U.S. agency mortgage-backed securities	1,018	1,019	—	—
Total debt securities	$27,761	$27,885	$548	$548

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,635	$(11)	$532	$(13)	$2,167	$(24)
State and municipal obligations	1,910	(15)	429	(5)	2,339	(20)
Corporate obligations	3,958	(17)	496	(9)	4,454	(26)
U.S. agency mortgage-backed securities	2,233	(24)	146	(4)	2,379	(28)
Non-U.S. agency mortgage-backed securities	351	(3)	49	(1)	400	(4)
Total debt securities - available-for-sale	$10,087	$(70)	$1,652	$(32)	$11,739	$(102)
Equity securities	$59	$(4)	$97	$(34)	$156	$(38)
December 31, 2016
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,794	$(31)	$—	$—	$1,794	$(31)
State and municipal obligations	4,376	(101)	—	—	4,376	(101)
Corporate obligations	5,128	(56)	137	(2)	5,265	(58)
U.S. agency mortgage-backed securities	2,247	(40)	79	(3)	2,326	(43)
Non-U.S. agency mortgage-backed securities	544	(7)	97	(3)	641	(10)
Total debt securities - available-for-sale	$14,089	$(235)	$313	$(8)	$14,402	$(243)
Equity securities	$93	$(5)	$91	$(42)	$184	$(47)
The Company’s unrealized losses from all securities as of September 30, 2017 were generated from 9,000 positions out of a total of 29,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of September 30, 2017, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors. Additionally, as of September 30, 2017, the Company’s investments included $854 million of equity method investments in operating businesses in the health care sector.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2017
Cash and cash equivalents	$13,462	$2,807	$—	$16,269
Debt securities - available-for-sale:
U.S. government and agency obligations	2,405	282	—	2,687
State and municipal obligations	—	7,094	—	7,094
Corporate obligations	73	12,947	134	13,154
U.S. agency mortgage-backed securities	—	3,931	—	3,931
Non-U.S. agency mortgage-backed securities	—	1,019	—	1,019
Total debt securities - available-for-sale	2,478	25,273	134	27,885
Equity securities	1,804	14	123	1,941
Assets under management	763	2,319	—	3,082
Interest rate swap assets	—	50	—	50
Total assets at fair value	$18,507	$30,463	$257	$49,227
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$12	$—	$12
December 31, 2016
Cash and cash equivalents	$10,386	$44	$—	$10,430
Debt securities - available-for-sale:
U.S. government and agency obligations	2,017	247	—	2,264
State and municipal obligations	—	7,059	—	7,059
Corporate obligations	21	10,804	102	10,927
U.S. agency mortgage-backed securities	—	2,927	—	2,927
Non-U.S. agency mortgage-backed securities	—	1,002	—	1,002
Total debt securities - available-for-sale	2,038	22,039	102	24,179
Equity securities	1,591	13	437	2,041
Assets under management	1,064	2,041	—	3,105
Interest rate swap assets	—	55	—	55
Total assets at fair value	$15,079	$24,192	$539	$39,810
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$14	$—	$14
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the nine months ended September 30, 2017 or 2016.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2017
Debt securities - held-to-maturity:
U.S. government and agency obligations	$256	$3	$—	$259	$259
State and municipal obligations	—	—	4	4	4
Corporate obligations	17	1	267	285	285
Total debt securities - held-to-maturity	$273	$4	$271	$548	$548
Other assets	$—	$477	$—	$477	$475
Long-term debt and other financing obligations	$—	$31,686	$—	$31,686	$28,959
December 31, 2016
Debt securities - held-to-maturity:
U.S. government and agency obligations	$251	$—	$—	$251	$250
State and municipal obligations	—	—	5	5	5
Corporate obligations	20	8	210	238	238
Total debt securities - held-to-maturity	$271	$8	$215	$494	$493
Other assets	$—	$476	$—	$476	$471
Long-term debt and other financing obligations	$—	$31,295	$—	$31,295	$29,337
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2017 or 2016.
4.    Other Current Receivables
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by the Company’s clients. As of September 30, 2017 and December 31, 2016, total pharmaceutical manufacturer rebates receivable included in other receivables in the Condensed Consolidated Balance Sheets amounted to $4.0 billion and $3.3 billion, respectively. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K for more information on the Company’s pharmaceutical manufacturer rebates.

5.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2017	2016
Medical costs payable, beginning of period	$16,391	$14,330
Acquisitions	76	—
Reported medical costs:
Current year	97,519	87,532
Prior years	(690)	(190)
Total reported medical costs	96,829	87,342
Medical payments:
Payments for current year	(81,237)	(72,092)
Payments for prior years	(14,096)	(13,080)
Total medical payments	(95,333)	(85,172)
Medical costs payable, end of period	$17,963	$16,500
For the nine months ended September 30, 2017, the medical cost reserve development was primarily driven by lower than expected health system utilization levels. For the nine months ended September 30, 2016, no individual factors were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $12.4 billion and $11.6 billion at September 30, 2017 and December 31, 2016, respectively.

6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	September 30, 2017			December 31, 2016
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$304	$303	$303	$3,633	$3,633	$3,633
Floating rate notes due January 2017	—	—	—	750	750	750
6.000% notes due June 2017	—	—	—	441	446	450
1.450% notes due July 2017	—	—	—	750	750	751
1.400% notes due October 2017	625	625	625	625	624	626
6.000% notes due November 2017	156	157	157	156	159	163
1.400% notes due December 2017	750	750	750	750	751	750
6.000% notes due February 2018	1,100	1,102	1,118	1,100	1,107	1,153
1.900% notes due July 2018	1,500	1,498	1,504	1,500	1,496	1,507
1.700% notes due February 2019	750	749	750	750	748	748
1.625% notes due March 2019	500	501	499	500	501	498
2.300% notes due December 2019	500	497	504	500	498	504
2.700% notes due July 2020	1,500	1,496	1,530	1,500	1,495	1,523
3.875% notes due October 2020	450	449	473	450	450	474
4.700% notes due February 2021	400	407	431	400	409	433
2.125% notes due March 2021	750	746	750	750	745	741
3.375% notes due November 2021	500	497	520	500	497	519
2.875% notes due December 2021	750	748	769	750	748	760
2.875% notes due March 2022	1,100	1,063	1,125	1,100	1,057	1,114
3.350% notes due July 2022	1,000	996	1,044	1,000	995	1,030
0.000% notes due November 2022	15	11	12	15	11	12
2.750% notes due February 2023	625	612	632	625	609	622
2.875% notes due March 2023	750	771	765	750	771	753
3.750% notes due July 2025	2,000	1,987	2,122	2,000	1,986	2,070
3.100% notes due March 2026	1,000	995	1,012	1,000	994	986
3.450% notes due January 2027	750	745	776	750	745	762
3.375% notes due April 2027	625	618	643	—	—	—
4.625% notes due July 2035	1,000	991	1,146	1,000	991	1,090
5.800% notes due March 2036	850	837	1,071	850	837	1,034
6.500% notes due June 2037	500	491	683	500	491	643
6.625% notes due November 2037	650	641	903	650	640	850
6.875% notes due February 2038	1,100	1,075	1,561	1,100	1,075	1,497
5.700% notes due October 2040	300	296	383	300	296	366
5.950% notes due February 2041	350	345	460	350	345	437
4.625% notes due November 2041	600	588	673	600	588	634
4.375% notes due March 2042	502	483	543	502	483	509
3.950% notes due October 2042	625	607	641	625	606	609
4.250% notes due March 2043	750	734	801	750	734	765
4.750% notes due July 2045	2,000	1,972	2,310	2,000	1,972	2,203
4.200% notes due January 2047	750	738	799	750	737	759
4.250% notes due April 2047	725	717	777	—	—	—
Total commercial paper and long-term debt	$29,102	$28,838	$31,565	$33,022	$32,770	$34,728
In 2017, the Company repaid $926 million in debt assumed in the first quarter in connection with an acquisition. The Company’s long-term debt obligations also included $424 million and $200 million of other financing obligations, of which $104 million and $80 million were classified as current as of September 30, 2017 and December 31, 2016, respectively.

Long-term Debt
In October 2017, the Company issued $4.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
Floating rate notes due October 2020	$300
1.950% notes due October 2020	900
2.375% notes due October 2022	900
2.950% notes due October 2027	950
3.750% notes due October 2047	950
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2017, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 1.4%.
The Company has $3.0 billion five-year, $2.0 billion three-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in December 2021, December 2019 and December 2017, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2017, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2017, annual interest rates would have ranged from 2.0% to 2.3%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of September 30, 2017.
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
The following table provides details of the Company’s 2017 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 10, 2017	$0.625	$596
June 27, 2017	0.750	724
September 19, 2017	0.750	726
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI had never before issued a fine in excess of $8 million, CDI advocated a fine of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a fine of $11.5 million. The California Insurance Commissioner (Commissioner) rejected the administrative law judge’s recommendation and on June 9, 2014, issued his own decision imposing a fine of approximately $174 million. On July 10, 2014, the Company filed a lawsuit in California state court challenging the Commissioner’s decision. On September 8, 2015, in the first phase of that lawsuit, the California state court issued an order invalidating certain of the regulations the Commissioner had relied upon in issuing his decision and penalty. On September 21, 2017, the court entered a final ruling reversing all of the penalties imposed and remanding certain issues to the Commissioner. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the wide range of possible outcomes, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting a regulatory fine in the event of a remand, and the various remedies and levels of judicial review that remain available to the Company.
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company, along with a number of other Medicare Advantage plans, made improper risk adjustment submissions and violated the False Claims Act. On March 24, 2017, DOJ intervened in a separate lawsuit initially asserted against the Company and filed by a whistleblower in 2009 concerning risk adjustment submissions by Medicare Advantage plans. On October 5, 2017, in one of the cases, the district court dismissed certain of DOJ’s claims with prejudice, and dismissed all of DOJ’s remaining claims with leave to file a further amended complaint; on October 12, the DOJ filed a notice of dismissal without prejudice of the case. The other case is now pending in the U.S. District Court for the Central District of California. The Company cannot reasonably estimate the outcome that may result from these matters given their current posture.
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2016 10-K.
As of September 30, 2017, OptumHealth’s total assets were $26.1 billion as compared to $18.7 billion as of December 31, 2016. The increase was due to acquisitions, which increased goodwill by $5.1 billion during the nine months ended September 30, 2017.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenues - unaffiliated customers:
Premiums	$38,576	$976	$—	$—	$—	$976	$—	$39,552
Products	—	10	29	6,626	—	6,665	—	6,665
Services	2,005	1,040	677	136	—	1,853	—	3,858
Total revenues - unaffiliated customers	40,581	2,026	706	6,762	—	9,494	—	50,075
Total revenues - affiliated customers	—	3,138	1,297	9,186	(324)	13,297	(13,297)	—
Investment and other income	153	88	1	5	—	94	—	247
Total revenues	$40,734	$5,252	$2,004	$15,953	$(324)	$22,885	$(13,297)	$50,322
Earnings from operations	$2,391	$513	$414	$770	$—	$1,697	$—	$4,088
Interest expense	—	—	—	—	—	—	(294)	(294)
Earnings before income taxes	$2,391	$513	$414	$770	$—	$1,697	$(294)	$3,794
Three Months Ended September 30, 2016
Revenues - unaffiliated customers:
Premiums	$35,137	$1,005	$—	$—	$—	$1,005	$—	$36,142
Products	—	12	30	6,654	—	6,696	—	6,696
Services	1,907	604	617	136	—	1,357	—	3,264
Total revenues - unaffiliated customers	37,044	1,621	647	6,790	—	9,058	—	46,102
Total revenues - affiliated customers	—	2,656	1,177	8,445	(275)	12,003	(12,003)	—
Investment and other income	133	55	1	2	—	58	—	191
Total revenues	$37,177	$4,332	$1,825	$15,237	$(275)	$21,119	$(12,003)	$46,293
Earnings from operations	$2,113	$404	$371	$692	$—	$1,467	$—	$3,580
Interest expense	—	—	—	—	—	—	(269)	(269)
Earnings before income taxes	$2,113	$404	$371	$692	$—	$1,467	$(269)	$3,311

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenues - unaffiliated customers:
Premiums	$115,295	$2,780	$—	$—	$—	$2,780	$—	$118,075
Products	—	33	69	19,107	—	19,209	—	19,209
Services	5,885	2,769	2,011	424	—	5,204	—	11,089
Total revenues - unaffiliated customers	121,180	5,582	2,080	19,531	—	27,193	—	148,373
Total revenues - affiliated customers	—	9,294	3,757	27,196	(894)	39,353	(39,353)	—
Investment and other income	478	231	3	13	—	247	—	725
Total revenues	$121,658	$15,107	$5,840	$46,740	$(894)	$66,793	$(39,353)	$149,098
Earnings from operations	$6,736	$1,267	$1,080	$2,149	$—	$4,496	$—	$11,232
Interest expense	—	—	—	—	—	—	(878)	(878)
Earnings before income taxes	$6,736	$1,267	$1,080	$2,149	$—	$4,496	$(878)	$10,354
Nine Months Ended September 30, 2016
Revenues - unaffiliated customers:
Premiums	$104,641	$2,725	$—	$—	$—	$2,725	$—	$107,366
Products	1	36	67	19,595	—	19,698	—	19,699
Services	5,569	1,813	1,862	429	—	4,104	—	9,673
Total revenues - unaffiliated customers	110,211	4,574	1,929	20,024	—	26,527	—	136,738
Total revenues - affiliated customers	—	7,682	3,324	24,554	(806)	34,754	(34,754)	—
Investment and other income	422	139	1	5	—	145	—	567
Total revenues	$110,633	$12,395	$5,254	$44,583	$(806)	$61,426	$(34,754)	$137,305
Earnings from operations	$5,909	$1,008	$950	$1,876	$—	$3,834	$—	$9,743
Interest expense	—	—	—	—	—	—	(799)	(799)
Earnings before income taxes	$5,909	$1,008	$950	$1,876	$—	$3,834	$(799)	$8,944

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and helping make the health system work better for everyone. Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data; information and intelligence; and clinical care management and coordination to help meet the demands of the health system. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.

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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2017 year-over-year operating comparisons to third quarter 2016 and other 2017 significant items.

•	Consolidated revenues grew 9%, UnitedHealthcare revenues grew 10% and Optum revenues grew 8%.

•	UnitedHealthcare grew to serve an additional 1.0 million people.

•	Earnings from operations increased 14%, including increases of 13% at UnitedHealthcare and 16% at Optum.

•	The effective income tax rate decreased 780 basis points to 32.5%.

•	Diluted earnings per common share increased 24%.

•	Cash flows from operations for the nine months ended September 30, 2017 were $16.2 billion, aided by the September receipt of our October CMS premium payment of $4.6 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues:
Premiums	$39,552	$36,142	$3,410	9%	$118,075	$107,366	$10,709	10%
Products	6,665	6,696	(31)	—	19,209	19,699	(490)	(2)
Services	3,858	3,264	594	18	11,089	9,673	1,416	15
Investment and other income	247	191	56	29	725	567	158	28
Total revenues	50,322	46,293	4,029	9	149,098	137,305	11,793	9
Operating costs:
Medical costs	32,201	29,040	3,161	11	96,829	87,342	9,487	11
Operating costs	7,387	7,033	354	5	21,737	20,584	1,153	6
Cost of products sold	6,068	6,125	(57)	(1)	17,633	18,108	(475)	(3)
Depreciation and amortization	578	515	63	12	1,667	1,528	139	9
Total operating costs	46,234	42,713	3,521	8	137,866	127,562	10,304	8
Earnings from operations	4,088	3,580	508	14	11,232	9,743	1,489	15
Interest expense	(294)	(269)	(25)	9	(878)	(799)	(79)	10
Earnings before income taxes	3,794	3,311	483	15	10,354	8,944	1,410	16
Provision for income taxes	(1,233)	(1,333)	100	(8)	(3,252)	(3,579)	327	(9)
Net earnings	2,561	1,978	583	29	7,102	5,365	1,737	32
Earnings attributable to noncontrolling interests	(76)	(10)	(66)	nm	(161)	(32)	(129)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$2,485	$1,968	$517	26%	$6,941	$5,333	$1,608	30%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.51	$2.03	$0.48	24%	$7.06	$5.51	$1.55	28%
Medical care ratio (a)	81.4%	80.3%	1.1%		82.0%	81.3%	0.7%
Operating cost ratio	14.7	15.2	(0.5)		14.6	15.0	(0.4)
Operating margin	8.1	7.7	0.4		7.5	7.1	0.4
Tax rate	32.5	40.3	(7.8)		31.4	40.0	(8.6)
Net earnings margin (b)	4.9	4.3	0.6		4.7	3.9	0.8
Return on equity (c)	22.5%	21.3%	1.2%		22.0%	19.9%	2.1%

nm = not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the year presented.

2017 RESULTS OF OPERATIONS COMPARED TO 2016 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by organic growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses. These increases were partially offset by revenue decreases due to withdrawals of ACA-compliant products in the individual market and the effects of the Health Insurance Industry Tax moratorium.
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
Reportable Segments
See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
UnitedHealthcare	$40,734	$37,177	$3,557	10%	$121,658	$110,633	$11,025	10%
OptumHealth	5,252	4,332	920	21	15,107	12,395	2,712	22
OptumInsight	2,004	1,825	179	10	5,840	5,254	586	11
OptumRx	15,953	15,237	716	5	46,740	44,583	2,157	5
Optum eliminations	(324)	(275)	(49)	18	(894)	(806)	(88)	11
Optum	22,885	21,119	1,766	8	66,793	61,426	5,367	9
Eliminations	(13,297)	(12,003)	(1,294)	11	(39,353)	(34,754)	(4,599)	13
Consolidated revenues	$50,322	$46,293	$4,029	9%	$149,098	$137,305	$11,793	9%
Earnings from operations
UnitedHealthcare	$2,391	$2,113	$278	13%	$6,736	$5,909	$827	14%
OptumHealth	513	404	109	27	1,267	1,008	259	26
OptumInsight	414	371	43	12	1,080	950	130	14
OptumRx	770	692	78	11	2,149	1,876	273	15
Optum	1,697	1,467	230	16	4,496	3,834	662	17
Consolidated earnings from operations	$4,088	$3,580	$508	14%	$11,232	$9,743	$1,489	15%
Operating margin
UnitedHealthcare	5.9%	5.7%	0.2%		5.5%	5.3%	0.2%
OptumHealth	9.8	9.3	0.5		8.4	8.1	0.3
OptumInsight	20.7	20.3	0.4		18.5	18.1	0.4
OptumRx	4.8	4.5	0.3		4.6	4.2	0.4
Optum	7.4	6.9	0.5		6.7	6.2	0.5
Consolidated operating margin	8.1%	7.7%	0.4%		7.5%	7.1%	0.4%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
UnitedHealthcare Employer & Individual	$13,054	$13,251	$(197)	(1)%	$38,759	$39,580	$(821)	(2)%
UnitedHealthcare Medicare & Retirement	16,306	13,927	2,379	17	49,605	42,286	7,319	17
UnitedHealthcare Community & State	9,378	8,312	1,066	13	27,505	24,303	3,202	13
UnitedHealthcare Global	1,996	1,687	309	18	5,789	4,464	1,325	30
Total UnitedHealthcare revenues	$40,734	$37,177	$3,557	10%	$121,658	$110,633	$11,025	10%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2017	2016	2017 vs. 2016
Commercial group:
Risk-based	7,805	7,265	540	7%
Fee-based	18,610	18,880	(270)	(1)
Total commercial group	26,415	26,145	270	1
Individual	515	1,485	(970)	(65)
Fee-based TRICARE	2,855	2,855	—	—
Total commercial	29,785	30,485	(700)	(2)
Medicare Advantage	4,390	3,600	790	22
Medicaid	6,375	5,790	585	10
Medicare Supplement (Standardized)	4,415	4,245	170	4
Total public and senior	15,180	13,635	1,545	11
Total UnitedHealthcare - domestic medical	44,965	44,120	845	2
International	4,080	3,970	110	3
Total UnitedHealthcare - medical	49,045	48,090	955	2%
Supplemental Data:
Medicare Part D stand-alone	4,945	4,945	—	—%
Broad-based growth across group sizes and regions, led by gains in services to small groups, resulted in the overall increase in people served through risk-based benefit plans in the commercial group market. Fee-based commercial group business declined due to the non-renewal of one public sector customer. Membership in individual business decreased due to our reduced participation in ACA-compliant products in 2017. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales.
UnitedHealthcare’s revenue increases were due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends, which were partially offset by the reduction of people served in ACA-compliant individual products and the impact of the Health Insurance Industry Tax moratorium.
The increase in UnitedHealthcare’s operating earnings was led by diversified growth and increased operating margin. The 2016 results included losses in ACA-compliant individual products.
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
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to client and consumer growth. OptumRx fulfilled 321 million adjusted scripts in the third quarter of 2017 compared to 309 million in 2016.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2017	2016	2017 vs. 2016
Sources of cash:
Cash provided by operating activities	$16,173	$11,204	$4,969
Issuances of commercial paper and long-term debt, net of repayments	—	1,077	(1,077)
Proceeds from common stock issuances	604	387	217
Customer funds administered	3,659	1,249	2,410
Total sources of cash	20,436	13,917
Uses of cash:
Common stock repurchases	(1,173)	(1,117)	(56)
Cash paid for acquisitions, net of cash assumed	(908)	(2,727)	1,819
Purchases of investments, net of sales and maturities	(3,566)	(4,769)	1,203
Repayments of commercial paper and long-term debt, net of issuances	(4,877)	—	(4,877)
Purchases of property, equipment and capitalized software	(1,391)	(1,220)	(171)
Cash dividends paid	(2,046)	(1,666)	(380)
Other	(654)	(615)	(39)
Total uses of cash	(14,615)	(12,114)
Effect of exchange rate changes on cash and cash equivalents	18	70	(52)
Net increase in cash and cash equivalents	$5,839	$1,873	$3,966
2017 Cash Flows Compared to 2016 Cash Flows
Increased cash flows provided by operating activities were primarily driven by the September 2017 receipt of our October CMS premium payment of $4.6 billion, higher net earnings and the year-over-year impact of the one-year moratorium on the Health Insurance Industry Tax.
Other significant changes in sources or uses of cash year-over-year included 2017 net repayments of debt compared to 2016 net proceeds from debt issuances, which were partially offset by increased customer funds administered primarily due to the September receipt of our October CMS payment and a decrease in cash paid for acquisitions and net purchases of investments.
Financial Condition
As of September 30, 2017, our cash, cash equivalent and available-for-sale investment balances of $46.1 billion included $16.3 billion of cash and cash equivalents (of which $1.0 billion was available for general corporate use), $27.9 billion of debt securities and $1.9 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “Double A” as of September 30, 2017. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of September 30, 2017, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 37%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In October 2017, we issued $4.0 billion in senior unsecured notes. We intend to use the net proceeds from this offering to repay commercial paper borrowings, which were incurred for general corporate and working capital purposes, and for other general corporate purposes, which may include redeeming or repurchasing outstanding securities or refinancing debt. For more information on our long-term debt, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of September 30, 2017 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Negative	A-	Negative (a)	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a

(a)	In October 2017, Fitch affirmed our ratings and changed our outlook to Stable.
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
Share Repurchase Program. During the nine months ended September 30, 2017, we repurchased 7 million shares at an average price of $165.36 per share. As of September 30, 2017, we had Board authorization to purchase up to an additional 44 million shares of our common stock.
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2016 was disclosed in our 2016 10-K. During the nine months ended September 30, 2017, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2017 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2017
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$383	$174	$(1,953)	$(4,005)
1	192	87	(990)	(2,169)
(1)	(192)	(87)	950	2,580
(2)	(211)	(107)	1,618	5,619

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2017, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in interest expense as the rate cannot fall below zero.

(b)	As of September 30, 2017, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2017, we repurchased approximately 0.7 million shares at an average price of $194.67 per share. As of September 30, 2017, we had Board authorization to purchase up to 44 million shares of our common stock.
In August 2017, we issued 1.5 million shares of our common stock in consideration of the acquisition of all of the outstanding shares of a private company. The sale of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS**

The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-10864.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated, effective August 15, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017)
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

*10.1	Summary of Non-Management Director Compensation effective as of August 15, 2017
*10.2	Amendment to Employment Agreement, effective as of August 16, 2017, between United Healthcare Services, Inc. and David Wichmann
*10.3	Amendment to Employment Agreement, effective as of August 15, 2017, between United Healthcare Services, Inc. and Larry Renfro
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 7, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	November 7, 2017
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 7, 2017
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 7, 2017
Thomas E. Roos