Form 10-Q
period 2018-03-31
UNITEDHEALTH GROUP INC
filed 2018-05-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]
Smaller reporting company	[ ]			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of April 30, 2018, there were 960,981,242 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,243	$11,981
Short-term investments	3,798	3,509
Accounts receivable, net	11,512	9,568
Other current receivables, net	6,778	6,262
Assets under management	2,922	3,101
Prepaid expenses and other current assets	5,100	2,663
Total current assets	48,353	37,084
Long-term investments	29,441	28,341
Property, equipment and capitalized software, net	8,144	7,013
Goodwill	56,850	54,556
Other intangible assets, net	9,033	8,489
Other assets	3,748	3,575
Total assets	$155,569	$139,058
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$19,589	$17,871
Accounts payable and accrued liabilities	18,210	15,180
Commercial paper and current maturities of long-term debt	7,379	2,857
Unearned revenues	7,683	2,269
Other current liabilities	14,806	12,286
Total current liabilities	67,667	50,463
Long-term debt, less current maturities	28,206	28,835
Deferred income taxes	2,213	2,182
Other liabilities	5,557	5,556
Total liabilities	103,643	87,036
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	1,890	2,189
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 962 and 969 issued and outstanding	10	10
Additional paid-in capital	—	1,703
Retained earnings	50,494	48,730
Accumulated other comprehensive loss	(2,951)	(2,667)
Nonredeemable noncontrolling interests	2,483	2,057
Total equity	50,036	49,833
Total liabilities, redeemable noncontrolling interests and equity	$155,569	$139,058

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Revenues:
Premiums	$44,084	$38,938
Products	6,702	6,129
Services	4,104	3,434
Investment and other income	298	222
Total revenues	55,188	48,723
Operating costs:
Medical costs	35,863	32,079
Operating costs	8,506	7,022
Cost of products sold	6,184	5,676
Depreciation and amortization	582	533
Total operating costs	51,135	45,310
Earnings from operations	4,053	3,413
Interest expense	(329)	(283)
Earnings before income taxes	3,724	3,130
Provision for income taxes	(800)	(939)
Net earnings	2,924	2,191
Earnings attributable to noncontrolling interests	(88)	(19)
Net earnings attributable to UnitedHealth Group common shareholders	$2,836	$2,172
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.94	$2.28
Diluted	$2.87	$2.23
Basic weighted-average number of common shares outstanding	966	954
Dilutive effect of common share equivalents	21	21
Diluted weighted-average number of common shares outstanding	987	975
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	7	9
Cash dividends declared per common share	$0.750	$0.625

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net earnings	$2,924	$2,191
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(378)	99
Income tax effect	86	(32)
Total unrealized (losses) gains, net of tax	(292)	67
Gross reclassification adjustment for net realized gains included in net earnings	(19)	(21)
Income tax effect	4	8
Total reclassification adjustment, net of tax	(15)	(13)
Total foreign currency translation (loss) gain	(1)	180
Other comprehensive (loss) income	(308)	234
Comprehensive income	2,616	2,425
Comprehensive income attributable to noncontrolling interests	(88)	(19)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,528	$2,406

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				2,836			53	2,889
Other comprehensive loss					(307)	(1)		(308)
Issuances of common stock, and related tax effects	5	—	415					415
Share-based compensation			206					206
Common share repurchases	(12)	—	(2,324)	(326)				(2,650)
Cash dividends paid on common shares				(722)				(722)
Acquisition of nonredeemable noncontrolling interests							423	423
Distribution to nonredeemable noncontrolling interests							(50)	(50)
Balance at March 31, 2018	962	$10	$—	$50,494	$(296)	$(2,655)	$2,483	$50,036

Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				2,172			9	2,181
Other comprehensive income					54	180		234
Issuances of common stock, and related tax effects	17	—	1,923					1,923
Share-based compensation			189					189
Common share repurchases	(4)	—	(682)	—				(682)
Cash dividends paid on common shares				(596)				(596)
Redeemable noncontrolling interests fair value and other adjustments			389					389
Acquisition of nonredeemable noncontrolling interests							2,191	2,191
Distribution to nonredeemable noncontrolling interests							(11)	(11)
Balance at March 31, 2017	965	$10	$1,819	$42,521	$(43)	$(2,404)	$2,092	$43,995

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities
Net earnings	$2,924	$2,191
Noncash items:
Depreciation and amortization	582	533
Deferred income taxes	(74)	(89)
Share-based compensation	208	196
Other, net	27	43
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,579)	(1,232)
Other assets	(3,232)	(998)
Medical costs payable	1,313	1,024
Accounts payable and other liabilities	2,821	292
Unearned revenues	5,379	4,496
Cash flows from operating activities	8,369	6,456
Investing activities
Purchases of investments	(3,891)	(3,683)
Sales of investments	1,002	1,018
Maturities of investments	1,504	1,326
Cash paid for acquisitions, net of cash assumed	(2,583)	(468)
Purchases of property, equipment and capitalized software	(477)	(507)
Other, net	(72)	25
Cash flows used for investing activities	(4,517)	(2,289)
Financing activities
Common share repurchases	(2,650)	(682)
Cash dividends paid	(722)	(596)
Proceeds from common stock issuances	295	270
Repayments of long-term debt	(1,100)	(1,392)
Proceeds from (repayments of) commercial paper, net	4,259	(139)
Proceeds from issuance of long-term debt	—	1,342
Customer funds administered	2,962	3,217
Other, net	(622)	(495)
Cash flows from financing activities	2,422	1,525
Effect of exchange rate changes on cash and cash equivalents	(12)	20
Increase in cash and cash equivalents	6,262	5,712
Cash and cash equivalents, beginning of period	11,981	10,430
Cash and cash equivalents, end of period	$18,243	$16,142

Supplemental schedule of noncash investing activities
Common stock issued for acquisition	$—	$1,860

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and the “Company”) is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone. Through its diversified family of businesses, the Company leverages core competencies in data and health information; advanced technology; and clinical expertise to help meet the demands of the health system. These core competencies are deployed within two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC (2017 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable, revenues, and goodwill and other intangible assets. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, ASU 2016-02 will not have a material impact on the Company’s balance sheet, results of operations, equity or cash flows.
Recently Adopted Accounting Standards
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). Most notably, the new guidance requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The Company adopted ASU 2016-01 on a prospective basis effective January 1, 2018, as required, and reclassified $24 million from accumulated other comprehensive income to retained earnings.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,939	$1	$(54)	$2,886
State and municipal obligations	7,190	43	(94)	7,139
Corporate obligations	14,411	15	(167)	14,259
U.S. agency mortgage-backed securities	4,423	3	(110)	4,316
Non-U.S. agency mortgage-backed securities	1,162	—	(20)	1,142
Total debt securities - available-for-sale	30,125	62	(445)	29,742
Debt securities - held-to-maturity:
U.S. government and agency obligations	249	1	(2)	248
State and municipal obligations	2	—	—	2
Corporate obligations	340	—	—	340
Total debt securities - held-to-maturity	591	1	(2)	590
Total debt securities	$30,716	$63	$(447)	$30,332
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,673	$1	$(30)	$2,644
State and municipal obligations	7,596	99	(35)	7,660
Corporate obligations	13,181	57	(44)	13,194
U.S. agency mortgage-backed securities	3,942	7	(38)	3,911
Non-U.S. agency mortgage-backed securities	1,018	3	(6)	1,015
Total debt securities - available-for-sale	28,410	167	(153)	28,424
Debt securities - held-to-maturity:
U.S. government and agency obligations	254	1	(1)	254
State and municipal obligations	2	—	—	2
Corporate obligations	280	—	—	280
Total debt securities - held-to-maturity	536	1	(1)	536
Total debt securities	$28,946	$168	$(154)	$28,960
The Company held $1.9 billion and $2.0 billion of equity securities as of March 31, 2018 and December 31, 2017, respectively. The Company’s investments in equity securities primarily consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments and dividend paying stocks, with readily determinable fair values.
Additionally, the Company’s investments included $959 million and $898 million of equity method investments in operating businesses in the health care sector as of March 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of debt securities as of March 31, 2018, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,923	$3,915	$135	$135
Due after one year through five years	11,400	11,273	202	200
Due after five years through ten years	6,874	6,766	103	103
Due after ten years	2,343	2,330	151	152
U.S. agency mortgage-backed securities	4,423	4,316	—	—
Non-U.S. agency mortgage-backed securities	1,162	1,142	—	—
Total debt securities	$30,125	$29,742	$591	$590
The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,787	$(25)	$945	$(29)	$2,732	$(54)
State and municipal obligations	3,958	(66)	781	(28)	4,739	(94)
Corporate obligations	9,998	(129)	1,193	(38)	11,191	(167)
U.S. agency mortgage-backed securities	2,775	(61)	1,127	(49)	3,902	(110)
Non-U.S. agency mortgage-backed securities	863	(15)	136	(5)	999	(20)
Total debt securities - available-for-sale	$19,381	$(296)	$4,182	$(149)	$23,563	$(445)
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,249	$(8)	$1,027	$(22)	$2,276	$(30)
State and municipal obligations	2,599	(21)	866	(14)	3,465	(35)
Corporate obligations	5,901	(23)	1,242	(21)	7,143	(44)
U.S. agency mortgage-backed securities	1,657	(12)	1,162	(26)	2,819	(38)
Non-U.S. agency mortgage-backed securities	411	(3)	144	(3)	555	(6)
Total debt securities - available-for-sale	$11,817	$(67)	$4,441	$(86)	$16,258	$(153)
The Company’s unrealized losses from debt securities as of March 31, 2018 were generated from 18,000 positions out of a total of 28,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of March 31, 2018, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2017 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2018
Cash and cash equivalents	$16,249	$1,994	$—	$18,243
Debt securities - available-for-sale:
U.S. government and agency obligations	2,631	255	—	2,886
State and municipal obligations	—	7,139	—	7,139
Corporate obligations	50	14,068	141	14,259
U.S. agency mortgage-backed securities	—	4,316	—	4,316
Non-U.S. agency mortgage-backed securities	—	1,142	—	1,142
Total debt securities - available-for-sale	2,681	26,920	141	29,742
Equity securities	1,791	13	143	1,947
Assets under management	950	1,972	—	2,922
Total assets at fair value	$21,671	$30,899	$284	$52,854
Percentage of total assets at fair value	41%	58%	1%	100%
December 31, 2017
Cash and cash equivalents	$11,718	$263	$—	$11,981
Debt securities - available-for-sale:
U.S. government and agency obligations	2,428	216	—	2,644
State and municipal obligations	—	7,660	—	7,660
Corporate obligations	65	12,989	140	13,194
U.S. agency mortgage-backed securities	—	3,911	—	3,911
Non-U.S. agency mortgage-backed securities	—	1,015	—	1,015
Total debt securities - available-for-sale	2,493	25,791	140	28,424
Equity securities	1,784	14	194	1,992
Assets under management	1,117	1,984	—	3,101
Total assets at fair value	$17,112	$28,052	$334	$45,498
Percentage of total assets at fair value	38%	61%	1%	100%
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the three months ended March 31, 2018 or 2017.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2018
Debt securities - held-to-maturity	$260	$66	$264	$590	$591
Long-term debt and other financing obligations	$—	$32,892	$—	$32,892	$31,162
December 31, 2017
Debt securities - held-to-maturity	$267	$4	$265	$536	$536
Long-term debt and other financing obligations	$—	$34,504	$—	$34,504	$31,542
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2018 or 2017.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2018	2017
Medical costs payable, beginning of period	$17,871	$16,391
Acquisitions	211	76
Reported medical costs:
Current year	36,153	32,529
Prior years	(290)	(450)
Total reported medical costs	35,863	32,079
Medical payments:
Payments for current year	(21,237)	(18,742)
Payments for prior years	(13,119)	(12,154)
Total medical payments	(34,356)	(30,896)
Medical costs payable, end of period	$19,589	$17,650
For the three months ended March 31, 2018 and 2017, the medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $13.3 billion and $12.3 billion at March 31, 2018 and December 31, 2017, respectively.

5.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	March 31, 2018			December 31, 2017
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$4,427	$4,423	$4,423	$150	$150	$150
6.000% notes due February 2018	—	—	—	1,100	1,101	1,106
1.900% notes due July 2018	1,500	1,499	1,498	1,500	1,499	1,501
1.700% notes due February 2019	750	749	744	750	749	747
1.625% notes due March 2019	500	501	495	500	501	497
2.300% notes due December 2019	500	491	495	500	495	501
2.700% notes due July 2020	1,500	1,497	1,493	1,500	1,496	1,517
Floating rate notes due October 2020	300	299	299	300	299	300
3.875% notes due October 2020	450	441	459	450	446	467
1.950% notes due October 2020	900	896	879	900	895	892
4.700% notes due February 2021	400	398	418	400	403	425
2.125% notes due March 2021	750	747	731	750	746	744
3.375% notes due November 2021	500	485	504	500	493	516
2.875% notes due December 2021	750	729	743	750	741	760
2.875% notes due March 2022	1,100	1,037	1,088	1,100	1,054	1,114
3.350% notes due July 2022	1,000	996	1,005	1,000	996	1,033
2.375% notes due October 2022	900	893	866	900	893	891
0.000% notes due November 2022	15	12	12	15	12	12
2.750% notes due February 2023	625	594	611	625	606	626
2.875% notes due March 2023	750	745	738	750	762	759
3.750% notes due July 2025	2,000	1,988	2,026	2,000	1,987	2,108
3.100% notes due March 2026	1,000	995	969	1,000	995	1,007
3.450% notes due January 2027	750	745	743	750	745	776
3.375% notes due April 2027	625	619	615	625	618	642
2.950% notes due October 2027	950	937	903	950	937	947
4.625% notes due July 2035	1,000	991	1,094	1,000	991	1,165
5.800% notes due March 2036	850	838	1,042	850	837	1,105
6.500% notes due June 2037	500	492	660	500	491	698
6.625% notes due November 2037	650	641	869	650	641	923
6.875% notes due February 2038	1,100	1,075	1,511	1,100	1,075	1,596
5.700% notes due October 2040	300	296	371	300	296	389
5.950% notes due February 2041	350	345	443	350	345	466
4.625% notes due November 2041	600	588	644	600	588	685
4.375% notes due March 2042	502	483	524	502	483	555
3.950% notes due October 2042	625	607	614	625	607	650
4.250% notes due March 2043	750	734	771	750	734	822
4.750% notes due July 2045	2,000	1,972	2,201	2,000	1,972	2,362
4.200% notes due January 2047	750	738	759	750	738	808
4.250% notes due April 2047	725	717	741	725	717	798
3.750% notes due October 2047	950	933	895	950	933	969
Total commercial paper and long-term debt	$34,594	$34,166	$35,896	$31,417	$31,067	$34,029
The Company’s long-term debt obligations included $1.4 billion and $625 million of other financing obligations, of which $207 million and $107 million were classified as current as of March 31, 2018 and December 31, 2017, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2018, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 2.0%.

The Company has $3.0 billion five-year, $3.0 billion three-year and $4.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2022, December 2020 and December 2018, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of March 31, 2018, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of March 31, 2018, annual interest rates would have ranged from 2.7% to 3.3%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of March 31, 2018.
6.    Commitments and Contingencies
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. The Company cannot reasonably estimate the outcome that may result from this matter given its procedural status.

7.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2017 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenues - unaffiliated customers:
Premiums	$43,237	$847	$—	$—	$—	$847	$—	$44,084
Products	—	12	23	6,667	—	6,702	—	6,702
Services	2,039	1,188	740	137	—	2,065	—	4,104
Total revenues - unaffiliated customers	45,276	2,047	763	6,804	—	9,614	—	54,890
Total revenues - affiliated customers	—	3,606	1,304	9,295	(333)	13,872	(13,872)	—
Investment and other income	183	106	2	7	—	115	—	298
Total revenues	$45,459	$5,759	$2,069	$16,106	$(333)	$23,601	$(13,872)	$55,188
Earnings from operations	$2,400	$488	$395	$770	$—	$1,653	$—	$4,053
Interest expense	—	—	—	—	—	—	(329)	(329)
Earnings before income taxes	$2,400	$488	$395	$770	$—	$1,653	$(329)	$3,724
Three Months Ended March 31, 2017
Revenues - unaffiliated customers:
Premiums	$38,053	$885	$—	$—	$—	$885	$—	$38,938
Products	—	12	21	6,096	—	6,129	—	6,129
Services	1,922	721	642	149	—	1,512	—	3,434
Total revenues - unaffiliated customers	39,975	1,618	663	6,245	—	8,526	—	48,501
Total revenues - affiliated customers	—	3,059	1,179	8,698	(286)	12,650	(12,650)	—
Investment and other income	161	56	1	4	—	61	—	222
Total revenues	$40,136	$4,733	$1,843	$14,947	$(286)	$21,237	$(12,650)	$48,723
Earnings from operations	$2,134	$332	$294	$653	$—	$1,279	$—	$3,413
Interest expense	—	—	—	—	—	—	(283)	(283)
Earnings before income taxes	$2,134	$332	$294	$653	$—	$1,279	$(283)	$3,130

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2017 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2017 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K and additional information on our segments can be found in this Item 2 and in Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Business Trends
Our businesses participate in the United States, South American and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises approximately 19% of gross domestic product. We expect overall spending on health care to continue to grow in the future due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including the impact of the Health Insurance Industry Tax. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds. We will continue seeking to balance growth and profitability across all of these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. In 2019 there will be a one year moratorium on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover some portion of calendar year 2019 will reflect the impact of the moratorium.
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
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to Medicare Advantage rates. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K.

Medicare Advantage Rates. Final 2019 Medicare Advantage rates resulted in an increase in industry base rates of approximately 3.4%, short of the industry forward medical cost trend, which creates continued pressure in the Medicare Advantage program. The impact of this funding shortfall in Medicare Advantage is partially mitigated by reductions in provider payments for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service payment rates. These factors can affect our plan benefit designs, pricing, growth prospects and earnings expectations for our Medicare Advantage plans.
The Tax Cut and Jobs Act (Tax Reform). Tax Reform was enacted by the U.S federal government in December 2017, changing existing federal tax law, including reducing the U.S. corporate income tax rate. With the impact of Tax Reform, partially offset by the return of the nondeductible Health Insurance Industry Tax, we expect that our effective tax rate in 2018 will be approximately 24%.
Health Insurance Industry Tax. After a moratorium in 2017, the industry-wide amount of the Health Insurance Industry Tax in 2018 will be $14.3 billion and we expect our portion to be approximately $2.8 billion. The return of the tax impacts year over year comparability of our financial statements, including revenue, medical care ratio (MCR), operating cost ratio and effective tax rate. A one year moratorium on the collection of the Health Insurance Industry Tax will occur in 2019.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2018 year-over-year operating comparisons to first quarter 2017 and other 2018 significant items.

•	Consolidated revenues grew 13%, UnitedHealthcare revenues grew 13% and Optum revenues grew 11%.

•
UnitedHealthcare served 465,000 fewer people as a result of completion of its commitment to the 2.9 million people under the TRICARE military health care program, partially offset by the addition of 2 million people through acquisition and the remainder from organic growth.

•	Earnings from operations increased 19%, including increases of 12% at UnitedHealthcare and 29% at Optum.

•	Due primarily to the impact of Tax Reform, our effective income tax rate decreased 850 basis points to 21.5%.

•	Diluted earnings per common share increased 29%.

•	Cash flows from operations were $8.4 billion, aided by the March receipt of our April CMS premium payment of $5.1 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	2018 vs. 2017
Revenues:
Premiums	$44,084	$38,938	$5,146	13%
Products	6,702	6,129	573	9
Services	4,104	3,434	670	20
Investment and other income	298	222	76	34
Total revenues	55,188	48,723	6,465	13
Operating costs:
Medical costs	35,863	32,079	3,784	12
Operating costs	8,506	7,022	1,484	21
Cost of products sold	6,184	5,676	508	9
Depreciation and amortization	582	533	49	9
Total operating costs	51,135	45,310	5,825	13
Earnings from operations	4,053	3,413	640	19
Interest expense	(329)	(283)	(46)	16
Earnings before income taxes	3,724	3,130	594	19
Provision for income taxes	(800)	(939)	139	(15)
Net earnings	2,924	2,191	733	33
Earnings attributable to noncontrolling interests	(88)	(19)	(69)	363
Net earnings attributable to UnitedHealth Group common shareholders	$2,836	$2,172	$664	31%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.87	$2.23	$0.64	29%
Medical care ratio (a)	81.4%	82.4%	(1.0)%
Operating cost ratio	15.4	14.4	1.0
Operating margin	7.3	7.0	0.3
Tax rate	21.5	30.0	(8.5)
Net earnings margin (b)	5.1	4.5	0.6
Return on equity (c)	23.8%	21.7%	2.1%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the year presented.

2018 RESULTS OF OPERATIONS COMPARED TO 2017 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increase in revenue was primarily driven by the increase in the number of individuals served through risk-based products across our UnitedHealthcare benefits businesses, pricing trends, including for the return of the Health Insurance Industry Tax in 2018, and growth across the Optum business.
Medical Costs and MCR
Medical costs increased due to growth in people served through risk-based products and medical cost trends. The MCR decreased due to the revenue effects of the Health Insurance Industry Tax partially offset by elevated flu-related illness costs.
Income Tax Rate
Our effective tax rate decreased due to the impact of Tax Reform, which was partially offset by the return of the nondeductible Health Insurance Industry Tax.

Reportable Segments
See Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017
Revenues
UnitedHealthcare	$45,459	$40,136	$5,323	13%
OptumHealth	5,759	4,733	1,026	22
OptumInsight	2,069	1,843	226	12
OptumRx	16,106	14,947	1,159	8
Optum eliminations	(333)	(286)	(47)	16
Optum	23,601	21,237	2,364	11
Eliminations	(13,872)	(12,650)	(1,222)	10
Consolidated revenues	$55,188	$48,723	$6,465	13%
Earnings from operations
UnitedHealthcare	$2,400	$2,134	$266	12%
OptumHealth	488	332	156	47
OptumInsight	395	294	101	34
OptumRx	770	653	117	18
Optum	1,653	1,279	374	29
Consolidated earnings from operations	$4,053	$3,413	$640	19%
Operating margin
UnitedHealthcare	5.3%	5.3%	—%
OptumHealth	8.5	7.0	1.5
OptumInsight	19.1	16.0	3.1
OptumRx	4.8	4.4	0.4
Optum	7.0	6.0	1.0
Consolidated operating margin	7.3%	7.0%	0.3%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017
UnitedHealthcare Employer & Individual	$13,414	$12,739	$675	5%
UnitedHealthcare Medicare & Retirement	18,925	16,552	2,373	14
UnitedHealthcare Community & State	10,671	8,949	1,722	19
UnitedHealthcare Global	2,449	1,896	553	29
Total UnitedHealthcare revenues	$45,459	$40,136	$5,323	13%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2018	2017	2018 vs. 2017
Commercial group:
Risk-based	7,860	7,695	165	2%
Fee-based	18,475	19,155	(680)	(4)
Total commercial group	26,335	26,850	(515)	(2)
Individual	475	585	(110)	(19)
Fee-based TRICARE	—	2,860	(2,860)	(100)
Total commercial	26,810	30,295	(3,485)	(12)
Medicare Advantage	4,760	4,305	455	11
Medicaid	6,695	6,200	495	8
Medicare Supplement (Standardized)	4,490	4,350	140	3
Total public and senior	15,945	14,855	1,090	7
Total UnitedHealthcare - domestic medical	42,755	45,150	(2,395)	(5)
International	6,095	4,165	1,930	46
Total UnitedHealthcare - medical	48,850	49,315	(465)	(1)%
Supplemental Data:
Medicare Part D stand-alone	4,770	4,955	(185)	(4)%
Broad-based growth, primarily in services to small groups, resulted in the overall increase in people served through risk-based benefit plans in the commercial group market. Fee-based commercial group business declined primarily due to the non-renewal of one public sector customer in the third quarter of 2017. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales. International growth was driven by an acquisition in the first quarter.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served across its risk-based businesses, rate increases for underlying medical cost trends and the impact of the return of the Health Insurance Industry Tax. Earnings from operations increased, as the operating margin remained consistent.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to organic and acquisition-related growth in care delivery and behavioral, digital customer engagement and health financial services.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic and acquisition-related growth in payer technology and services and care provider advisory services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to customer growth. OptumRx fulfilled 332 million and 322 million adjusted scripts, in the first quarters of 2018 and 2017, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2018	2017	2018 vs. 2017
Sources of cash:
Cash provided by operating activities	$8,369	$6,456	$1,913
Issuances of commercial paper and long-term debt, net of repayments	3,159	—	3,159
Proceeds from common stock issuances	295	270	25
Customer funds administered	2,962	3,217	(255)
Other	—	25	(25)
Total sources of cash	14,785	9,968
Uses of cash:
Common stock repurchases	(2,650)	(682)	(1,968)
Cash paid for acquisitions, net of cash assumed	(2,583)	(468)	(2,115)
Purchases of investments, net of sales and maturities	(1,385)	(1,339)	(46)
Repayments of commercial paper and long-term debt, net of issuances	—	(189)	189
Purchases of property, equipment and capitalized software	(477)	(507)	30
Cash dividends paid	(722)	(596)	(126)
Other	(694)	(495)	(199)
Total uses of cash	(8,511)	(4,276)
Effect of exchange rate changes on cash and cash equivalents	(12)	20	(32)
Net increase in cash and cash equivalents	$6,262	$5,712	$550
2018 Cash Flows Compared to 2017 Cash Flows
Increased cash flows provided by operating activities were primarily driven by the increase in unearned revenues, due to the increase in the March receipt of our April CMS premium payment of $5.1 billion compared to $4.4 billion, for 2018 and 2017, respectively, higher net earnings, and the year-over-year impact of the return of the Health Insurance Industry Tax.
Other significant changes in sources or uses of cash year-over-year included an increase in cash paid for acquisitions and share repurchases, partially offset by net issuances of commercial paper in 2018.
Financial Condition
As of March 31, 2018, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $50 billion included $18 billion of cash and cash equivalents (of which $1 billion was available for general corporate use), $30 billion of debt securities and $2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.2 years and a weighted-average credit rating of “Double A” as of March 31, 2018. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of March 31, 2018, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 40%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2018 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
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
Share Repurchase Program. During the three months ended March 31, 2018, we repurchased 12 million shares at an average price of $228.16 per share. As of March 31, 2018, we had Board authorization to purchase up to an additional 31 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $3.00 per share.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2017 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017 was disclosed in our 2017 10-K. During the three months ended March 31, 2018, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of new accounting pronouncements that affect us.
CRITICAL ACCOUNTING ESTIMATES
In preparing our Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and consider known and projected trends. On an ongoing basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates, and this difference would be reported in our current operations.
Our critical accounting estimates include medical costs payable, revenues, and goodwill and other intangible assets. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2017 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2017 10-K.

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
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., South American and other jurisdictions’ regulations affecting the health care industry; the outcome of the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in CMS star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and other government programs, including the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in payment methodology, the CMS star ratings program or the application of risk adjustment data validation audits; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; downgrades in our credit ratings; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2018 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2018
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$426	$262	$(2,037)	$(4,148)
1	213	131	(1,035)	(2,241)
(1)	(213)	(131)	1,021	2,654
(2)	(340)	(205)	1,980	5,817

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2018, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in interest expense as the rate cannot fall below zero.

(b)	As of March 31, 2018, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors disclosed in our 2017 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the first quarter 2018, we repurchased approximately 12 million shares at an average price of $228.16 per share. As of March 31, 2018, we had Board authorization to purchase up to 31 million shares of our common stock.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 7, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	May 7, 2018
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 7, 2018
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 7, 2018
Thomas E. Roos