Form 10-Q
period 2018-06-30
UNITEDHEALTH GROUP INC
filed 2018-08-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]
Smaller reporting company	[ ]			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of July 31, 2018, there were 962,473,363 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,368	$11,981
Short-term investments	3,492	3,509
Accounts receivable, net	10,874	9,568
Other current receivables, net	6,772	6,262
Assets under management	2,842	3,101
Prepaid expenses and other current assets	4,286	2,663
Total current assets	46,634	37,084
Long-term investments	31,237	28,341
Property, equipment and capitalized software, net	7,906	7,013
Goodwill	56,271	54,556
Other intangible assets, net	8,680	8,489
Other assets	3,883	3,575
Total assets	$154,611	$139,058
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$19,339	$17,871
Accounts payable and accrued liabilities	17,527	15,180
Commercial paper and current maturities of long-term debt	2,959	2,857
Unearned revenues	7,228	2,269
Other current liabilities	14,999	12,286
Total current liabilities	62,052	50,463
Long-term debt, less current maturities	32,096	28,835
Deferred income taxes	2,095	2,182
Other liabilities	5,746	5,556
Total liabilities	101,989	87,036
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,839	2,189
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 962 and 969 issued and outstanding	10	10
Additional paid-in capital	—	1,703
Retained earnings	52,363	48,730
Accumulated other comprehensive loss	(4,080)	(2,667)
Nonredeemable noncontrolling interests	2,490	2,057
Total equity	50,783	49,833
Total liabilities, redeemable noncontrolling interests and equity	$154,611	$139,058

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues:
Premiums	$44,458	$39,585	$88,542	$78,523
Products	7,004	6,415	13,706	12,544
Services	4,269	3,797	8,373	7,231
Investment and other income	355	256	653	478
Total revenues	56,086	50,053	111,274	98,776
Operating costs:
Medical costs	36,427	32,549	72,290	64,628
Operating costs	8,386	7,328	16,892	14,350
Cost of products sold	6,471	5,889	12,655	11,565
Depreciation and amortization	598	556	1,180	1,089
Total operating costs	51,882	46,322	103,017	91,632
Earnings from operations	4,204	3,731	8,257	7,144
Interest expense	(344)	(301)	(673)	(584)
Earnings before income taxes	3,860	3,430	7,584	6,560
Provision for income taxes	(850)	(1,080)	(1,650)	(2,019)
Net earnings	3,010	2,350	5,934	4,541
Earnings attributable to noncontrolling interests	(88)	(66)	(176)	(85)
Net earnings attributable to UnitedHealth Group common shareholders	$2,922	$2,284	$5,758	$4,456
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.04	$2.37	$5.98	$4.65
Diluted	$2.98	$2.32	$5.85	$4.55
Basic weighted-average number of common shares outstanding	961	964	963	959
Dilutive effect of common share equivalents	21	21	21	21
Diluted weighted-average number of common shares outstanding	982	985	984	980
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	8	7	9
Cash dividends declared per common share	$0.900	$0.750	$1.650	$1.375

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net earnings	$3,010	$2,350	$5,934	$4,541
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(43)	170	(421)	269
Income tax effect	10	(62)	96	(94)
Total unrealized (losses) gains, net of tax	(33)	108	(325)	175
Gross reclassification adjustment for net realized gains included in net earnings	(36)	(20)	(55)	(41)
Income tax effect	9	7	13	15
Total reclassification adjustment, net of tax	(27)	(13)	(42)	(26)
Total foreign currency translation loss	(1,069)	(239)	(1,070)	(59)
Other comprehensive (loss) income	(1,129)	(144)	(1,437)	90
Comprehensive income	1,881	2,206	4,497	4,631
Comprehensive income attributable to noncontrolling interests	(88)	(66)	(176)	(85)
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,793	$2,140	$4,321	$4,546

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				5,758			112	5,870
Other comprehensive loss					(367)	(1,070)		(1,437)
Issuances of common stock, and related tax effects	7	—	522					522
Share-based compensation			347					347
Common share repurchases	(14)	—	(2,637)	(513)				(3,150)
Cash dividends paid on common shares				(1,588)				(1,588)
Redeemable noncontrolling interests fair value and other adjustments			65					65
Acquisition of nonredeemable noncontrolling interests							416	416
Distribution to nonredeemable noncontrolling interests							(95)	(95)
Balance at June 30, 2018	962	$10	$—	$52,363	$(356)	$(3,724)	$2,490	$50,783

Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				4,456			63	4,519
Other comprehensive income (loss)					149	(59)		90
Issuances of common stock, and related tax effects	19	—	1,969					1,969
Share-based compensation			326					326
Common share repurchases	(6)	—	(1,045)					(1,045)
Cash dividends paid on common shares				(1,320)				(1,320)
Redeemable noncontrolling interests fair value and other adjustments			411					411
Acquisition of nonredeemable noncontrolling interests							2,265	2,265
Distribution to nonredeemable noncontrolling interests							(56)	(56)
Balance at June 30, 2017	965	$10	$1,661	$44,081	$52	$(2,643)	$2,175	$45,336

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Operating activities
Net earnings	$5,934	$4,541
Noncash items:
Depreciation and amortization	1,180	1,089
Deferred income taxes	(158)	(200)
Share-based compensation	358	332
Other, net	10	111
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,021)	(2,185)
Other assets	(2,369)	(1,520)
Medical costs payable	1,263	1,095
Accounts payable and other liabilities	2,233	1,221
Unearned revenues	4,946	4,143
Cash flows from operating activities	12,376	8,627
Investing activities
Purchases of investments	(8,182)	(6,944)
Sales of investments	2,003	2,086
Maturities of investments	3,211	2,776
Cash paid for acquisitions, net of cash assumed	(2,636)	(704)
Purchases of property, equipment and capitalized software	(960)	(925)
Other, net	(134)	55
Cash flows used for investing activities	(6,698)	(3,656)
Financing activities
Common share repurchases	(3,150)	(1,045)
Cash dividends paid	(1,588)	(1,320)
Proceeds from common stock issuances	478	391
Repayments of long-term debt	(1,100)	(2,117)
Repayments of commercial paper, net	(181)	(1,396)
Proceeds from issuance of long-term debt	3,964	1,342
Customer funds administered	3,082	3,899
Other, net	(718)	(566)
Cash flows from (used for) financing activities	787	(812)
Effect of exchange rate changes on cash and cash equivalents	(78)	(7)
Increase in cash and cash equivalents	6,387	4,152
Cash and cash equivalents, beginning of period	11,981	10,430
Cash and cash equivalents, end of period	$18,368	$14,582

Supplemental schedule of noncash investing activities
Common stock issued for acquisition	$—	$1,867

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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02), as modified by ASUs 2018-01, 2018-10 and 2018-11 (collectively ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity’s leases. Companies may adopt the new standard using a modified retrospective approach or a cumulative effect upon adoption approach for the annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, ASU 2016-02 will not have a material impact on the Company’s balance sheet, results of operations, equity or cash flows.
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,973	$1	$(61)	$2,913
State and municipal obligations	7,179	45	(84)	7,140
Corporate obligations	15,018	10	(217)	14,811
U.S. agency mortgage-backed securities	4,723	2	(131)	4,594
Non-U.S. agency mortgage-backed securities	1,285	—	(27)	1,258
Total debt securities - available-for-sale	31,178	58	(520)	30,716
Debt securities - held-to-maturity:
U.S. government and agency obligations	247	1	(3)	245
State and municipal obligations	11	—	—	11
Corporate obligations	330	—	—	330
Total debt securities - held-to-maturity	588	1	(3)	586
Total debt securities	$31,766	$59	$(523)	$31,302
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,673	$1	$(30)	$2,644
State and municipal obligations	7,596	99	(35)	7,660
Corporate obligations	13,181	57	(44)	13,194
U.S. agency mortgage-backed securities	3,942	7	(38)	3,911
Non-U.S. agency mortgage-backed securities	1,018	3	(6)	1,015
Total debt securities - available-for-sale	28,410	167	(153)	28,424
Debt securities - held-to-maturity:
U.S. government and agency obligations	254	1	(1)	254
State and municipal obligations	2	—	—	2
Corporate obligations	280	—	—	280
Total debt securities - held-to-maturity	536	1	(1)	536
Total debt securities	$28,946	$168	$(154)	$28,960
The Company held $1.9 billion and $2.0 billion of equity securities as of June 30, 2018 and December 31, 2017, respectively. The Company’s investments in equity securities primarily consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments and dividend paying stocks, with readily determinable fair values.
Additionally, the Company’s investments included $1.6 billion and $898 million of equity method investments in operating businesses in the health care sector as of June 30, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of debt securities as of June 30, 2018, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,586	$3,580	$138	$138
Due after one year through five years	11,945	11,794	193	191
Due after five years through ten years	7,076	6,942	103	103
Due after ten years	2,563	2,548	154	154
U.S. agency mortgage-backed securities	4,723	4,594	—	—
Non-U.S. agency mortgage-backed securities	1,285	1,258	—	—
Total debt securities	$31,178	$30,716	$588	$586
The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,850	$(31)	$832	$(30)	$2,682	$(61)
State and municipal obligations	3,746	(57)	735	(27)	4,481	(84)
Corporate obligations	10,866	(173)	1,119	(44)	11,985	(217)
U.S. agency mortgage-backed securities	3,125	(78)	1,106	(53)	4,231	(131)
Non-U.S. agency mortgage-backed securities	1,023	(21)	138	(6)	1,161	(27)
Total debt securities - available-for-sale	$20,610	$(360)	$3,930	$(160)	$24,540	$(520)
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,249	$(8)	$1,027	$(22)	$2,276	$(30)
State and municipal obligations	2,599	(21)	866	(14)	3,465	(35)
Corporate obligations	5,901	(23)	1,242	(21)	7,143	(44)
U.S. agency mortgage-backed securities	1,657	(12)	1,162	(26)	2,819	(38)
Non-U.S. agency mortgage-backed securities	411	(3)	144	(3)	555	(6)
Total debt securities - available-for-sale	$11,817	$(67)	$4,441	$(86)	$16,258	$(153)
The Company’s unrealized losses from debt securities as of June 30, 2018 were generated from 19,000 positions out of a total of 28,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of June 30, 2018, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2018
Cash and cash equivalents	$18,322	$46	$—	$18,368
Debt securities - available-for-sale:
U.S. government and agency obligations	2,643	270	—	2,913
State and municipal obligations	—	7,140	—	7,140
Corporate obligations	39	14,623	149	14,811
U.S. agency mortgage-backed securities	—	4,594	—	4,594
Non-U.S. agency mortgage-backed securities	—	1,258	—	1,258
Total debt securities - available-for-sale	2,682	27,885	149	30,716
Equity securities	1,776	13	79	1,868
Assets under management	869	1,973	—	2,842
Total assets at fair value	$23,649	$29,917	$228	$53,794
Percentage of total assets at fair value	44%	56%	—%	100%
December 31, 2017
Cash and cash equivalents	$11,718	$263	$—	$11,981
Debt securities - available-for-sale:
U.S. government and agency obligations	2,428	216	—	2,644
State and municipal obligations	—	7,660	—	7,660
Corporate obligations	65	12,989	140	13,194
U.S. agency mortgage-backed securities	—	3,911	—	3,911
Non-U.S. agency mortgage-backed securities	—	1,015	—	1,015
Total debt securities - available-for-sale	2,493	25,791	140	28,424
Equity securities	1,784	14	194	1,992
Assets under management	1,117	1,984	—	3,101
Total assets at fair value	$17,112	$28,052	$334	$45,498
Percentage of total assets at fair value	38%	61%	1%	100%
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets during the six months ended June 30, 2018 or 2017.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2018
Debt securities - held-to-maturity	$258	$70	$258	$586	$588
Long-term debt and other financing obligations	$—	$36,329	$—	$36,329	$35,055
December 31, 2017
Debt securities - held-to-maturity	$267	$4	$265	$536	$536
Long-term debt and other financing obligations	$—	$34,504	$—	$34,504	$31,542
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2018 or 2017.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2018	2017
Medical costs payable, beginning of period	$17,871	$16,391
Acquisitions	261	76
Reported medical costs:
Current year	72,570	65,208
Prior years	(280)	(580)
Total reported medical costs	72,290	64,628
Medical payments:
Payments for current year	(55,738)	(49,673)
Payments for prior years	(15,345)	(13,712)
Total medical payments	(71,083)	(63,385)
Medical costs payable, end of period	$19,339	$17,710
For the six months ended June 30, 2018 and 2017, the medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $13.5 billion and $12.3 billion at June 30, 2018 and December 31, 2017, respectively.

5.    Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	June 30, 2018			December 31, 2017
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$—	$—	$—	$150	$150	$150
6.000% notes due February 2018	—	—	—	1,100	1,101	1,106
1.900% notes due July 2018	1,500	1,500	1,500	1,500	1,499	1,501
1.700% notes due February 2019	750	749	745	750	749	747
1.625% notes due March 2019	500	500	496	500	501	497
2.300% notes due December 2019	500	492	497	500	495	501
2.700% notes due July 2020	1,500	1,497	1,491	1,500	1,496	1,517
Floating rate notes due October 2020	300	299	300	300	299	300
3.875% notes due October 2020	450	440	457	450	446	467
1.950% notes due October 2020	900	896	878	900	895	892
4.700% notes due February 2021	400	396	415	400	403	425
2.125% notes due March 2021	750	747	731	750	746	744
Floating rate notes due June 2021	350	349	350	—	—	—
3.150% notes due June 2021	400	398	400	—	—	—
3.375% notes due November 2021	500	483	503	500	493	516
2.875% notes due December 2021	750	726	743	750	741	760
2.875% notes due March 2022	1,100	1,033	1,085	1,100	1,054	1,114
3.350% notes due July 2022	1,000	996	1,001	1,000	996	1,033
2.375% notes due October 2022	900	894	865	900	893	891
0.000% notes due November 2022	15	12	12	15	12	12
2.750% notes due February 2023	625	591	605	625	606	626
2.875% notes due March 2023	750	739	731	750	762	759
3.500% notes due June 2023	750	746	751	—	—	—
3.750% notes due July 2025	2,000	1,988	2,000	2,000	1,987	2,108
3.100% notes due March 2026	1,000	995	954	1,000	995	1,007
3.450% notes due January 2027	750	745	729	750	745	776
3.375% notes due April 2027	625	619	606	625	618	642
2.950% notes due October 2027	950	937	886	950	937	947
3.850% notes due June 2028	1,150	1,141	1,152	—	—	—
4.625% notes due July 2035	1,000	991	1,052	1,000	991	1,165
5.800% notes due March 2036	850	838	1,007	850	837	1,105
6.500% notes due June 2037	500	492	640	500	491	698
6.625% notes due November 2037	650	641	845	650	641	923
6.875% notes due February 2038	1,100	1,075	1,455	1,100	1,075	1,596
5.700% notes due October 2040	300	296	356	300	296	389
5.950% notes due February 2041	350	345	433	350	345	466
4.625% notes due November 2041	600	588	626	600	588	685
4.375% notes due March 2042	502	484	506	502	483	555
3.950% notes due October 2042	625	607	592	625	607	650
4.250% notes due March 2043	750	734	746	750	734	822
4.750% notes due July 2045	2,000	1,972	2,137	2,000	1,972	2,362
4.200% notes due January 2047	750	738	735	750	738	808
4.250% notes due April 2047	725	717	722	725	717	798
3.750% notes due October 2047	950	933	873	950	933	969
4.250% notes due June 2048	1,350	1,329	1,354	—	—	—
Total commercial paper and long-term debt	$34,167	$33,688	$34,962	$31,417	$31,067	$34,029
The Company’s long-term debt obligations included $1.4 billion and $625 million of other financing obligations, of which $210 million and $107 million were classified as current as of June 30, 2018 and December 31, 2017, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $3.0 billion five-year, $3.0 billion three-year and $4.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2022, December 2020 and December 2018, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of June 30, 2018, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of June 30, 2018, annual interest rates would have ranged from 2.9% to 3.3%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of June 30, 2018.
6.    Shareholders' Equity
Share Repurchase Program
In June 2018, the Company’s Board of Directors renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of the Company’s common stock. The following table provides details of the Company’s share repurchase activity for the six months ended June 30, 2018:

(in millions, except per share data)
Common share repurchases, shares	14
Common share repurchases, average price per share	$228.81
Common share repurchases, aggregate cost	$3,150
Board authorized shares remaining	100
Dividends
In June 2018, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual dividend rate of $3.60 per share from $3.00 per share, which the Company had paid since June 2017. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2018 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 20	$0.750	$722
June 26	0.900	866
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. Those motions will be argued in September 2018. The Company cannot reasonably estimate the outcome that may result from this matter given its procedural status.

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2017 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenues - unaffiliated customers:
Premiums	$43,496	$962	$—	$—	$—	$962	$—	$44,458
Products	—	12	20	6,972	—	7,004	—	7,004
Services	2,142	1,203	776	148	—	2,127	—	4,269
Total revenues - unaffiliated customers	45,638	2,177	796	7,120	—	10,093	—	55,731
Total revenues - affiliated customers	—	3,640	1,380	9,807	(341)	14,486	(14,486)	—
Investment and other income	208	124	9	14	—	147	—	355
Total revenues	$45,846	$5,941	$2,185	$16,941	$(341)	$24,726	$(14,486)	$56,086
Earnings from operations	$2,357	$570	$453	$824	$—	$1,847	$—	$4,204
Interest expense	—	—	—	—	—	—	(344)	(344)
Earnings before income taxes	$2,357	$570	$453	$824	$—	$1,847	$(344)	$3,860
Three Months Ended June 30, 2017
Revenues - unaffiliated customers:
Premiums	$38,666	$919	$—	$—	$—	$919	$—	$39,585
Products	—	11	19	6,385	—	6,415	—	6,415
Services	1,958	1,008	692	139	—	1,839	—	3,797
Total revenues - unaffiliated customers	40,624	1,938	711	6,524	—	9,173	—	49,797
Total revenues - affiliated customers	—	3,097	1,281	9,312	(284)	13,406	(13,406)	—
Investment and other income	164	87	1	4	—	92	—	256
Total revenues	$40,788	$5,122	$1,993	$15,840	$(284)	$22,671	$(13,406)	$50,053
Earnings from operations	$2,211	$422	$372	$726	$—	$1,520	$—	$3,731
Interest expense	—	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$2,211	$422	$372	$726	$—	$1,520	$(301)	$3,430

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2018
Revenues - unaffiliated customers:
Premiums	$86,733	$1,809	$—	$—	$—	$1,809	$—	$88,542
Products	—	24	43	13,639	—	13,706	—	13,706
Services	4,181	2,391	1,516	285	—	4,192	—	8,373
Total revenues - unaffiliated customers	90,914	4,224	1,559	13,924	—	19,707	—	110,621
Total revenues - affiliated customers	—	7,246	2,684	19,102	(674)	28,358	(28,358)	—
Investment and other income	391	230	11	21	—	262	—	653
Total revenues	$91,305	$11,700	$4,254	$33,047	$(674)	$48,327	$(28,358)	$111,274
Earnings from operations	$4,757	$1,058	$848	$1,594	$—	$3,500	$—	$8,257
Interest expense	—	—	—	—	—	—	(673)	(673)
Earnings before income taxes	$4,757	$1,058	$848	$1,594	$—	$3,500	$(673)	$7,584
Six Months Ended June 30, 2017
Revenues - unaffiliated customers:
Premiums	$76,719	$1,804	$—	$—	$—	$1,804	$—	$78,523
Products	—	23	40	12,481	—	12,544	—	12,544
Services	3,880	1,729	1,334	288	—	3,351	—	7,231
Total revenues - unaffiliated customers	80,599	3,556	1,374	12,769	—	17,699	—	98,298
Total revenues - affiliated customers	—	6,156	2,460	18,010	(570)	26,056	(26,056)	—
Investment and other income	325	143	2	8	—	153	—	478
Total revenues	$80,924	$9,855	$3,836	$30,787	$(570)	$43,908	$(26,056)	$98,776
Earnings from operations	$4,345	$754	$666	$1,379	$—	$2,799	$—	$7,144
Interest expense	—	—	—	—	—	—	(584)	(584)
Earnings before income taxes	$4,345	$754	$666	$1,379	$—	$2,799	$(584)	$6,560

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. In 2019, there will be a one year moratorium on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover some portion of calendar year 2019 will reflect the impact of the moratorium.
Government programs in the public and senior sector tend to receive lower rates of increase than in the commercial market due to governmental budget pressures and intrinsically lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to Medicare Advantage rates. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,”

Part 1, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K.
Medicare Advantage Rates. Final 2019 Medicare Advantage rates resulted in an increase in industry base rates of approximately 3.4%, short of the industry forward medical cost trend, which creates continued pressure in the Medicare Advantage program.
The Tax Cut and Jobs Act (Tax Reform). Tax Reform was enacted by the U.S federal government in December 2017, changing existing federal tax law, including reducing the U.S. corporate income tax rate. The impact of Tax Reform will be partially offset by the return of the nondeductible Health Insurance Industry Tax in 2018.
Health Insurance Industry Tax. After a moratorium in 2017, the industry-wide amount of the Health Insurance Industry Tax in 2018 is $14.3 billion, with our portion being $2.6 billion. The return of the tax impacts year-over-year comparability of our financial statements, including revenues, the medical care ratio (MCR), operating cost ratio and effective tax rate. A one year moratorium on the collection of the Health Insurance Industry Tax will occur in 2019.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2018 year-over-year operating comparisons to second quarter 2017 and other 2018 significant items.

•	Consolidated revenues grew 12%, UnitedHealthcare revenues grew 12% and Optum revenues grew 9%.

•
UnitedHealthcare served 640,000 fewer people as a result of completion of its commitment to the 2.9 million people under the TRICARE military health care program, partially offset by the addition of 2 million people through acquisition and the remainder from organic growth.

•	Earnings from operations increased 13%, including increases of 7% at UnitedHealthcare and 22% at Optum.

•	Due primarily to the impact of Tax Reform, our effective income tax rate decreased 950 basis points to 22%.

•	Diluted earnings per common share increased 28%.

•	Cash flows from operations for the six months ended were $12.4 billion, aided by the June receipt of our July CMS premium payment of $5.2 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues:
Premiums	$44,458	$39,585	$4,873	12%	$88,542	$78,523	$10,019	13%
Products	7,004	6,415	589	9	13,706	12,544	1,162	9
Services	4,269	3,797	472	12	8,373	7,231	1,142	16
Investment and other income	355	256	99	39	653	478	175	37
Total revenues	56,086	50,053	6,033	12	111,274	98,776	12,498	13
Operating costs:
Medical costs	36,427	32,549	3,878	12	72,290	64,628	7,662	12
Operating costs	8,386	7,328	1,058	14	16,892	14,350	2,542	18
Cost of products sold	6,471	5,889	582	10	12,655	11,565	1,090	9
Depreciation and amortization	598	556	42	8	1,180	1,089	91	8
Total operating costs	51,882	46,322	5,560	12	103,017	91,632	11,385	12
Earnings from operations	4,204	3,731	473	13	8,257	7,144	1,113	16
Interest expense	(344)	(301)	(43)	14	(673)	(584)	(89)	15
Earnings before income taxes	3,860	3,430	430	13	7,584	6,560	1,024	16
Provision for income taxes	(850)	(1,080)	230	(21)	(1,650)	(2,019)	369	(18)
Net earnings	3,010	2,350	660	28	5,934	4,541	1,393	31
Earnings attributable to noncontrolling interests	(88)	(66)	(22)	33	(176)	(85)	(91)	107
Net earnings attributable to UnitedHealth Group common shareholders	$2,922	$2,284	$638	28%	$5,758	$4,456	$1,302	29%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.98	$2.32	$0.66	28%	$5.85	$4.55	$1.30	29%
Medical care ratio (a)	81.9%	82.2%	(0.3)%		81.6%	82.3%	(0.7)%
Operating cost ratio	15.0	14.6	0.4		15.2	14.5	0.7
Operating margin	7.5	7.5	—		7.4	7.2	0.2
Tax rate	22.0	31.5	(9.5)		21.8	30.8	(9.0)
Net earnings margin (b)	5.2	4.6	0.6		5.2	4.5	0.7
Return on equity (c)	24.4%	21.5%	2.9%		24.1%	21.7%	2.4%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

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
Medical Costs and MCR
Medical costs increased due to growth in people served through risk-based products and medical cost trends. The MCR decreased due to the revenue effects of the Health Insurance Industry Tax.
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

Reportable Segments
See Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
UnitedHealthcare	$45,846	$40,788	$5,058	12%	$91,305	$80,924	$10,381	13%
OptumHealth	5,941	5,122	819	16	11,700	9,855	1,845	19
OptumInsight	2,185	1,993	192	10	4,254	3,836	418	11
OptumRx	16,941	15,840	1,101	7	33,047	30,787	2,260	7
Optum eliminations	(341)	(284)	(57)	20	(674)	(570)	(104)	18
Optum	24,726	22,671	2,055	9	48,327	43,908	4,419	10
Eliminations	(14,486)	(13,406)	(1,080)	8	(28,358)	(26,056)	(2,302)	9
Consolidated revenues	$56,086	$50,053	$6,033	12%	$111,274	$98,776	$12,498	13%
Earnings from operations
UnitedHealthcare	$2,357	$2,211	$146	7%	$4,757	$4,345	$412	9%
OptumHealth	570	422	148	35	1,058	754	304	40
OptumInsight	453	372	81	22	848	666	182	27
OptumRx	824	726	98	13	1,594	1,379	215	16
Optum	1,847	1,520	327	22	3,500	2,799	701	25
Consolidated earnings from operations	$4,204	$3,731	$473	13%	$8,257	$7,144	$1,113	16%
Operating margin
UnitedHealthcare	5.1%	5.4%	(0.3)%		5.2%	5.4%	(0.2)%
OptumHealth	9.6	8.2	1.4		9.0	7.7	1.3
OptumInsight	20.7	18.7	2.0		19.9	17.4	2.5
OptumRx	4.9	4.6	0.3		4.8	4.5	0.3
Optum	7.5	6.7	0.8		7.2	6.4	0.8
Consolidated operating margin	7.5%	7.5%	—%		7.4%	7.2%	0.2%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
UnitedHealthcare Employer & Individual	$13,708	$12,966	$742	6%	$27,122	$25,705	$1,417	6%
UnitedHealthcare Medicare & Retirement	18,859	16,747	2,112	13	37,784	33,299	4,485	13
UnitedHealthcare Community & State	10,746	9,178	1,568	17	21,417	18,127	3,290	18
UnitedHealthcare Global	2,533	1,897	636	34	4,982	3,793	1,189	31
Total UnitedHealthcare revenues	$45,846	$40,788	$5,058	12%	$91,305	$80,924	$10,381	13%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2018	2017	2018 vs. 2017
Commercial group:
Risk-based	7,905	7,765	140	2%
Fee-based	18,415	19,110	(695)	(4)
Total commercial group	26,320	26,875	(555)	(2)
Individual	480	540	(60)	(11)
Fee-based TRICARE	—	2,855	(2,855)	(100)
Total commercial	26,800	30,270	(3,470)	(11)
Medicare Advantage	4,790	4,340	450	10
Medicaid	6,710	6,380	330	5
Medicare Supplement (Standardized)	4,505	4,360	145	3
Total public and senior	16,005	15,080	925	6
Total UnitedHealthcare - domestic medical	42,805	45,350	(2,545)	(6)
International	6,020	4,115	1,905	46
Total UnitedHealthcare - medical	48,825	49,465	(640)	(1)%
Supplemental Data:
Medicare Part D stand-alone	4,730	4,935	(205)	(4)%
The overall increase in people served through risk-based benefit plans in the commercial group market was driven by broad-based growth, primarily in services to small groups. Fee-based commercial group business declined primarily due to the non-renewal of one public sector customer in the third quarter of 2017. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales. International growth was driven by an acquisition in the first quarter.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served across its risk-based businesses, a higher revenue membership mix, rate increases for underlying medical cost trends and the impact of the return of the Health Insurance Industry Tax.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to organic and acquisition-related growth in care delivery and behavioral health, digital consumer engagement and health financial services.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic and acquisition-related growth in technology, payer services and care provider advisory services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to organic customer growth. OptumRx fulfilled 332 million and 322 million adjusted scripts, in the second quarters of 2018 and 2017, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2018	2017	2018 vs. 2017
Sources of cash:
Cash provided by operating activities	$12,376	$8,627	$3,749
Issuances of commercial paper and long-term debt, net of repayments	2,683	—	2,683
Proceeds from common stock issuances	478	391	87
Customer funds administered	3,082	3,899	(817)
Other	—	55	(55)
Total sources of cash	18,619	12,972
Uses of cash:
Common stock repurchases	(3,150)	(1,045)	(2,105)
Cash paid for acquisitions, net of cash assumed	(2,636)	(704)	(1,932)
Purchases of investments, net of sales and maturities	(2,968)	(2,082)	(886)
Repayments of commercial paper and long-term debt, net of issuances	—	(2,171)	2,171
Purchases of property, equipment and capitalized software	(960)	(925)	(35)
Cash dividends paid	(1,588)	(1,320)	(268)
Other	(852)	(566)	(286)
Total uses of cash	(12,154)	(8,813)
Effect of exchange rate changes on cash and cash equivalents	(78)	(7)	(71)
Net increase in cash and cash equivalents	$6,387	$4,152	$2,235
2018 Cash Flows Compared to 2017 Cash Flows
Increased cash flows provided by operating activities were primarily driven by higher net earnings, the timing of government payments and the year-over-year impact of the return of the Health Insurance Industry Tax. Cash provided by operating activities for the six months ended 2018 and 2017 included the early receipt of July CMS premium payments of $5.2 billion and $4.5 billion, respectively.
Other significant changes in sources or uses of cash year-over-year included net issuances of debt in 2018 compared to net payments in 2017, an increase in cash paid for acquisitions and increased share repurchases.
Financial Condition
As of June 30, 2018, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $51 billion included $18 billion of cash and cash equivalents (of which $1.7 billion was available for general corporate use), $31 billion of debt securities and $2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 2.1 years and a weighted-average credit rating of “Double A” as of June 30, 2018. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of June 30, 2018, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 38.8%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of June 30, 2018 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A-	Stable	A-	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1	n/a
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
Share Repurchase Program. As of June 30, 2018, we had Board authorization to purchase up to 100 million shares of our common stock. For more information on our share repurchase program, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Dividends. In June 2018, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $3.60 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2017 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017 was disclosed in our 2017 10-K. During the six months ended June 30, 2018, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2018 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2018
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$428	$186	$(2,161)	$(4,557)
1	214	93	(1,099)	(2,461)
(1)	(214)	(93)	1,078	2,912
(2)	(405)	(186)	2,089	6,381

(a)
Given the low absolute level of short-term market rates on our floating-rate assets as of June 30, 2018, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in investment income as the rate cannot fall below zero.

(b)	As of June 30, 2018, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the second quarter 2018, we repurchased approximately 2 million shares at an average price of $232.28 per share. As of June 30, 2018, we had Board authorization to purchase up to 100 million shares of our common stock.

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

*10.1	Amendment to Employment Agreement, effective as of June 5, 2018, between United HealthCare Services, Inc. and Marianne D. Short
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	August 7, 2018
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 7, 2018
John F. Rex

/S/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 7, 2018
Thomas E. Roos