Form 10-Q
period 2018-09-30
UNITEDHEALTH GROUP INC
filed 2018-11-08
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting company	[ ]			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
As of October 31, 2018, there were 962,034,200 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,263	$11,981
Short-term investments	3,586	3,509
Accounts receivable, net	10,992	9,568
Other current receivables, net	7,270	6,262
Assets under management	2,936	3,101
Prepaid expenses and other current assets	3,707	2,663
Total current assets	38,754	37,084
Long-term investments	31,929	28,341
Property, equipment and capitalized software, net	8,042	7,013
Goodwill	58,703	54,556
Other intangible assets, net	9,498	8,489
Other assets	4,161	3,575
Total assets	$151,087	$139,058
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$19,850	$17,871
Accounts payable and accrued liabilities	18,991	15,180
Commercial paper and current maturities of long-term debt	1,500	2,857
Unearned revenues	2,388	2,269
Other current liabilities	13,648	12,286
Total current liabilities	56,377	50,463
Long-term debt, less current maturities	32,053	28,835
Deferred income taxes	2,434	2,182
Other liabilities	5,858	5,556
Total liabilities	96,722	87,036
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,769	2,189
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 962 and 969 issued and outstanding	10	10
Additional paid-in capital	—	1,703
Retained earnings	54,386	48,730
Accumulated other comprehensive loss	(4,386)	(2,667)
Nonredeemable noncontrolling interests	2,586	2,057
Total equity	52,596	49,833
Total liabilities, redeemable noncontrolling interests and equity	$151,087	$139,058

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues:
Premiums	$44,613	$39,552	$133,155	$118,075
Products	7,344	6,665	21,050	19,209
Services	4,217	3,858	12,590	11,089
Investment and other income	382	247	1,035	725
Total revenues	56,556	50,322	167,830	149,098
Operating costs:
Medical costs	36,158	32,201	108,448	96,829
Operating costs	8,479	7,387	25,371	21,737
Cost of products sold	6,718	6,068	19,373	17,633
Depreciation and amortization	611	578	1,791	1,667
Total operating costs	51,966	46,234	154,983	137,866
Earnings from operations	4,590	4,088	12,847	11,232
Interest expense	(353)	(294)	(1,026)	(878)
Earnings before income taxes	4,237	3,794	11,821	10,354
Provision for income taxes	(953)	(1,233)	(2,603)	(3,252)
Net earnings	3,284	2,561	9,218	7,102
Earnings attributable to noncontrolling interests	(96)	(76)	(272)	(161)
Net earnings attributable to UnitedHealth Group common shareholders	$3,188	$2,485	$8,946	$6,941
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.31	$2.57	$9.29	$7.22
Diluted	$3.24	$2.51	$9.09	$7.06
Basic weighted-average number of common shares outstanding	962	968	963	962
Dilutive effect of common share equivalents	21	21	21	21
Diluted weighted-average number of common shares outstanding	983	989	984	983
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	7	1	7	6

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net earnings	$3,284	$2,561	$9,218	$7,102
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(91)	44	(512)	313
Income tax effect	21	(17)	117	(111)
Total unrealized (losses) gains, net of tax	(70)	27	(395)	202
Gross reclassification adjustment for net realized gains included in net earnings	(3)	(10)	(58)	(51)
Income tax effect	—	4	13	19
Total reclassification adjustment, net of tax	(3)	(6)	(45)	(32)
Total foreign currency translation (losses) gains	(233)	217	(1,303)	158
Other comprehensive (loss) income	(306)	238	(1,743)	328
Comprehensive income	2,978	2,799	7,475	7,430
Comprehensive income attributable to noncontrolling interests	(96)	(76)	(272)	(161)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,882	$2,723	$7,203	$7,269

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				8,946			183	9,129
Other comprehensive loss					(440)	(1,303)		(1,743)
Issuances of common stock, and related tax effects	9	—	761					761
Share-based compensation			493					493
Common share repurchases	(16)	—	(2,838)	(812)				(3,650)
Cash dividends paid on common shares ($2.55 per share)				(2,454)				(2,454)
Redeemable noncontrolling interests fair value and other adjustments			(119)					(119)
Acquisition of nonredeemable noncontrolling interests							518	518
Distribution to nonredeemable noncontrolling interests							(172)	(172)
Balance at September 30, 2018	962	$10	$—	$54,386	$(429)	$(3,957)	$2,586	$52,596

Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				6,941			120	7,061
Other comprehensive income					170	158		328
Issuances of common stock, and related tax effects	24	—	2,156					2,156
Share-based compensation			447					447
Common share repurchases	(7)	—	(1,173)					(1,173)
Cash dividends paid on common shares ($2.125 per share)				(2,046)				(2,046)
Redeemable noncontrolling interests fair value and other adjustments			371					371
Acquisition of nonredeemable noncontrolling interests							2,111	2,111
Distribution to nonredeemable noncontrolling interests							(122)	(122)
Balance at September 30, 2017	969	$10	$1,801	$45,840	$73	$(2,426)	$2,012	$47,310

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Operating activities
Net earnings	$9,218	$7,102
Noncash items:
Depreciation and amortization	1,791	1,667
Deferred income taxes	9	(459)
Share-based compensation	512	456
Other, net	(136)	168
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(984)	(244)
Other assets	(1,641)	(763)
Medical costs payable	1,745	1,305
Accounts payable and other liabilities	2,783	2,283
Unearned revenues	20	4,658
Cash flows from operating activities	13,317	16,173
Investing activities
Purchases of investments	(11,316)	(10,626)
Sales of investments	2,872	2,809
Maturities of investments	4,715	4,251
Cash paid for acquisitions, net of cash assumed	(5,824)	(908)
Purchases of property, equipment and capitalized software	(1,505)	(1,391)
Other, net	(187)	(30)
Cash flows used for investing activities	(11,245)	(5,895)
Financing activities
Common share repurchases	(3,650)	(1,173)
Cash dividends paid	(2,454)	(2,046)
Proceeds from common stock issuances	745	604
Repayments of long-term debt	(2,600)	(2,867)
Repayments of commercial paper, net	(164)	(3,352)
Proceeds from issuance of long-term debt	3,964	1,342
Customer funds administered	1,552	3,659
Other, net	(1,086)	(624)
Cash flows used for financing activities	(3,693)	(4,457)
Effect of exchange rate changes on cash and cash equivalents	(97)	18
(Decrease) increase in cash and cash equivalents	(1,718)	5,839
Cash and cash equivalents, beginning of period	11,981	10,430
Cash and cash equivalents, end of period	$10,263	$16,269

Supplemental schedule of noncash investing activities
Common stock issued for acquisition	$—	$2,164

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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)”, as modified by ASUs 2018-01, 2018-10 and 2018-11 (collectively, ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity’s leases. Companies may adopt the new standard using a modified retrospective approach or a cumulative effect upon adoption approach for the annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, ASU 2016-02 will not have a material impact on the Company’s balance sheet, results of operations, equity or cash flows.
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,291	$—	$(76)	$3,215
State and municipal obligations	6,962	30	(112)	6,880
Corporate obligations	15,561	10	(208)	15,363
U.S. agency mortgage-backed securities	4,846	1	(171)	4,676
Non-U.S. agency mortgage-backed securities	1,329	—	(30)	1,299
Total debt securities - available-for-sale	31,989	41	(597)	31,433
Debt securities - held-to-maturity:
U.S. government and agency obligations	246	1	(3)	244
State and municipal obligations	11	—	—	11
Corporate obligations	342	—	—	342
Total debt securities - held-to-maturity	599	1	(3)	597
Total debt securities	$32,588	$42	$(600)	$32,030
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,673	$1	$(30)	$2,644
State and municipal obligations	7,596	99	(35)	7,660
Corporate obligations	13,181	57	(44)	13,194
U.S. agency mortgage-backed securities	3,942	7	(38)	3,911
Non-U.S. agency mortgage-backed securities	1,018	3	(6)	1,015
Total debt securities - available-for-sale	28,410	167	(153)	28,424
Debt securities - held-to-maturity:
U.S. government and agency obligations	254	1	(1)	254
State and municipal obligations	2	—	—	2
Corporate obligations	280	—	—	280
Total debt securities - held-to-maturity	536	1	(1)	536
Total debt securities	$28,946	$168	$(154)	$28,960
The Company held $2.0 billion of equity securities as of September 30, 2018 and December 31, 2017. The Company’s investments in equity securities primarily consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments and dividend paying stocks, with readily determinable fair values.
Additionally, the Company’s investments included $1.5 billion and $0.9 billion of equity method investments in operating businesses in the health care sector as of September 30, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of debt securities as of September 30, 2018, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,683	$3,675	$145	$145
Due after one year through five years	12,362	12,197	180	178
Due after five years through ten years	7,194	7,041	102	101
Due after ten years	2,575	2,545	172	173
U.S. agency mortgage-backed securities	4,846	4,676	—	—
Non-U.S. agency mortgage-backed securities	1,329	1,299	—	—
Total debt securities	$31,989	$31,433	$599	$597
The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,025	$(33)	$1,068	$(43)	$3,093	$(76)
State and municipal obligations	3,471	(54)	1,596	(58)	5,067	(112)
Corporate obligations	9,933	(136)	2,334	(72)	12,267	(208)
U.S. agency mortgage-backed securities	2,762	(74)	1,811	(97)	4,573	(171)
Non-U.S. agency mortgage-backed securities	956	(19)	265	(11)	1,221	(30)
Total debt securities - available-for-sale	$19,147	$(316)	$7,074	$(281)	$26,221	$(597)
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,249	$(8)	$1,027	$(22)	$2,276	$(30)
State and municipal obligations	2,599	(21)	866	(14)	3,465	(35)
Corporate obligations	5,901	(23)	1,242	(21)	7,143	(44)
U.S. agency mortgage-backed securities	1,657	(12)	1,162	(26)	2,819	(38)
Non-U.S. agency mortgage-backed securities	411	(3)	144	(3)	555	(6)
Total debt securities - available-for-sale	$11,817	$(67)	$4,441	$(86)	$16,258	$(153)
The Company’s unrealized losses from debt securities as of September 30, 2018 were generated from 20,000 positions out of a total of 29,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of September 30, 2018, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2018
Cash and cash equivalents	$10,220	$43	$—	$10,263
Debt securities - available-for-sale:
U.S. government and agency obligations	2,928	287	—	3,215
State and municipal obligations	—	6,880	—	6,880
Corporate obligations	41	15,163	159	15,363
U.S. agency mortgage-backed securities	—	4,676	—	4,676
Non-U.S. agency mortgage-backed securities	—	1,299	—	1,299
Total debt securities - available-for-sale	2,969	28,305	159	31,433
Equity securities	1,885	13	100	1,998
Assets under management	993	1,939	4	2,936
Total assets at fair value	$16,067	$30,300	$263	$46,630
Percentage of total assets at fair value	34%	65%	1%	100%
December 31, 2017
Cash and cash equivalents	$11,718	$263	$—	$11,981
Debt securities - available-for-sale:
U.S. government and agency obligations	2,428	216	—	2,644
State and municipal obligations	—	7,660	—	7,660
Corporate obligations	65	12,989	140	13,194
U.S. agency mortgage-backed securities	—	3,911	—	3,911
Non-U.S. agency mortgage-backed securities	—	1,015	—	1,015
Total debt securities - available-for-sale	2,493	25,791	140	28,424
Equity securities	1,784	14	194	1,992
Assets under management	1,117	1,984	—	3,101
Total assets at fair value	$17,112	$28,052	$334	$45,498
Percentage of total assets at fair value	38%	61%	1%	100%
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets during the nine months ended September 30, 2018 or 2017.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2018
Debt securities - held-to-maturity	$257	$71	$269	$597	$599
Long-term debt and other financing obligations	$—	$34,908	$—	$34,908	$33,533
December 31, 2017
Debt securities - held-to-maturity	$267	$4	$265	$536	$536
Long-term debt and other financing obligations	$—	$34,504	$—	$34,504	$31,542
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2018 or 2017.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2018	2017
Medical costs payable, beginning of period	$17,871	$16,391
Acquisitions	333	76
Reported medical costs:
Current year	108,658	97,519
Prior years	(210)	(690)
Total reported medical costs	108,448	96,829
Medical payments:
Payments for current year	(90,348)	(81,237)
Payments for prior years	(16,454)	(14,096)
Total medical payments	(106,802)	(95,333)
Medical costs payable, end of period	$19,850	$17,963
For the nine months ended September 30, 2018, the medical cost reserve development included no individual factors that were significant. For the nine months ended September 30, 2017, the medical cost reserve development was primarily driven by lower than expected health system utilization levels. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $13.8 billion and $12.3 billion at September 30, 2018 and December 31, 2017, respectively.

5.    Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	September 30, 2018			December 31, 2017
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$20	$20	$20	$150	$150	$150
6.000% notes due February 2018	—	—	—	1,100	1,101	1,106
1.900% notes due July 2018	—	—	—	1,500	1,499	1,501
1.700% notes due February 2019	750	750	747	750	749	747
1.625% notes due March 2019	500	500	498	500	501	497
2.300% notes due December 2019	500	492	496	500	495	501
2.700% notes due July 2020	1,500	1,497	1,491	1,500	1,496	1,517
Floating rate notes due October 2020	300	299	300	300	299	300
3.875% notes due October 2020	450	439	456	450	446	467
1.950% notes due October 2020	900	897	881	900	895	892
4.700% notes due February 2021	400	395	412	400	403	425
2.125% notes due March 2021	750	747	732	750	746	744
Floating rate notes due June 2021	350	349	350	—	—	—
3.150% notes due June 2021	400	398	399	—	—	—
3.375% notes due November 2021	500	481	502	500	493	516
2.875% notes due December 2021	750	724	741	750	741	760
2.875% notes due March 2022	1,100	1,031	1,083	1,100	1,054	1,114
3.350% notes due July 2022	1,000	997	999	1,000	996	1,033
2.375% notes due October 2022	900	894	863	900	893	891
0.000% notes due November 2022	15	12	12	15	12	12
2.750% notes due February 2023	625	588	606	625	606	626
2.875% notes due March 2023	750	734	731	750	762	759
3.500% notes due June 2023	750	746	752	—	—	—
3.750% notes due July 2025	2,000	1,989	2,010	2,000	1,987	2,108
3.100% notes due March 2026	1,000	995	961	1,000	995	1,007
3.450% notes due January 2027	750	745	734	750	745	776
3.375% notes due April 2027	625	619	607	625	618	642
2.950% notes due October 2027	950	938	890	950	937	947
3.850% notes due June 2028	1,150	1,142	1,153	—	—	—
4.625% notes due July 2035	1,000	991	1,064	1,000	991	1,165
5.800% notes due March 2036	850	838	1,013	850	837	1,105
6.500% notes due June 2037	500	492	640	500	491	698
6.625% notes due November 2037	650	641	844	650	641	923
6.875% notes due February 2038	1,100	1,076	1,467	1,100	1,075	1,596
5.700% notes due October 2040	300	296	358	300	296	389
5.950% notes due February 2041	350	345	428	350	345	466
4.625% notes due November 2041	600	588	630	600	588	685
4.375% notes due March 2042	502	484	510	502	483	555
3.950% notes due October 2042	625	607	596	625	607	650
4.250% notes due March 2043	750	734	749	750	734	822
4.750% notes due July 2045	2,000	1,972	2,140	2,000	1,972	2,362
4.200% notes due January 2047	750	738	743	750	738	808
4.250% notes due April 2047	725	717	728	725	717	798
3.750% notes due October 2047	950	933	883	950	933	969
4.250% notes due June 2048	1,350	1,329	1,355	—	—	—
Total commercial paper and long-term debt	$32,687	$32,199	$33,574	$31,417	$31,067	$34,029
The Company’s long-term debt obligations included $1.4 billion and $625 million of other financing obligations, of which $230 million and $107 million were classified as current as of September 30, 2018 and December 31, 2017, respectively.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2018, the Company’s outstanding commercial paper had a weighted average annual interest rate of 2.1%.
The Company has $3.0 billion five-year, $3.0 billion three-year and $4.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2022, December 2020 and December 2018, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2018, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2018, annual interest rates would have ranged from 3.1% to 3.4%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. The Company was in compliance with its debt covenants as of September 30, 2018.
6.    Shareholders' Equity
Share Repurchase Program
In June 2018, the Company’s Board of Directors renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of the Company’s common stock. The following table provides details of the Company’s share repurchase activity for the nine months ended September 30, 2018:

(in millions, except per share data)
Common share repurchases, shares	16
Common share repurchases, average price per share	$232.61
Common share repurchases, aggregate cost	$3,650
Board authorized shares remaining	98
Dividends
In June 2018, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual dividend rate of $3.60 per share from $3.00 per share, which the Company had paid since June 2017. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2018 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 20	$0.75	$722
June 26	0.90	866
September 18	0.90	866
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. Those motions were argued in September 2018. The Company cannot reasonably estimate the outcome that may result from this matter given its procedural status.

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2017 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenues - unaffiliated customers:
Premiums	$43,628	$985	$—	$—	$—	$985	$—	$44,613
Products	—	13	29	7,302	—	7,344	—	7,344
Services	2,067	1,196	790	164	—	2,150	—	4,217
Total revenues - unaffiliated customers	45,695	2,194	819	7,466	—	10,479	—	56,174
Total revenues - affiliated customers	—	3,733	1,431	9,960	(352)	14,772	(14,772)	—
Investment and other income	242	125	4	11	—	140	—	382
Total revenues	$45,937	$6,052	$2,254	$17,437	$(352)	$25,391	$(14,772)	$56,556
Earnings from operations	$2,559	$622	$534	$875	$—	$2,031	$—	$4,590
Interest expense	—	—	—	—	—	—	(353)	(353)
Earnings before income taxes	$2,559	$622	$534	$875	$—	$2,031	$(353)	$4,237
Three Months Ended September 30, 2017
Revenues - unaffiliated customers:
Premiums	$38,576	$976	$—	$—	$—	$976	$—	$39,552
Products	—	10	29	6,626	—	6,665	—	6,665
Services	2,005	1,040	677	136	—	1,853	—	3,858
Total revenues - unaffiliated customers	40,581	2,026	706	6,762	—	9,494	—	50,075
Total revenues - affiliated customers	—	3,138	1,297	9,186	(324)	13,297	(13,297)	—
Investment and other income	153	88	1	5	—	94	—	247
Total revenues	$40,734	$5,252	$2,004	$15,953	$(324)	$22,885	$(13,297)	$50,322
Earnings from operations	$2,391	$513	$414	$770	$—	$1,697	$—	$4,088
Interest expense	—	—	—	—	—	—	(294)	(294)
Earnings before income taxes	$2,391	$513	$414	$770	$—	$1,697	$(294)	$3,794

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2018
Revenues - unaffiliated customers:
Premiums	$130,361	$2,794	$—	$—	$—	$2,794	$—	$133,155
Products	—	37	72	20,941	—	21,050	—	21,050
Services	6,248	3,587	2,306	449	—	6,342	—	12,590
Total revenues - unaffiliated customers	136,609	6,418	2,378	21,390	—	30,186	—	166,795
Total revenues - affiliated customers	—	10,979	4,115	29,062	(1,026)	43,130	(43,130)	—
Investment and other income	633	355	15	32	—	402	—	1,035
Total revenues	$137,242	$17,752	$6,508	$50,484	$(1,026)	$73,718	$(43,130)	$167,830
Earnings from operations	$7,316	$1,680	$1,382	$2,469	$—	$5,531	$—	$12,847
Interest expense	—	—	—	—	—	—	(1,026)	(1,026)
Earnings before income taxes	$7,316	$1,680	$1,382	$2,469	$—	$5,531	$(1,026)	$11,821
Nine Months Ended September 30, 2017
Revenues - unaffiliated customers:
Premiums	$115,295	$2,780	$—	$—	$—	$2,780	$—	$118,075
Products	—	33	69	19,107	—	19,209	—	19,209
Services	5,885	2,769	2,011	424	—	5,204	—	11,089
Total revenues - unaffiliated customers	121,180	5,582	2,080	19,531	—	27,193	—	148,373
Total revenues - affiliated customers	—	9,294	3,757	27,196	(894)	39,353	(39,353)	—
Investment and other income	478	231	3	13	—	247	—	725
Total revenues	$121,658	$15,107	$5,840	$46,740	$(894)	$66,793	$(39,353)	$149,098
Earnings from operations	$6,736	$1,267	$1,080	$2,149	$—	$4,496	$—	$11,232
Interest expense	—	—	—	—	—	—	(878)	(878)
Earnings before income taxes	$6,736	$1,267	$1,080	$2,149	$—	$4,496	$(878)	$10,354

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including any impact from the Health Insurance Industry Tax. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds. We will continue seeking to balance growth and profitability across all of these dimensions.
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
Government programs in the public and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and intrinsically lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of regulatory trends and uncertainties. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Part 1, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K.

Medicare Advantage Rates. Final 2019 Medicare Advantage rates resulted in an increase in industry base rates of approximately 3.4%, short of the industry forward medical cost trend, which creates continued pressure in the Medicare Advantage program.
The Tax Cut and Jobs Act (Tax Reform). Tax Reform was enacted by the U.S federal government in December 2017, changing existing federal tax law, including reducing the U.S. corporate income tax rate. The impact of Tax Reform is partially offset by the return of the nondeductible Health Insurance Industry Tax in 2018.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2018 year-over-year operating comparisons to third quarter 2017 and other 2018 significant items.

•	Consolidated revenues grew 12%, UnitedHealthcare revenues grew 13% and Optum revenues grew 11%.

•
UnitedHealthcare served 75,000 fewer people primarily as a result of completion of its commitment to the 2.9 million people under the TRICARE military health care program, partially offset by the addition of 2.2 million people through acquisition and the remainder from organic growth.

•	Earnings from operations increased 12%, including increases of 7% at UnitedHealthcare and 20% at Optum.

•	Due primarily to the impact of Tax Reform, our effective income tax rate decreased 10 percentage points to 22.5%.

•	Diluted earnings per common share increased 29%.

•	Cash flows from operations for the nine months ended were $13.3 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues:
Premiums	$44,613	$39,552	$5,061	13%	$133,155	$118,075	$15,080	13%
Products	7,344	6,665	679	10	21,050	19,209	1,841	10
Services	4,217	3,858	359	9	12,590	11,089	1,501	14
Investment and other income	382	247	135	55	1,035	725	310	43
Total revenues	56,556	50,322	6,234	12	167,830	149,098	18,732	13
Operating costs:
Medical costs	36,158	32,201	3,957	12	108,448	96,829	11,619	12
Operating costs	8,479	7,387	1,092	15	25,371	21,737	3,634	17
Cost of products sold	6,718	6,068	650	11	19,373	17,633	1,740	10
Depreciation and amortization	611	578	33	6	1,791	1,667	124	7
Total operating costs	51,966	46,234	5,732	12	154,983	137,866	17,117	12
Earnings from operations	4,590	4,088	502	12	12,847	11,232	1,615	14
Interest expense	(353)	(294)	(59)	20	(1,026)	(878)	(148)	17
Earnings before income taxes	4,237	3,794	443	12	11,821	10,354	1,467	14
Provision for income taxes	(953)	(1,233)	280	(23)	(2,603)	(3,252)	649	(20)
Net earnings	3,284	2,561	723	28	9,218	7,102	2,116	30
Earnings attributable to noncontrolling interests	(96)	(76)	(20)	26	(272)	(161)	(111)	69
Net earnings attributable to UnitedHealth Group common shareholders	$3,188	$2,485	$703	28%	$8,946	$6,941	$2,005	29%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.24	$2.51	$0.73	29%	$9.09	$7.06	$2.03	29%
Medical care ratio (a)	81.0%	81.4%	(0.4)%		81.4%	82.0%	(0.6)%
Operating cost ratio	15.0	14.7	0.3		15.1	14.6	0.5
Operating margin	8.1	8.1	—		7.7	7.5	0.2
Tax rate	22.5	32.5	(10.0)		22.0	31.4	(9.4)
Net earnings margin (b)	5.6	4.9	0.7		5.3	4.7	0.6
Return on equity (c)	25.9%	22.5%	3.4%		24.6%	22.0%	2.6%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the year presented.

2018 RESULTS OF OPERATIONS COMPARED TO 2017 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increase in revenue was primarily driven by the increase in the number of individuals served through risk-based products across our UnitedHealthcare benefits businesses, pricing trends, including for the return of the Health Insurance Industry Tax in 2018, and growth across the Optum business, primarily due to expansion in care delivery, pharmacy care services, and outsourcing and advisory services.
Medical Costs and MCR
Medical costs increased due to growth in people served through risk-based products and medical cost trends. The MCR decreased due to the revenue effects of the Health Insurance Industry Tax, which more than offset business mix changes and lower favorable reserve development.
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

Reportable Segments
See Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
UnitedHealthcare	$45,937	$40,734	$5,203	13%	$137,242	$121,658	$15,584	13%
OptumHealth	6,052	5,252	800	15	17,752	15,107	2,645	18
OptumInsight	2,254	2,004	250	12	6,508	5,840	668	11
OptumRx	17,437	15,953	1,484	9	50,484	46,740	3,744	8
Optum eliminations	(352)	(324)	(28)	9	(1,026)	(894)	(132)	15
Optum	25,391	22,885	2,506	11	73,718	66,793	6,925	10
Eliminations	(14,772)	(13,297)	(1,475)	11	(43,130)	(39,353)	(3,777)	10
Consolidated revenues	$56,556	$50,322	$6,234	12%	$167,830	$149,098	$18,732	13%
Earnings from operations
UnitedHealthcare	$2,559	$2,391	$168	7%	$7,316	$6,736	$580	9%
OptumHealth	622	513	109	21	1,680	1,267	413	33
OptumInsight	534	414	120	29	1,382	1,080	302	28
OptumRx	875	770	105	14	2,469	2,149	320	15
Optum	2,031	1,697	334	20	5,531	4,496	1,035	23
Consolidated earnings from operations	$4,590	$4,088	$502	12%	$12,847	$11,232	$1,615	14%
Operating margin
UnitedHealthcare	5.6%	5.9%	(0.3)%		5.3%	5.5%	(0.2)%
OptumHealth	10.3	9.8	0.5		9.5	8.4	1.1
OptumInsight	23.7	20.7	3.0		21.2	18.5	2.7
OptumRx	5.0	4.8	0.2		4.9	4.6	0.3
Optum	8.0	7.4	0.6		7.5	6.7	0.8
Consolidated operating margin	8.1%	8.1%	—%		7.7%	7.5%	0.2%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
UnitedHealthcare Employer & Individual	$13,734	$13,054	$680	5%	$40,856	$38,759	$2,097	5%
UnitedHealthcare Medicare & Retirement	18,789	16,306	2,483	15	56,573	49,605	6,968	14
UnitedHealthcare Community & State	11,054	9,378	1,676	18	32,471	27,505	4,966	18
UnitedHealthcare Global	2,360	1,996	364	18	7,342	5,789	1,553	27
Total UnitedHealthcare revenues	$45,937	$40,734	$5,203	13%	$137,242	$121,658	$15,584	13%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2018	2017	2018 vs. 2017
Commercial group:
Risk-based	7,955	7,805	150	2%
Fee-based	18,365	18,610	(245)	(1)
Total commercial group	26,320	26,415	(95)	—
Individual	495	515	(20)	(4)
Fee-based TRICARE	—	2,855	(2,855)	(100)
Total commercial	26,815	29,785	(2,970)	(10)
Medicare Advantage	4,915	4,390	525	12
Medicaid	6,630	6,375	255	4
Medicare Supplement (Standardized)	4,540	4,415	125	3
Total public and senior	16,085	15,180	905	6
Total UnitedHealthcare - domestic medical	42,900	44,965	(2,065)	(5)
International	6,070	4,080	1,990	49
Total UnitedHealthcare - medical	48,970	49,045	(75)	—%
Supplemental Data:
Medicare Part D stand-alone	4,725	4,945	(220)	(4)%
The overall increase in people served through risk-based benefit plans in the commercial group market was driven by broad-based growth, primarily in services to small groups. Fee-based commercial group business declined primarily due to attrition at certain large commercial accounts. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. Medicaid growth was driven by the combination of new state-based awards and growth in established programs. Medicare Supplement growth reflected strong customer retention and new sales. International growth was primarily driven by an acquisition in the first quarter.
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
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic and acquisition-related growth in business process outsourcing and care provider advisory services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to growth in specialty pharmacy, home delivery services, and overall prescription growth. OptumRx fulfilled 331 million and 321 million adjusted scripts, in the third quarters of 2018 and 2017, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2018	2017	2018 vs. 2017
Sources of cash:
Cash provided by operating activities	$13,317	$16,173	$(2,856)
Issuances of commercial paper and long-term debt, net of repayments	1,200	—	1,200
Proceeds from common stock issuances	745	604	141
Customer funds administered	1,552	3,659	(2,107)
Total sources of cash	16,814	20,436
Uses of cash:
Common stock repurchases	(3,650)	(1,173)	(2,477)
Cash paid for acquisitions, net of cash assumed	(5,824)	(908)	(4,916)
Purchases of investments, net of sales and maturities	(3,729)	(3,566)	(163)
Repayments of commercial paper and long-term debt, net of issuances	—	(4,877)	4,877
Purchases of property, equipment and capitalized software	(1,505)	(1,391)	(114)
Cash dividends paid	(2,454)	(2,046)	(408)
Other	(1,273)	(654)	(619)
Total uses of cash	(18,435)	(14,615)
Effect of exchange rate changes on cash and cash equivalents	(97)	18	(115)
Net (decrease) increase in cash and cash equivalents	$(1,718)	$5,839	$(7,557)
2018 Cash Flows Compared to 2017 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by a decrease in unearned revenues due to the September 2017 receipt of our October CMS premium payment of $4.6 billion, offset by higher net earnings, and the year-over-year impact of the return of the Health Insurance Industry Tax. In October 2018, we paid our portion of the 2018 Health Insurance Industry Tax of $2.6 billion.
Other significant changes in sources or uses of cash year-over-year included net issuances of debt in 2018 compared to net repayments in 2017, an increase in cash paid for acquisitions, increased share repurchases and a decrease in customer funds administered primarily due to the September 2017 receipt of our October CMS payment.
Financial Condition
As of September 30, 2018, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $44 billion included approximately $10 billion of cash and cash equivalents (of which $0.9 billion was available for general corporate use), $31 billion of debt securities and $2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “Double A” as of September 30, 2018. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 55%. As of September 30, 2018, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 37%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of September 30, 2018 were as follows:

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
Share Repurchase Program. As of September 30, 2018, we had Board authorization to purchase up to 98 million shares of our common stock. For more information on our share repurchase program, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017 was disclosed in our 2017 10-K. During the nine months ended September 30, 2018, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage exposure to market interest rates by diversifying investments across different fixed-income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. Unrealized gains and losses on investments in available-for-sale debt securities are reported in comprehensive income.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2018 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2018
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$261	$187	$(2,192)	$(4,652)
1	131	94	(1,118)	(2,557)
(1)	(131)	(94)	1,109	2,814
(2)	(254)	(187)	2,167	6,283

(a)
Given the low absolute level of short-term market rates on our floating-rate assets as of September 30, 2018, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in investment income as the rate cannot fall below zero.

(b)	As of September 30, 2018, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2018, we repurchased approximately 2 million shares at an average price of $259.78 per share. As of September 30, 2018, we had Board authorization to purchase up to 98 million shares of our common stock.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	November 8, 2018
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 8, 2018
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 8, 2018
Thomas E. Roos