Form 10-K
period 2018-12-31
UNITEDHEALTH GROUP INC
filed 2019-02-12
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting company	[ ]			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was $234,490,429,732 (based on the last reported sale price of $245.34 per share on June 30, 2018, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2019, there were 959,538,515 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I

ITEM 1.	BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone. The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
Through our diversified family of businesses, we leverage core competencies in data and health information; advanced technology; and clinical expertise. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
UnitedHealthcare provides health care benefits to an array of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and individual consumers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global includes the provision of health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and other diversified global health businesses.
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
Through UnitedHealthcare and Optum, in 2018, we processed more than three-quarters of a trillion dollars in gross billed charges and we managed more than $250 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health care industry; and investment and other income. Our two business platforms have four reportable segments:

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
UnitedHealthcare
Through its health benefits offerings, UnitedHealthcare is enabling better health, helping to control rising health care costs and creating a better health care experience for its customers. UnitedHealthcare’s market position is built on:

•	strong local-market relationships;

•	the breadth of product offerings, which are responsive to many distinct market segments in health care;

•	service and advanced technology, including digital consumer engagement;

•	competitive medical and operating cost positions;

•	effective clinical engagement;

•	extensive expertise in distinct market segments; and

•	innovation for customers and consumers.
UnitedHealthcare utilizes Optum’s capabilities to help coordinate patient care, improve affordability of medical care, analyze cost trends, manage pharmacy benefits, work with care providers more effectively and create a simpler consumer experience.
In the United States, UnitedHealthcare arranges for discounted access to care through networks that include 1.3 million physicians and other health care professionals and more than 6,000 hospitals and other facilities.

UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, and individual consumers. UnitedHealthcare Employer & Individual provides access to medical services for 27 million people on behalf of our customers and alliance partners, including employer customers serving people across all 50 states, the District of Columbia and most U.S. territories. Products are offered through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
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
UnitedHealthcare Employer & Individual’s major product families include:
Traditional Products. Traditional products include a full range of medical benefits and network options, and offer a spectrum of covered services, including preventive care, direct access to specialists and catastrophic protection.
Consumer Engagement Products. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs, consumer education and other digital offerings.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy care services products, which complement its service offerings by improving quality of care, engaging consumers and providing cost-saving options. Consumers served by UnitedHealthcare Employer & Individual can access clinical products that help them make better health care decisions and better use of their medical benefits, which contribute to improved health and lowered medical expenses.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on offering type (risk-based or self-funded), line of business (e.g., small business, key accounts, public sector, national accounts or individual consumers) and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include:

•	wellness programs;

•	decision support;

•	utilization management;

•	case and disease management;

•	complex condition management;

•	on-site programs, including biometrics and flu shots;

•	incentives to reinforce positive behavior change;

•	mental health/substance use disorder management; and

•	employee assistance programs.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmacy care services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs that offer improved value and outcomes, helping consumers take actions to improve their health and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
Specialty Offerings. Through its broad network, UnitedHealthcare Employer & Individual delivers dental, vision, hearing, life, transportation, critical illness and disability product offerings using an integrated approach in private and retail settings.
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services, as well as services dealing with chronic disease and other specialized issues common among older people. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing senior market segment, providing products and services in all 50 states, the District of Columbia and most U.S. territories. UnitedHealthcare Medicare & Retirement has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
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
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients, including AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, and state and U.S. government agencies. Products are also offered through employer groups and agent channels.
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. Medicare Advantage plans are designed to compete at the local level, taking into account consumer and care provider preferences, competitor offerings, our quality and cost initiatives, our historical financial results and the long-term payment rate outlook for each geographic area. UnitedHealthcare Medicare & Retirement served 4.9 million people through its Medicare Advantage products as of December 31, 2018.
Built on more than 20 years of experience, UnitedHealthcare Medicare & Retirement’s senior-focused care management model operates at a medical cost level below that of traditional Medicare, while helping seniors live healthier lives. Through our HouseCalls program, nurse practitioners performed 1.5 million in-home preventive care visits in 2018 to address unmet care opportunities and close gaps in care. Our Navigate4Me program provides a single point of contact and a direct line of support for individuals as they go through their health care experiences. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify people at high risk and enable care managers to create individualized care plans that help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2018, UnitedHealthcare enrolled 9.0 million people in the Medicare Part D programs, including 4.7 million individuals in the stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
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
Premium revenues from CMS represented 30% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2018, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs that care for the economically disadvantaged, the medically underserved and people without the benefit of employer-funded health care coverage, in exchange for a monthly premium per member from the state program. In some cases, these premiums are subject to experience or risk adjustments. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families (TANF), Children’s Health Insurance Programs (CHIP), Dual SNPs (DSNPs), Aged, Blind and Disabled and other federal, state and community health care programs. As of December 31, 2018, UnitedHealthcare Community & State participated in programs in 30 states and the District of Columbia, and served 6.5 million people; including 1 million people through Medicaid expansion programs in 15 states under the Patient Protection and Affordable Care Act (ACA).
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
These health plans and care programs are designed to address the complex needs of the populations they serve, including the chronically ill, people with disabilities and people with a higher risk of medical, behavioral and social conditions. UnitedHealthcare Community & State administers benefits for the unique needs of children, pregnant women, adults, seniors and those who are institutionalized or are nursing home eligible. These individuals often live in areas that are medically underserved and are less likely to have a consistent relationship with the medical community or a care provider. They also often face significant social and economic challenges.
UnitedHealthcare Community & State leverages the national capabilities of UnitedHealth Group locally, supporting effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes and the ability to adapt to a changing national and local market environment. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care and often addresses other social determinants that can affect people’s health status and health system usage.
Approximately 75% of the people in state Medicaid programs are served by managed care, but this population represents only 50% of total Medicaid spending. UnitedHealthcare Community & State’s business development opportunities include entering fee-for-service markets converting to managed care, which represents a population of nearly 8 million people; and growing in existing managed care markets, including state expansions to populations with more complex needs requiring more sophisticated models of care. This expansion includes integrated care management of physical, behavioral, long-term care services and supports, and social services by applying strong data analytics and community-based collaboration.
UnitedHealthcare Community & State continues to evolve its clinical model to enhance quality and the clinical experience for the people it serves. The model enables UnitedHealthcare Community & State to quickly identify the people who could benefit most from more highly coordinated care; typically, the 5% who are most at risk drive over 50% of states’ medical costs.

UnitedHealthcare Global
UnitedHealthcare Global serves 6.2 million people with medical benefits, residing principally in Brazil, Chile, Colombia and Peru but also in more than 130 other countries. UnitedHealthcare Global owns and operates more than 300 hospitals, specialty centers, primary care and emergency services clinics in South America and Portugal. UnitedHealthcare Global provides a comprehensive range of health and mobilization capabilities and supports the health systems of individual nations with support for improving health care financing and delivery. Clients include multi-national and local businesses, governments and individual consumers around the world.
Global Markets. UnitedHealthcare Global serves local populations in select markets around the world, primarily in Brazil; Chile; Colombia; Peru; and Portugal, by touching nearly every aspect of health care and leveraging expertise in clinical care management and health care data to improve outcomes, raise quality and constrain costs.
In Brazil, Amil provides health benefits to 4.1 million people through a broad network of owned and affiliated clinics, hospitals and care providers. Dental benefits are also provided to 2.2 million people. Amil’s members have access to a provider network of physicians and other health care professionals, hospitals, laboratories and diagnostic imaging centers. Americas Serviços Médicos offers health care delivery in Brazil through hospitals, ambulatory clinics and surgery centers to Amil members and consumers served by the external payer market.
Empresas Banmédica provides health benefits and health care services to 2.1 million people in Chile, Colombia and Peru through a network of owned and affiliated clinics, hospitals and care providers. Empresas Banmédica owns and operates hospitals, clinics and outpatient centers.
Lusíadas Saúde provides clinical services to people in Portugal through an owned network of hospitals and outpatient clinics.
Global Solutions. UnitedHealthcare Global includes other diversified global health services with a variety of offerings for international customers.
Optum
Optum is a technology-enabled health services business serving the broad health care marketplace, including:

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
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and health-related financial needs of 93 million unique individuals. OptumHealth enables population health through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth products and services deliver value by improving quality and patient satisfaction while lowering cost. OptumHealth builds high-performing networks and centers of excellence across the care continuum, by working directly with physicians to advance population health and by coordinating care for the most medically complex patients.
OptumHealth serves patients and care providers through its local ambulatory care services business and delivers care through a physician-led, patient-centric and data-driven organization comprised of more than 35,000 employed, managed or contracted physicians. OptumHealth also enables care providers’ transition from traditional, fee-for-service care delivery to performance-based delivery and payment models that improve the focus on patient health and outcomes, such as those emerging through accountable care organizations (ACOs) and local care provider partnerships. Through strategic partnerships, alliances and ownership arrangements, OptumHealth helps care providers adopt new approaches and technologies that improve the coordination of care across all providers involved in patient care. MedExpress’ neighborhood care centers provide urgent and walk-in care services with a consumer-friendly approach and Surgical Care Affiliates’ independent ambulatory surgical centers and surgical hospitals provide high-value surgical services at a substantially lower cost than a traditional in-patient hospital setting.
OptumServe provides a wide range of health services specifically tailored to active military and veterans and the agencies that support them.
OptumHealth serves people through population health services that meet both the preventive care and health intervention needs of consumers across the care continuum - physical health and wellness, mental health, complex medical conditions, disease management, hospitalization and post-acute care. This includes offering access to proprietary networks of provider specialists in many clinical specialties, including behavioral health, organ transplant, chiropractic and physical therapy. OptumHealth engages consumers in managing their health, including guidance, tools and programs that help them achieve their health goals and maintain healthy lifestyles.
Optum Financial Services, through Optum Bank, a wholly-owned subsidiary, serves consumers through 5.2 million health savings and other accounts approaching $10 billion in assets under management as of December 31, 2018. During 2018, Optum Bank processed nearly $160 billion in digital medical payments to physicians and other health care providers. Organizations across the health system rely on Optum to manage and improve payment flows through its highly automated, scalable, digital payment systems.
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
OptumHealth sells its products primarily through its direct sales force, strategic collaborations and external producers in three markets: employers (which includes the sub-markets of large, mid-sized and small employers), payers (which includes the sub-markets of health plans, TPAs, underwriter/stop-loss carriers and individual market intermediaries) and government entities (which includes states, CMS, the Department of Defense, the Veterans Administration and other federal procurement agencies).
OptumInsight
OptumInsight provides services, technology and health care expertise to major participants in the health care industry. OptumInsight’s capabilities are focused on technology, research and consulting and managed services that help improve the quality of care and drive greater efficiency in the health care system. Technology includes population health and risk analytics, administrative and clinical technology for claims editing, risk adjustment and payment integrity, health information and electronic data exchange and technology strategy and management. Research and consulting helps organizations reduce administrative costs and implement best practices to improve clinical performance. Managed services provides solutions such as revenue cycle management, risk analytics, payment integrity outsourcing and state Medicaid data and technology management. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations that comprise the health care industry depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, advance quality, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
Many of OptumInsight’s software and information products and professional services are delivered over extended periods, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with OptumInsight’s customers. OptumInsight’s aggregate backlog at December 31, 2018 was $17.0 billion, of which $8.6 billion is expected to be realized within the next 12 months. The aggregate backlog includes $6.2 billion related to intersegment agreements. OptumInsight’s aggregate backlog at December 31, 2017, was $15.0 billion. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.
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
Care Providers. Serving more than four out of five U.S. hospitals and more than 100,000 physicians, OptumInsight assists care providers in meeting their challenge to improve patient outcomes and care amid changing payment models and pressures. OptumInsight brings a broad array of solutions to help care providers meet these challenges, with particular focus on clinical performance and quality improvement, population health, data management and analytics, revenue management, cost containment, compliance, cloud-enabled collaboration and consumer engagement.
Health Plans. OptumInsight serves three out of four U.S. health plans through cost-effective, technology-enabled solutions that help them improve efficiency, understand and optimize growth while managing risk, deliver on clinical performance and compliance goals, and build and manage strong networks of care.
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
OptumRx
OptumRx provides a full spectrum of pharmacy care services to 65 million people in the United States through its network of more than 67,000 retail pharmacies, multiple home delivery, specialty and compounding pharmacies and through the provision of home infusion services. In 2018, OptumRx added capabilities in managing limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology as well as capabilities to serve the growing pharmacy needs of people with behavioral health and substance use disorders, particularly Medicare and Medicaid beneficiaries.
OptumRx’s comprehensive whole-person approach to pharmacy care services integrates demographic, medical, laboratory, pharmaceutical and other clinical data and applies analytics to drive clinical care insight to support care treatments and compliance, benefiting clients and individual consumers through enhanced services, elevated clinical quality and cost trend management.
In 2018, OptumRx managed $91 billion in pharmaceutical spending, including $40 billion in specialty pharmaceutical spending.
OptumRx provides pharmacy care services to a number of health plans, including a substantial majority of UnitedHealthcare members, large national employer plans, unions and trusts and government entities. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
OptumRx offers multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner, which are designed to promote good health outcomes, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that affect member health and client pharmacy and medical spend. OptumRx provides various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. OptumRx offers a distinctive approach to integrating the management of medical and pharmaceutical care, using data and advanced analytics to help improve comprehensive decision-making, elevate quality, close gaps in care and reduce costs for customers and members.
As of December 31, 2018, OptumRx operated four home delivery pharmacies in the United States, which provide patients with access to maintenance medications and enables OptumRx to manage clients’ drug costs through operating efficiencies and economies of scale. As of December 31, 2018, OptumRx’s specialty pharmacy operations included more than 70 specialty and infusion pharmacies located throughout the United States that are used for delivery of advanced medications to people with chronic or genetic diseases and disorders. OptumRx also operates community mental health facility pharmacies, which help align benefits, care management and pharmacy services for those living with complex, chronic medical and behavioral health issues.

GOVERNMENT REGULATION
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
UnitedHealthcare Community & State has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance and the regulatory environment with respect to these programs is complex. We are also subject to federal law and regulations relating to the administration of contracts with federal agencies. In addition, our business is subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust compliance.
The Tax Cuts and Jobs Act. In December 2017, the U.S. federal government enacted a tax bill (Tax Cuts and Jobs Act or Tax Reform). The Tax Cuts and Jobs Act changed existing United States tax law and included numerous provisions that affected our results of operations, financial position and cash flows. For instance, Tax Reform reduced the U.S. corporate income tax rate and changed business-related exclusions and deductions and credits.
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
The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA. These federal laws and state statutes generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and generally prescribe safeguards for the protection of personal information. Neither the GLBA nor HIPAA privacy regulations preempt more stringent state laws and regulations that may apply to us, as discussed below.

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
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We file reports annually with Connecticut, our lead regulator, and with New York, as required by that state’s regulation. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with the ACA, which may affect our operations and our financial results.
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
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distribution laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
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
Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices that involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation.

The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change.
Pharmacy and Pharmacy Benefits Management (PBM) Regulations
OptumRx’s businesses include home delivery, specialty and compounding pharmacies, as well as clinic-based pharmacies that must be licensed as pharmacies in the states in which they are located. Certain of our home delivery, specialty and compounding pharmacies must also register with the U.S. Drug Enforcement Administration (DEA) and individual state controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our home delivery, specialty and compounding pharmacies are located, we also are required to comply with laws and regulations in some non-resident states where we deliver pharmaceuticals, including those requiring us to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our home delivery, specialty and compounding pharmacies to follow the laws of the state in which the pharmacies are located, but some states also require us to comply with the laws of that non-resident state when pharmaceuticals are delivered there. Additionally, certain of our pharmacies that participate in programs for Medicare and state Medicaid providers are required to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our home delivery and specialty pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
Federal and state legislation of PBM activities affect both our ability to limit access to a pharmacy provider network or remove network providers. Additionally, many states limit our ability to manage and establish maximum allowable costs for generic prescription drugs. With respect to formulary services, a number of government entities, including CMS, HHS and state departments of insurance, regulate the administration of prescription drug benefits offered through federal or state exchanges. Many states also regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. These regulations could limit or preclude (i) certain plan designs, (ii) limited networks, (iii) requirements to use particular care providers or distribution channel, (iv) copayment differentials among providers and (v) formulary tiering practices.
Legislation seeking to regulate PBM activities introduced or enacted at the federal or state level could impact our business practices with others in the pharmacy supply chain, including pharmaceutical manufacturers and network providers. Additionally, organizations like the NAIC periodically issue model regulations and credentialing organizations, like the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC), may establish standards that impact PBM pharmacy activities. While these model regulations and standards do not have the force of law, they may influence states to adopt their recommendations and impact the services we deliver to our clients.
Consumer Protection Laws
Certain of our businesses participate in direct-to-consumer activities and are subject to regulations applicable to on-line communications and other general consumer protection laws and regulations such as the Federal Tort Claims Act, the Federal Postal Service Act and the FTC’s Telemarketing Sales Rule. Most states also have similar consumer protection laws.
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
COMPETITION
As a diversified health care company, we operate in highly competitive markets across the full expanse of health care benefits and services, including organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants and business combinations also contribute to a dynamic and competitive environment. We compete fundamentally on the quality and value we provide to those we serve, which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

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
EMPLOYEES
As of December 31, 2018, we employed 300,000 individuals.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 12, 2019, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	66	Executive Chair of the Board
David S. Wichmann	56	Chief Executive Officer
Steven H. Nelson	59	Executive Vice President; Chief Executive Officer of UnitedHealthcare
Andrew P. Witty	54	Executive Vice President; Chief Executive Officer of Optum
John F. Rex	56	Executive Vice President; Chief Financial Officer
Thomas E. Roos	46	Senior Vice President; Chief Accounting Officer
Marianne D. Short	67	Executive Vice President; Chief Legal Officer
D. Ellen Wilson	61	Executive Vice President; Chief Human Resources Officer
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
Mr. Nelson is Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare and has served in that capacity since August 2017. Mr. Nelson served as Chief Executive Officer of UnitedHealthcare’s Medicare & Retirement, from March 2014 to August 2017. He served as Chief Executive Officer of UnitedHealthcare Community & State from August 2012 to March 2014. From January 2008 to July 2012 he served as President of UnitedHealthcare Community & State and then as Chief Executive Officer of UnitedHealthcare Employer & Individual’s West Region business.
Mr. Witty is Executive Vice President of UnitedHealth Group and Chief Executive Officer of Optum and has served in that capacity since July 2018. He previously served as a UnitedHealth Group director from August 2017 to March 2018. Prior to joining UnitedHealth Group, Mr. Witty was CEO and a board member of GlaxoSmithKline, a global pharmaceutical company, from 2008 to April 2017.
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
Mr. Roos is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since August 2015. Prior to joining UnitedHealth Group, Mr. Roos was a Partner at Deloitte & Touche LLP, an independent registered public accounting firm, from September 2007 to August 2015.
Ms. Short is Executive Vice President and Chief Legal Officer of UnitedHealth Group and has served in that capacity since January 2013. Prior to joining UnitedHealth Group, Ms. Short served as the Managing Partner at Dorsey & Whitney LLP, an international law firm, from January 2007 to December 2012.
Ms. Wilson is Executive Vice President and Chief Human Resources Officer of UnitedHealth Group and has served in that capacity since June 2013. From January 2012 to May 2013, Ms. Wilson served as Chief Administrative Officer of Optum. Prior to joining Optum, Ms. Wilson served for 17 years at Fidelity Investments, concluding her tenure there as head of Human Resources.
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
Our transfer agent, Equiniti (EQ), can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: EQ Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, or telephone (800) 401-1957 or (651) 450-4064.

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
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise nearly 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for and effectively manage medical costs. In addition, our OptumHealth business negotiates capitation arrangements with commercial third-party payers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. If we fail to predict accurately, or effectively price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies and Medicaid contracts are typically based on a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on Medicare policies is based on bids submitted to CMS in June the year before the contract year. Although we base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, large-scale medical emergencies, the introduction of new or costly drugs, treatments and technology, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2018 medical costs for commercial insured products had been 1% higher than our actual medical costs, without proportionally higher revenues from such products, our annual net earnings for 2018 would have been reduced by approximately $305 million, excluding any offsetting impact from risk adjustment or from reduced premium rebates due to minimum MLRs.
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
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk that they would be required to pay a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Certain of our businesses provide products or services to various government agencies. For example, some of our UnitedHealthcare and Optum businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of contracts that we hold with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies that might be viewed as an actual or potential conflict of interest. These laws may limit our ability to pursue and perform certain types of work, thereby materially and adversely affecting our results of operations, financial position and cash flows.
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
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent change. For example, legislative, administrative and public policy changes to the ACA are being considered, and we cannot predict if the ACA will be further modified or repealed or replaced. Litigation challenges have been brought seeking to invalidate the ACA in whole or in part; and a federal district court struck down the ACA in its entirety as unconstitutional in 2018. That opinion has been stayed and appealed. Further, the integration into our businesses of entities that we acquire may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules that did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
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
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary by jurisdiction. We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our UnitedHealthcare Global business subjects us to Brazilian laws and regulations affecting hospitals, managed care and insurance industries and to regulation by Brazilian regulators, including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, while the Banmédica business is subject to Chilean, Colombian and Peruvian laws, regulations and regulators applicable to hospitals and private insurance. Any international regulator may take an approach to the interpretation, implementation and enforcement of industry regulations that could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations.
The health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity may adversely affect our stock price and damage our reputation in various markets.

As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments, audits and government investigations that could materially and adversely affect our business, results of operations, financial position and cash flows.
We participate in various federal, state and local government health care benefit programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs and CHIP, and receive substantial revenues from these programs. Certain of our Optum businesses also provide services to payers participating in government health care programs. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies, or termination of the contract at the option of the government, may materially and adversely affect our results of operations, financial position and cash flows.
The government health care programs in which we participate generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit.
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
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system that provides various quality bonus payments to Medicare Advantage plans that meet certain quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial position and cash flows. Any changes in standards or care delivery models that apply to government health care programs, including Medicare and Medicaid, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
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

We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. For example, various governmental agencies have conducted investigations into certain PBM practices, which have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. Additionally, such investigations, audits or reviews sometimes arise out of, or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
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
We routinely process, store and transmit large amounts of data in our operations, including protected personal information as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Our facilities and services may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human error; malicious social engineering; or other events that could negatively affect our systems, our customers’ data, proprietary or confidential information relating to our business or third parties, or our operations. In certain circumstances we may rely on third party vendors to process, store and transmit large amounts of data for our business whose operations are subject to similar risks.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us or our customers or other third-parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in litigation and potential liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers that utilize protected personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of protected personal information is regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA imposed further restrictions on our ability to collect, disclose and use protected personal information and imposed additional compliance requirements on our business.
Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the European Union, Brazil, Chile, India and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers. For example, effective May 2018, the European Union’s General Data Protection Regulation (GDPR) overhauled data protection laws in the European Union. The new regulation superseded prior European Union privacy and data protection legislation, imposed more stringent European Union data protection requirements on us or our customers, and prescribed greater penalties for noncompliance. Brazilian privacy legislation, similar in certain respects to GDPR, goes into effect in 2020.
Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data.
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
Through our Optum businesses, including our Optum Labs business, we maintain a database of administrative and clinical data that is statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business and, among other consequences, could subject us to mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards. Any of these consequences could have a material and adverse effect on our results of operations, financial position and cash flows.
Our businesses providing pharmacy care services face regulatory and operational risks and uncertainties that may differ from the risks of our other businesses.
We provide pharmacy care services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. As a provider of pharmacy benefit management services, OptumRx is also subject to an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy benefit manager. OptumRx also conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the FDA and Boards of Pharmacy. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies.
We could face potential claims in connection with purported errors by our home delivery, specialty or compounding or clinic-based pharmacies or the provision of home infusion services, including as a result of the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions from any of our home delivery, specialty pharmacy or home infusion services could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans that are subject to ERISA. A private party or the DOL, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where those businesses are not contractually obligated to assume fiduciary obligations. If a court were to determine that fiduciary obligations apply, we could be subject to claims for breaches of fiduciary obligations or claims that we entered into certain prohibited transactions.
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
In addition, our success in the health care marketplace will depend on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services that are useful and relevant to consumers, we may not remain competitive, and we risk losing market share to existing competitors and disruptive new market entrants. For example, new direct-to-consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits and health care usage, and we may face challenges from new technologies and market entrants that could affect our existing relationship with health plan enrollees in these areas. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
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
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, ACOs; practice management companies (which aggregate physician practices for administrative efficiency); and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
Our health care benefits businesses have capitation arrangements with some physicians, hospitals and other health care providers. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider, under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with which we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
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
The success of some of our businesses, including OptumHealth and UnitedHealthcare Global, depend on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. There is and will likely be heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.
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
We are routinely subject to various legal actions due to the nature of our business, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. While we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
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

As we expand and operate our business outside of the United States, we are presented with challenges that differ from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management and other resources to the acquired businesses before we realize anticipated synergies or other benefits from the acquired businesses. These challenges vary widely by country and may include political instability, government intervention, discriminatory regulation and currency exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate, or converting local currencies that we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
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
Our products and services are sold in part through nonexclusive producers and consultants for whose services and allegiance we must compete. Our sales would be materially and adversely affected if we are unable to attract, retain and support such independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels. Our relationships with producers could be materially and adversely impacted by changes in our business practices and the nature of our relationships to address these pressures, including potential reductions in commission levels.
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
During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to apply to payments already negotiated or received from the government and could materially and adversely affect our results of operations, financial position and cash flows. In addition, state and federal budgetary pressures could cause the affected governments to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on health insurance and surcharges or fees on select fee-for-service and capitated medical claims. Any of these developments or actions could materially and adversely affect our results of operations, financial position and cash flows.
A prolonged unfavorable economic environment also could adversely impact the financial position of hospitals and other care providers, which could materially and adversely affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could adversely impact the customers of our Optum businesses, including health plans, hospitals, care providers, employers and others, which could, in turn, materially and adversely affect Optum’s financial results.
Our investment portfolio may suffer losses, which could adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which constitute the vast majority of the fair value of our investments as of December 31, 2018. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments, which could adversely affect our profitability and equity.

There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2018, our goodwill and other intangible assets had a carrying value of $68 billion, representing 45% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely impact our credit ratings and potentially impact our compliance with the financial covenants in our bank credit facilities.
If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our ability to price adequately our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to report accurately our results of operations depends on the integrity of the data in our information systems. We periodically consolidate, integrate, upgrade and expand our information systems’ capabilities as a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, experience problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, become subject to regulatory sanctions or penalties, incur increases in operating expenses or suffer other adverse consequences. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems’ capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
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
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Legal Matters” and “Governmental Investigations, Audits and Reviews” in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2019, there were 11,948 registered holders of record of our common stock.
DIVIDEND POLICY
In June 2018, our Board of Directors increased the Company’s annual cash dividend rate to shareholders to $3.60 per share compared to $3.00 per share, which the Company had paid since June 2017. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the fourth quarter of 2018, we repurchased 3.3 million shares at an average price of $256.15 per share. As of December 31, 2018, we had Board authorization to purchase up to 94 million shares of our common stock.
PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index, the S&P Health Care Index and the Dow Jones US Industrial Average Index for the five-year period ended December 31, 2018. We have also included the customized peer group of certain Fortune 50 companies that we have compared ourselves to in prior years. We believe that these indices provide a more meaningful comparison than the previous subset of the Fortune 50 given our diverse businesses. The comparisons assume the investment of $100 on December 31, 2013 in our common stock and in each index, and that dividends were reinvested when paid.
The Fortune 50 Group consists of the following companies: American International Group, Inc., Berkshire Hathaway Inc., Cardinal Health, Inc., Citigroup Inc., General Electric Company, International Business Machines Corporation and Johnson & Johnson. We are not included in this Fortune 50 Group index. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies are weighted according to the stock market capitalizations of the companies at January 1 of each year.

	12/13	12/14	12/15	12/16	12/17	12/18
UnitedHealth Group	$100.00	$136.46	$161.37	$223.35	$312.29	$357.64
S&P Health Care Index	100.00	125.34	133.97	130.37	159.15	169.44
Dow Jones US Industrial Average	100.00	110.04	110.28	128.47	164.58	158.85
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Fortune 50 Group	100.00	105.33	108.75	123.33	126.45	103.96
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
(in millions, except percentages and per share data)	2018	2017 (a)	2016	2015 (b)	2014
Consolidated operating results
Revenues	$226,247	$201,159	$184,840	$157,107	$130,474
Earnings from operations	17,344	15,209	12,930	11,021	10,274
Net earnings attributable to UnitedHealth Group common shareholders	11,986	10,558	7,017	5,813	5,619
Return on equity (c)	24.4%	24.4%	19.4%	17.7%	17.3%
Basic earnings per share attributable to UnitedHealth Group common shareholders	$12.45	$10.95	$7.37	$6.10	$5.78
Diluted earnings per share attributable to UnitedHealth Group common shareholders	12.19	10.72	7.25	6.01	5.70
Cash dividends declared per common share	3.45	2.875	2.375	1.875	1.405

Consolidated cash flows from (used for)
Operating activities	$15,713	$13,596	$9,795	$9,740	$8,051
Investing activities	(12,385)	(8,599)	(9,355)	(18,395)	(2,534)
Financing activities	(4,365)	(3,441)	(1,011)	12,239	(5,293)

Consolidated financial condition
(as of December 31)
Cash and investments	$46,834	$43,831	$37,143	$31,703	$28,063
Total assets	152,221	139,058	122,810	111,254	86,300
Total commercial paper and long-term debt	36,554	31,692	32,970	31,965	17,324
Redeemable noncontrolling interests	1,908	2,189	2,012	1,736	1,388
Total equity	54,319	49,833	38,177	33,725	32,454

(a)	Includes the impact of the revaluation of our net deferred tax liabilities due to Tax Reform enacted in December 2017.

(b)	Includes the effects of the July 2015 acquisition of Catamaran Corporation (Catamaran) and related debt issuances.

(c)
Return on equity is calculated as net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the four quarters of the year presented.

This selected financial data should be read with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto included in Item 8, “Financial Statements and Supplementary Data.” Readers are cautioned that the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below in this Item 7 and in Part I, Item 1A, “Risk Factors.”
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone. Through our diversified family of businesses, we leverage core competencies in data analytics and health information; advanced technology; and clinical expertise. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises 18% of gross domestic product (GDP). We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum MLR thresholds. We will continue seeking to balance growth and profitability across all of these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. The ACA included an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. A provision in the 2018 federal budget imposed a one year moratorium for 2019 on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover a portion of calendar year 2019 reflected the impact of the moratorium. The industry has continued to experience favorable medical cost trends due to moderated utilization, which has impacted the competitive pricing environment.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect continued Medicaid revenue growth due to anticipated changes in mix and increases in the number of people we serve; we also believe that the payment rate environment creates the risk of downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates that are commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care.

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
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2018, we served nearly 17 million people through some form of aligned contractual arrangement, including full-risk, shared-risk and bundled episode-of-care and performance incentive payment approaches. As of December 31, 2018, our contracts with value-based elements totaled $74 billion in annual spending, including $18 billion through risk-transfer agreements.
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
Medicare Advantage Rates. Final 2019 Medicare Advantage rates resulted in an increase in industry base rates of 3.4%, short of the industry forward medical cost trend, which creates continued pressure in the Medicare Advantage program.
The ongoing pressure on Medicare Advantage funding places continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate pressures and reductions. In some years, these adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits and implement or increase the member premiums that supplement the monthly payments we receive from the government. Additionally, we decide annually on a county-by-county basis where we will offer Medicare Advantage plans.
As Medicare Advantage payments change, other products may become relatively more attractive to Medicare beneficiaries and increase the demand for other senior health benefits products, such as our market-leading Medicare Supplement and stand-alone Medicare Part D insurance offerings.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses.
Tax Reform. Tax Reform was enacted by the U.S federal government in December 2017, changing existing United States tax law, including reducing the U.S. corporate income tax rate. In 2018, the impact of Tax Reform was partially offset by the return of the nondeductible Health Insurance Industry Tax.
Health Insurance Industry Tax. After a moratorium in 2017, the industry-wide amount of the Health Insurance Industry Tax in 2018 was $14.3 billion, with our portion being $2.6 billion. The return of the tax impacted year-over-year comparability of our financial results, including revenues, the medical care ratio (MCR), operating cost ratio and effective tax rate. A one year moratorium is imposed on the collection of the Health Insurance Industry Tax in 2019.
SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2018 year-over-year operating comparisons to 2017.

•	Consolidated revenues increased by 12%, UnitedHealthcare revenues increased 12% and Optum revenues grew 11%.

•
UnitedHealthcare’s addition of 2.2 million people through acquisition and 250,000 through organic growth was offset by 2.9 million fewer people served as a result of completion of its commitment under the TRICARE military health care program.

•	Earnings from operations increased by 14%, including increases of 7% at UnitedHealthcare and 23% at Optum.

•	Diluted earnings per common share increased 14% to $12.19.

•	Cash flows from operations were $15.7 billion, an increase of 16%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change		Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$178,087	$158,453	$144,118	$19,634	12%	$14,335	10%
Products	29,601	26,366	26,658	3,235	12	(292)	(1)
Services	17,183	15,317	13,236	1,866	12	2,081	16
Investment and other income	1,376	1,023	828	353	35	195	24
Total revenues	226,247	201,159	184,840	25,088	12	16,319	9
Operating costs:
Medical costs	145,403	130,036	117,038	15,367	12	12,998	11
Operating costs	34,074	29,557	28,401	4,517	15	1,156	4
Cost of products sold	26,998	24,112	24,416	2,886	12	(304)	(1)
Depreciation and amortization	2,428	2,245	2,055	183	8	190	9
Total operating costs	208,903	185,950	171,910	22,953	12	14,040	8
Earnings from operations	17,344	15,209	12,930	2,135	14	2,279	18
Interest expense	(1,400)	(1,186)	(1,067)	(214)	18	(119)	11
Earnings before income taxes	15,944	14,023	11,863	1,921	14	2,160	18
Provision for income taxes	(3,562)	(3,200)	(4,790)	(362)	11	1,590	(33)
Net earnings	12,382	10,823	7,073	1,559	14	3,750	53
Earnings attributable to noncontrolling interests	(396)	(265)	(56)	(131)	49	(209)	373
Net earnings attributable to UnitedHealth Group common shareholders	$11,986	$10,558	$7,017	$1,428	14%	$3,541	50%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$12.19	$10.72	$7.25	$1.47	14%	$3.47	48%
Medical care ratio (a)	81.6%	82.1%	81.2%	(0.5)%		0.9%
Operating cost ratio	15.1	14.7	15.4	0.4		(0.7)
Operating margin	7.7	7.6	7.0	0.1		0.6
Tax rate	22.3	22.8	40.4	(0.5)		(17.6)
Net earnings margin (b)	5.3	5.2	3.8	0.1		1.4
Return on equity (c)	24.4%	24.4%	19.4%	—%		5.0%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the four quarters of the year presented.

2018 RESULTS OF OPERATIONS COMPARED TO 2017 RESULTS
Consolidated Financial Results
Revenue
The increase in revenue was primarily driven by the increase in the number of individuals served through risk-based products across our UnitedHealthcare benefits businesses; pricing trends, including the Health Insurance Industry Tax in 2018; and growth across the Optum business, primarily due to expansion and growth in care delivery, pharmacy care services, managed services and advisory services.
Medical Costs and MCR
Medical costs increased due to growth in people served through risk-based products and medical cost trends. The MCR decreased due to the revenue effects of the Health Insurance Industry Tax, which more than offset business mix changes and a lower level of favorable reserve development.

Reportable Segments
See Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change		Change
(in millions, except percentages)	2018	2017	2016	2018 vs. 2017		2016 vs. 2015
Revenues
UnitedHealthcare	$183,476	$163,257	$148,581	$20,219	12%	$14,676	10%
OptumHealth	24,145	20,570	16,908	3,575	17	3,662	22
OptumInsight	9,008	8,087	7,333	921	11	754	10
OptumRx	69,536	63,755	60,440	5,781	9	3,315	5
Optum eliminations	(1,409)	(1,227)	(1,088)	(182)	15	(139)	13
Optum	101,280	91,185	83,593	10,095	11	7,592	9
Eliminations	(58,509)	(53,283)	(47,334)	(5,226)	10	(5,949)	13
Consolidated revenues	$226,247	$201,159	$184,840	$25,088	12%	$16,319	9%
Earnings from operations
UnitedHealthcare	$9,113	$8,498	$7,307	$615	7%	$1,191	16%
OptumHealth	2,430	1,823	1,428	607	33	395	28
OptumInsight	2,243	1,770	1,513	473	27	257	17
OptumRx	3,558	3,118	2,682	440	14	436	16
Optum	8,231	6,711	5,623	1,520	23	1,088	19
Consolidated earnings from operations	$17,344	$15,209	$12,930	$2,135	14%	$2,279	18%
Operating margin
UnitedHealthcare	5.0%	5.2%	4.9%	(0.2)%		0.3%
OptumHealth	10.1	8.9	8.4	1.2		0.5
OptumInsight	24.9	21.9	20.6	3.0		1.3
OptumRx	5.1	4.9	4.4	0.2		0.5
Optum	8.1	7.4	6.7	0.7		0.7
Consolidated operating margin	7.7%	7.6%	7.0%	0.1%		0.6%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change		Change
(in millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
UnitedHealthcare Employer & Individual	$54,761	$52,066	$53,084	$2,695	5%	$(1,018)	(2)%
UnitedHealthcare Medicare & Retirement	75,473	65,995	56,329	9,478	14	9,666	17
UnitedHealthcare Community & State	43,426	37,443	32,945	5,983	16	4,498	14
UnitedHealthcare Global	9,816	7,753	6,223	2,063	27	1,530	25
Total UnitedHealthcare revenues	$183,476	$163,257	$148,581	$20,219	12%	$14,676	10%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change		Change
(in thousands, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Commercial:
Risk-based	8,495	8,420	8,820	75	1%	(400)	(5)%
Fee-based	18,420	18,595	18,900	(175)	(1)	(305)	(2)
Fee-based TRICARE	—	2,850	2,860	(2,850)	(100)	(10)	—
Total commercial	26,915	29,865	30,580	(2,950)	(10)	(715)	(2)
Medicare Advantage	4,945	4,430	3,630	515	12	800	22
Medicaid	6,450	6,705	5,890	(255)	(4)	815	14
Medicare Supplement (Standardized)	4,545	4,445	4,265	100	2	180	4
Total public and senior	15,940	15,580	13,785	360	2	1,795	13
Total UnitedHealthcare - domestic medical	42,855	45,445	44,365	(2,590)	(6)	1,080	2
International	6,220	4,080	4,220	2,140	52	(140)	(3)
Total UnitedHealthcare - medical	49,075	49,525	48,585	(450)	(1)%	940	2%
Supplemental Data:
Medicare Part D stand-alone	4,710	4,940	4,930	(230)	(5)%	10	—%
The overall increase in people served through risk-based benefit plans in the commercial group market was due to growth in services to small groups. Fee-based commercial group business declined primarily due to customers converting their retirees to Medicare Advantage plans, as well as certain customers expanding the number of carriers and reconfiguring geographies served. Medicare Advantage increased year-over-year due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by states adding new carriers to existing programs, reduced enrollment from state efforts to manage eligibility status and the sale of our New Mexico Medicaid plan. Medicare Supplement growth reflected strong customer retention and new sales. International growth was primarily driven by an acquisition in the first quarter.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served across its risk-based businesses, a higher revenue membership mix, rate increases for underlying medical cost trends and the impact of the return of the Health Insurance Industry Tax. UnitedHealthcare’s operating margin decreased slightly due to the performance of our traditional community-based TANF Medicaid business.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below, as well as productivity and overall cost management initiatives.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to organic and acquisition-related growth in care delivery and behavioral health, digital consumer engagement and health financial services.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in data analytics product and service offerings and managed services as well as organic and acquisition-related growth in advisory services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to growth in specialty pharmacy, home delivery services, and overall prescription growth. OptumRx fulfilled 1,343 million and 1,298 million adjusted scripts in 2018 and 2017, respectively.

2017 RESULTS OF OPERATIONS COMPARED TO 2016 RESULTS
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
Income Tax Rate
Our effective tax rate decreased primarily due to the impact of Tax Reform and the Health Insurance Tax moratorium. The provision for income taxes included a $1.2 billion benefit from the revaluation of net deferred tax liabilities.
Reportable Segments
UnitedHealthcare
UnitedHealthcare’s revenue increase was due to growth in the number of individuals served across its businesses and price increases for underlying medical cost trends, which were partially offset by the reduction of people served in ACA-compliant individual products and the impact of the Health Insurance Industry Tax moratorium.
The increase in UnitedHealthcare’s earnings from operations was led by diversified growth and increased operating margin. The 2016 results included losses in ACA-compliant individual products and guaranty fund assessments.
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
In both 2018 and 2017, our U.S. regulated subsidiaries paid their parent companies dividends of $3.7 billion. See Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change	Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sources of cash:
Cash provided by operating activities	$15,713	$13,596	$9,795	$2,117	$3,801
Issuances of long-term debt and commercial paper, net of repayments	4,134	—	990	4,134	(990)
Proceeds from common share issuances	838	688	429	150	259
Customer funds administered	—	3,172	1,692	(3,172)	1,480
Other	—	—	37	—	(37)
Total sources of cash	20,685	17,456	12,943
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(5,997)	(2,131)	(1,760)	(3,866)	(371)
Cash dividends paid	(3,320)	(2,773)	(2,261)	(547)	(512)
Common share repurchases	(4,500)	(1,500)	(1,280)	(3,000)	(220)
Repayments of long-term debt and commercial paper, net of issuances	—	(2,615)	—	2,615	(2,615)
Purchases of property, equipment and capitalized software	(2,063)	(2,023)	(1,705)	(40)	(318)
Purchases of investments, net of sales and maturities	(4,099)	(4,319)	(5,927)	220	1,608
Other	(1,743)	(539)	(581)	(1,204)	42
Total uses of cash	(21,722)	(15,900)	(13,514)
Effect of exchange rate changes on cash and cash equivalents	(78)	(5)	78	(73)	(83)
Net (decrease) increase in cash and cash equivalents	$(1,115)	$1,551	$(493)	$(2,666)	$2,044
2018 Cash Flows Compared to 2017 Cash Flows
Increased cash flows provided by operating activities were primarily driven by higher net earnings in 2018 and the impact to 2017 cash flows from operating activities due to a change in net deferred tax liabilities from Tax Reform, partially offset by changes in working capital accounts.
Other significant changes in sources or uses of cash year-over-year included net issuances of debt in 2018 compared to net repayments in 2017, an increase in cash paid for acquisitions, increased share repurchases and a decrease in customer funds administered due to the timing of government payments.
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
Financial Condition
As of December 31, 2018, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $44.7 billion included $10.9 billion of cash and cash equivalents (of which $925 million was available for general corporate use), $31.9 billion of debt securities and $2.0 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “Double A” as of December 31, 2018. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of senior unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of December 31, 2018, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 38%.
Long-Term Debt. Periodically, we access capital markets to issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”
Credit Ratings. Our credit ratings as of December 31, 2018 were as follows:

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
Share Repurchase Program. As of December 31, 2018, we had Board authorization to purchase up to 94 million shares of our common stock. For more information on our share repurchase program, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2018, our Board increased our annual cash dividend rate to shareholders to $3.60 per share from $3.00 per share. For more information on our dividend, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2018, under our various contractual obligations and commitments:

(in millions)	2019	2020 to 2021	2022 to 2023	Thereafter	Total
Debt (a)	$3,463	$8,970	$7,396	$37,988	$57,817
Operating leases	669	1,103	761	1,343	3,876
Purchase and other obligations (b)	1,216	2,205	808	175	4,404
Other liabilities (c)	1,206	260	257	5,213	6,936
Redeemable noncontrolling interests (d)	1,276	380	25	227	1,908
Total contractual obligations	$7,830	$12,918	$9,247	$44,946	$74,941

(a)
Includes interest coupon payments and maturities at par or put values. The table also assumes amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty and remaining capital commitments for venture capital funds and other funding commitments. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2018.

(c)
Includes obligations associated with contingent consideration and payments related to business acquisitions, certain employee benefit programs, amounts accrued for guaranty fund assessments, unrecognized tax benefits, and various long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions, future settlements, unrecognized tax benefits and other liabilities have been classified as “Thereafter.”

(d)	Includes commitments for redeemable shares of our subsidiaries. When the timing of the redemption is indeterminable, the commitment has been classified as “Thereafter.”
Pending Acquisitions. In December 2017, we entered into an agreement to acquire a company in the health care sector for a total of approximately $4.3 billion, which is not reflected in the table above.
We do not have other significant contractual obligations or commitments that require cash resources. However, we continually evaluate opportunities to expand our operations, which include internal development of new products, programs and technology applications and may include acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of new accounting pronouncements that affect us.
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
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months. As of December 31, 2018, our days outstanding in medical payables was 50 days, calculated as total medical payables divided by total medical costs times the number of days in the period.

In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2018, 2017 and 2016 included favorable medical cost development related to prior years of $320 million, $690 million and $220 million, respectively.
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2018:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$550
(0.50)	366
(0.25)	182
0.25	(181)
0.50	(362)
0.75	(541)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators, including but not limited to, pharmacy utilization trends, inpatient hospital authorization data and influenza incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as GDP growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, catastrophes and epidemics.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2018:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$703
2	469
1	234
(1)	(234)
(2)	(469)
(3)	(703)

The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2018; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2018 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2018 net earnings would have increased or decreased by approximately $140 million.
For more detail related to our medical cost estimates, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Revenues
We derive a substantial portion of our revenues from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services.
Our Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the CMS risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS’ retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. For more detail on premium revenues, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Risk adjustment data for our plans is subject to review by the federal and state governments, including audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding these audits. Our estimates of premiums to be recognized are reduced by any expected premium minimum MLR rebates payable by us.
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

•
Medical cost trends. For further discussion of medical cost trends, see the “Medical Cost Trend” section of Executive Overview-Business Trends and the “Medical Costs Payable” critical accounting estimate above. Similar factors, including historical and expected medical cost trend levels, are considered in estimating our long-term medical trends at the reporting unit level.

•	Operating productivity. We forecast expected operating cost levels based on historical levels and expectations of future operating cost levels.

•	Capital levels. The operating and long-term capital requirements for each business are considered.
Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital that reflect reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. As of October 1, 2018, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
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
Our indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators exist. To determine if an indefinite-lived intangible asset is impaired, we compare its estimated fair value to its carrying value. If the carrying value exceeds its estimated fair value, an impairment would be recorded for the amount by which the carrying value exceeds its estimated fair value. Intangible assets were not impaired in 2018.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2018, there were no significant concentrations of credit risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2018, we had $14 billion of financial assets on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also as of December 31, 2018, $9 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2018, $30 billion of our investments were fixed-rate debt securities and $32 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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

The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2018 and 2017 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2018
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$276	$189	$(2,242)	$(5,017)
1	138	94	(1,140)	(2,724)
(1)	(138)	(94)	1,118	3,155
(2)	(276)	(189)	2,196	6,953
	December 31, 2017
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$300	$170	$(1,958)	$(4,546)
1	150	85	(933)	(2,460)
(1)	(150)	(85)	950	2,923
(2)	(197)	(133)	1,773	6,414

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2017, the assumed hypothetical change in interest rates does not reflect the full 200 basis point reduction in interest income or interest expense in 2017, as the rate cannot fall below zero.

(b)
As of December 31, 2018 and 2017, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

We have an exposure to changes in the value of foreign currencies, primarily the Brazilian real and the Chilean peso, to the U.S. dollar in translation of UnitedHealthcare Global’s operating results at the average exchange rate over the accounting period, and UnitedHealthcare Global’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2018, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $600 million and $1.4 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2018, we had $2.0 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinions
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2019

We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,866	$11,981
Short-term investments	3,458	3,509
Accounts receivable, net of allowances of $712 and $641	11,388	9,568
Other current receivables, net of allowances of $502 and $440	6,862	6,262
Assets under management	3,032	3,101
Prepaid expenses and other current assets	3,086	2,663
Total current assets	38,692	37,084
Long-term investments	32,510	28,341
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $4,141 and $3,694	8,458	7,013
Goodwill	58,910	54,556
Other intangible assets, net of accumulated amortization of $4,592 and $4,309	9,325	8,489
Other assets	4,326	3,575
Total assets	$152,221	$139,058
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$19,891	$17,871
Accounts payable and accrued liabilities	16,705	15,180
Commercial paper and current maturities of long-term debt	1,973	2,857
Unearned revenues	2,396	2,269
Other current liabilities	12,244	12,286
Total current liabilities	53,209	50,463
Long-term debt, less current maturities	34,581	28,835
Deferred income taxes	2,474	2,182
Other liabilities	5,730	5,556
Total liabilities	95,994	87,036
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,908	2,189
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 960 and 969 issued and outstanding	10	10
Additional paid-in capital	—	1,703
Retained earnings	55,846	48,730
Accumulated other comprehensive loss	(4,160)	(2,667)
Nonredeemable noncontrolling interests	2,623	2,057
Total equity	54,319	49,833
Total liabilities, redeemable noncontrolling interests and equity	$152,221	$139,058

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2018	2017	2016
Revenues:
Premiums	$178,087	$158,453	$144,118
Products	29,601	26,366	26,658
Services	17,183	15,317	13,236
Investment and other income	1,376	1,023	828
Total revenues	226,247	201,159	184,840
Operating costs:
Medical costs	145,403	130,036	117,038
Operating costs	34,074	29,557	28,401
Cost of products sold	26,998	24,112	24,416
Depreciation and amortization	2,428	2,245	2,055
Total operating costs	208,903	185,950	171,910
Earnings from operations	17,344	15,209	12,930
Interest expense	(1,400)	(1,186)	(1,067)
Earnings before income taxes	15,944	14,023	11,863
Provision for income taxes	(3,562)	(3,200)	(4,790)
Net earnings	12,382	10,823	7,073
Earnings attributable to noncontrolling interests	(396)	(265)	(56)
Net earnings attributable to UnitedHealth Group common shareholders	$11,986	$10,558	$7,017
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$12.45	$10.95	$7.37
Diluted	$12.19	$10.72	$7.25
Basic weighted-average number of common shares outstanding	963	964	952
Dilutive effect of common share equivalents	20	21	16
Diluted weighted-average number of common shares outstanding	983	985	968
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	5	3

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net earnings	$12,382	$10,823	$7,073
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(294)	209	(73)
Income tax effect	67	(72)	26
Total unrealized (losses) gains, net of tax	(227)	137	(47)
Gross reclassification adjustment for net realized gains included in net earnings	(62)	(83)	(166)
Income tax effect	14	30	60
Total reclassification adjustment, net of tax	(48)	(53)	(106)
Total foreign currency translation (losses) gains	(1,242)	(70)	806
Other comprehensive (loss) income	(1,517)	14	653
Comprehensive income	10,865	10,837	7,726
Comprehensive income attributable to noncontrolling interests	(396)	(265)	(56)
Comprehensive income attributable to UnitedHealth Group common shareholders	$10,469	$10,572	$7,670

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2016	953	$10	$29	$37,125	$56	$(3,390)	$(105)	$33,725
Adjustment to adopt ASU 2016-09				28				28
Net earnings				7,017			40	7,057
Other comprehensive (loss) income					(153)	806		653
Issuances of common stock, and related tax effects	9	—	191					191
Share-based compensation			455					455
Common share repurchases	(10)	—	(316)	(964)				(1,280)
Cash dividends paid on common shares ($2.375 per share)				(2,261)				(2,261)
Acquisition of redeemable noncontrolling interest shares			(143)					(143)
Redeemable noncontrolling interest fair value and other adjustments			(216)					(216)
Distributions to nonredeemable noncontrolling interest							(32)	(32)
Balance at December 31, 2016	952	10	—	40,945	(97)	(2,584)	(97)	38,177
Net earnings				10,558			194	10,752
Other comprehensive income (loss)					84	(70)		14
Issuances of common stock, and related tax effects	26	—	2,225					2,225
Share-based compensation			582					582
Common share repurchases	(9)	—	(1,500)					(1,500)
Cash dividends paid on common shares ($2.875 per share)				(2,773)				(2,773)
Acquisition of redeemable noncontrolling interest shares			283					283
Redeemable noncontrolling interest fair value and other adjustments			113					113
Acquisition of nonredeemable noncontrolling interests							2,112	2,112
Distributions to nonredeemable noncontrolling interest							(152)	(152)
Balance at December 31, 2017	969	10	1,703	48,730	(13)	(2,654)	2,057	49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				11,986			273	12,259
Other comprehensive loss					(275)	(1,242)		(1,517)
Issuances of common stock, and related tax effects	10	—	814					814
Share-based compensation			620					620
Common share repurchases	(19)	—	(2,974)	(1,526)				(4,500)
Cash dividends paid on common shares ($3.45 per share)				(3,320)				(3,320)
Redeemable noncontrolling interests fair value and other adjustments			(163)					(163)
Acquisition of nonredeemable noncontrolling interests							521	521
Distributions to nonredeemable noncontrolling interests							(228)	(228)
Balance at December 31, 2018	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Operating activities
Net earnings	$12,382	$10,823	$7,073
Noncash items:
Depreciation and amortization	2,428	2,245	2,055
Deferred income taxes	42	(965)	81
Share-based compensation	638	597	485
Other, net	(71)	217	(82)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,351)	(1,062)	(1,357)
Other assets	(750)	(630)	(1,601)
Medical costs payable	1,831	1,284	1,849
Accounts payable and other liabilities	526	930	1,494
Unearned revenues	38	157	(202)
Cash flows from operating activities	15,713	13,596	9,795
Investing activities
Purchases of investments	(14,010)	(14,588)	(17,547)
Sales of investments	3,641	4,623	7,339
Maturities of investments	6,270	5,646	4,281
Cash paid for acquisitions, net of cash assumed	(5,997)	(2,131)	(1,760)
Purchases of property, equipment and capitalized software	(2,063)	(2,023)	(1,705)
Other, net	(226)	(126)	37
Cash flows used for investing activities	(12,385)	(8,599)	(9,355)
Financing activities
Common share repurchases	(4,500)	(1,500)	(1,280)
Cash dividends paid	(3,320)	(2,773)	(2,261)
Proceeds from common stock issuances	838	688	429
Repayments of long-term debt	(2,600)	(4,398)	(2,596)
Repayments of commercial paper, net	(201)	(3,508)	(382)
Proceeds from issuance of long-term debt	6,935	5,291	3,968
Customer funds administered	(131)	3,172	1,692
Other, net	(1,386)	(413)	(581)
Cash flows used for financing activities	(4,365)	(3,441)	(1,011)
Effect of exchange rate changes on cash and cash equivalents	(78)	(5)	78
(Decrease) increase in cash and cash equivalents	(1,115)	1,551	(493)
Cash and cash equivalents, beginning of period	11,981	10,430	10,923
Cash and cash equivalents, end of period	$10,866	$11,981	$10,430

Supplemental cash flow disclosures
Cash paid for interest	$1,410	$1,133	$1,055
Cash paid for income taxes	3,257	4,004	4,726
Supplemental schedule of non-cash investing activities
Common stock issued for acquisitions	$—	$2,164	$—

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone.
Through its diversified family of businesses, the Company leverages core competencies in data and health information; advanced technology; and clinical expertise. These core competencies are deployed within two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.

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
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from the Company’s customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios as calculated under the definitions in the Patient Protection and Affordable Care Act (ACA) and related federal and state regulations and implementing regulation, that fall below certain targets are required to rebate ratable portions of their premiums annually. Medicare Advantage premium revenue includes the impact of the Centers for Medicare & Medicaid Services (CMS) quality bonuses based on plans’ Star ratings.
Premium revenues are recognized based on the estimated premiums earned, net of projected rebates, because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues from capitation arrangements at its OptumHealth businesses.
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
Products and Services
For the Company’s OptumRx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery, specialty and compounding pharmacy facilities. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In retail pharmacy transactions, revenues recognized exclude the member’s applicable co-payment. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed through the retail network or received by consumers through the Company’s mail-service pharmacy. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members and accordingly, are reported on a gross basis.
Services revenue consists of fees derived from services performed for customers that self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company receives monthly, a fixed fee per employee, which is recognized as revenue as the Company performs, or makes available, the applicable services to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements. For these fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
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
As of December 31, 2018 and 2017, accounts receivables related to products and services were $3.9 billion and $3.7 billion, respectively. In 2018 and 2017, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2018 or 2017.
For the years ended December 31, 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
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
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2018.
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
Cost of Products Sold
The Company’s cost of products sold includes the cost of pharmaceuticals dispensed to unaffiliated customers either directly at its home delivery and specialty pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold, with a corresponding payable for the amounts of the rebates to be remitted to those non-affiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of product revenue. Cost of products sold also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance and professional services.
Cash, Cash Equivalents and Investments
Cash and cash equivalents are highly liquid investments that have an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments.
Investments with maturities of less than one year are classified as short-term. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. The Company classifies these investments as held-to-maturity and reports them at amortized cost. Substantially all other investments are classified as available-for-sale and reported at fair value based on quoted market prices, where available. Equity investments, with certain exceptions, are measured at fair value with changes in fair value recognized in net earnings.
The Company excludes unrealized gains and losses on investments in available-for-sale debt securities from net earnings and reports them as comprehensive income and, net of income tax effects, as a separate component of equity. To calculate realized gains and losses on the sale of debt securities, the Company specifically identifies the cost of each investment sold.
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
Other Current Receivables
Other current receivables include amounts due from pharmaceutical manufacturers for rebates and other miscellaneous amounts due to the Company.
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2018 and 2017, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $4.2 billion and $3.8 billion, respectively.
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
There was no impairment of goodwill during the year ended December 31, 2018.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the year ended December 31, 2018.
Other Current Liabilities
Other current liabilities include health savings account deposits ($7.5 billion and $6.4 billion as of December 31, 2018 and 2017, respectively), deposits under the Medicare Part D program, the RSF associated with the AARP Program, accruals for premium rebate payments under the ACA, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2018 and 2017:

(in millions)	2018	2017
Redeemable noncontrolling interests, beginning of period	$2,189	$2,012
Net earnings	123	71
Acquisitions	102	565
Redemptions	(90)	(309)
Distributions	(53)	(38)
Fair value and other adjustments	(363)	(112)
Redeemable noncontrolling interests, end of period	$1,908	$2,189
Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably, primarily over two to five years and compensation expense related to restricted shares is based on the share price on the date of grant. Stock options and SARs vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at the date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
Net Earnings Per Common Share
The Company computes basic earnings per common share attributable to UnitedHealth Group common shareholders by dividing net earnings attributable to UnitedHealth Group common shareholders by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share attributable to UnitedHealth Group common shareholders using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, SARs, restricted shares and the ESPP (collectively, common stock equivalents), using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” as modified by ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, ASU 2016-02). Under ASU 2016-02, an entity is required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, the Company elected to not recognize lease assets and lease liabilities and expense the leases over a straight-line basis for the term of those leases. ASU 2016-02 requires new disclosures that depict the amount, timing and uncertainty of cash flows pertaining to an entity’s leases. The Company adopted ASU 2016-02 on January 1, 2019, using the cumulative effect upon adoption approach. The adoption resulted in no material impact to the Company’s balance sheet, results of operations, equity or cash flows.
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

3.	Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,434	$13	$(42)	$3,405
State and municipal obligations	7,117	61	(57)	7,121
Corporate obligations	15,366	14	(218)	15,162
U.S. agency mortgage-backed securities	4,947	11	(106)	4,852
Non-U.S. agency mortgage-backed securities	1,376	2	(20)	1,358
Total debt securities - available-for-sale	32,240	101	(443)	31,898
Debt securities - held-to-maturity:
U.S. government and agency obligations	255	1	(2)	254
State and municipal obligations	11	—	—	11
Corporate obligations	355	—	—	355
Total debt securities - held-to-maturity	621	1	(2)	620
Total debt securities	$32,861	$102	$(445)	$32,518
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,673	$1	$(30)	$2,644
State and municipal obligations	7,596	99	(35)	7,660
Corporate obligations	13,181	57	(44)	13,194
U.S. agency mortgage-backed securities	3,942	7	(38)	3,911
Non-U.S. agency mortgage-backed securities	1,018	3	(6)	1,015
Total debt securities - available-for-sale	28,410	167	(153)	28,424
Debt securities - held-to-maturity:
U.S. government and agency obligations	254	1	(1)	254
State and municipal obligations	2	—	—	2
Corporate obligations	280	—	—	280
Total debt securities - held-to-maturity	536	1	(1)	536
Total debt securities	$28,946	$168	$(154)	$28,960
Nearly all of the Company’s investments in mortgage-backed securities were rated AAA as of December 31, 2018.
The Company held $2.0 billion of equity securities as of December 31, 2018 and December 31, 2017. The Company’s investments in equity securities primarily consist of employee savings plan related investments, Brazilian real denominated fixed-income funds and dividend paying stocks, with readily determinable fair values. Additionally, the Company’s investments included $1.5 billion and $0.9 billion of equity method investments in operating businesses in the health care sector, as of December 31, 2018 and 2017, respectively.
The amortized cost and fair value of debt securities as of December 31, 2018, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,560	$3,551	$150	$150
Due after one year through five years	12,432	12,297	213	212
Due after five years through ten years	7,362	7,270	129	129
Due after ten years	2,563	2,570	129	129
U.S. agency mortgage-backed securities	4,947	4,852	—	—
Non-U.S. agency mortgage-backed securities	1,376	1,358	—	—
Total debt securities	$32,240	$31,898	$621	$620

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$998	$(7)	$1,425	$(35)	$2,423	$(42)
State and municipal obligations	1,334	(11)	2,491	(46)	3,825	(57)
Corporate obligations	8,105	(109)	4,239	(109)	12,344	(218)
U.S. agency mortgage-backed securities	1,296	(22)	2,388	(84)	3,684	(106)
Non-U.S. agency mortgage-backed securities	622	(7)	459	(13)	1,081	(20)
Total debt securities - available-for-sale	$12,355	$(156)	$11,002	$(287)	$23,357	$(443)
December 31, 2017
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,249	$(8)	$1,027	$(22)	$2,276	$(30)
State and municipal obligations	2,599	(21)	866	(14)	3,465	(35)
Corporate obligations	5,901	(23)	1,242	(21)	7,143	(44)
U.S. agency mortgage-backed securities	1,657	(12)	1,162	(26)	2,819	(38)
Non-U.S. agency mortgage-backed securities	411	(3)	144	(3)	555	(6)
Total debt securities - available-for-sale	$11,817	$(67)	$4,441	$(86)	$16,258	$(153)
The Company’s unrealized losses from all securities as of December 31, 2018 were generated from approximately 19,000 positions out of a total of 31,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of December 31, 2018, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.

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
There was no transfers in or out of Level 3 financial assets or liabilities during the year ended December 31, 2018 or 2017.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the year ended December 31, 2018 or 2017.
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
The fair values of Level 3 investments in corporate bonds are estimated using valuation techniques that rely heavily on management assumptions and qualitative observations.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2018
Cash and cash equivalents	$10,757	$109	$—	$10,866
Debt securities - available-for-sale:
U.S. government and agency obligations	3,060	345	—	3,405
State and municipal obligations	—	7,121	—	7,121
Corporate obligations	39	14,950	173	15,162
U.S. agency mortgage-backed securities	—	4,852	—	4,852
Non-U.S. agency mortgage-backed securities	—	1,358	—	1,358
Total debt securities - available-for-sale	3,099	28,626	173	31,898
Equity securities	1,832	13	—	1,845
Assets under management	1,086	1,938	8	3,032
Total assets at fair value	$16,774	$30,686	$181	$47,641
Percentage of total assets at fair value	35%	65%	—%	100%
December 31, 2017
Cash and cash equivalents	$11,718	$263	$—	$11,981
Debt securities - available-for-sale:
U.S. government and agency obligations	2,428	216	—	2,644
State and municipal obligations	—	7,660	—	7,660
Corporate obligations	65	12,989	140	13,194
U.S. agency mortgage-backed securities	—	3,911	—	3,911
Non-U.S. agency mortgage-backed securities	—	1,015	—	1,015
Total debt securities - available-for-sale	2,493	25,791	140	28,424
Equity securities	1,784	14	194	1,992
Assets under management	1,117	1,984	—	3,101
Total assets at fair value	$17,112	$28,052	$334	$45,498
Percentage of total assets at fair value	38%	61%	1%	100%

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2018
Debt securities - held-to-maturity	$260	$65	$295	$620	$621
Long-term debt and other financing obligations	$—	$37,944	$—	$37,944	$36,554
December 31, 2017
Debt securities - held-to-maturity	$267	$4	$265	$536	$536
Long-term debt and other financing obligations	$—	$34,504	$—	$34,504	$31,542
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.	Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2018	December 31, 2017
Land and improvements	$566	$405
Buildings and improvements	4,470	3,664
Computer equipment	1,984	1,829
Furniture and fixtures	1,525	1,208
Less accumulated depreciation	(2,787)	(2,488)
Property and equipment, net	5,758	4,618
Capitalized software	4,054	3,601
Less accumulated amortization	(1,354)	(1,206)
Capitalized software, net	2,700	2,395
Total property, equipment and capitalized software, net	$8,458	$7,013

Depreciation expense for property and equipment for the years ended December 31, 2018, 2017 and 2016 was $924 million, $799 million and $698 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2018, 2017 and 2016 was $606 million, $550 million and $475 million, respectively.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2017	$23,854	$6,322	$4,449	$12,959	$47,584
Acquisitions	690	5,189	1,221	—	7,100
Foreign currency effects and adjustments, net	(60)	(23)	4	(49)	(128)
Balance at December 31, 2017	24,484	11,488	5,674	12,910	54,556
Acquisitions	2,723	471	106	1,881	5,181
Foreign currency effects and adjustments, net	(807)	(12)	(8)	—	(827)
Balance at December 31, 2018	$26,400	$11,947	$5,772	$14,791	$58,910

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2018			December 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$11,622	$(3,908)	$7,714	$10,832	$(3,743)	$7,089
Trademarks and technology	1,122	(512)	610	1,054	(432)	622
Trademarks and other indefinite-lived	745	—	745	561	—	561
Other	428	(172)	256	351	(134)	217
Total	$13,917	$(4,592)	$9,325	$12,798	$(4,309)	$8,489
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2018		2017
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$1,355	17 years	$324	13 years
Trademarks and technology	122	4 years	367	11 years
Other	97	9 years	82	6 years
Total acquired finite-lived intangible assets	$1,574	16 years	$773	11 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2019	$889
2020	795
2021	724
2022	632
2023	593
Amortization expense relating to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $898 million, $896 million and $882 million, respectively.

7.	Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2018	2017	2016
Medical costs payable, beginning of period	$17,871	$16,391	$14,330
Acquisitions	339	83	—
Reported medical costs:
Current year	145,723	130,726	117,258
Prior years	(320)	(690)	(220)
Total reported medical costs	145,403	130,036	117,038
Medical payments:
Payments for current year	(127,155)	(113,811)	(101,696)
Payments for prior years	(16,567)	(14,828)	(13,281)
Total medical payments	(143,722)	(128,639)	(114,977)
Medical costs payable, end of period	$19,891	$17,871	$16,391
For the years ended December 31, 2018 and 2016, no individual factors significantly impacted medical cost reserve development. For the year ended December 31, 2017, medical cost reserve development was primarily driven by lower than expected health system utilization levels.

Medical costs payable included IBNR of $13.2 billion and $12.3 billion at December 31, 2018 and 2017, respectively. Substantially all of the IBNR balance as of December 31, 2018 relates to the current year. The following is information about incurred and paid medical cost development as of December 31, 2018:

	Net Incurred Medical Costs
(in millions)	For the Years ended December 31,
Year	2017	2018
2017	$130,726	$130,441
2018		145,723
Total		$276,164

	Net Cumulative Medical Payments
(in millions)	For the Years ended December 31,
Year	2017	2018
2017	$(113,811)	$(129,778)
2018		(127,155)
Total		(256,933)
Net remaining outstanding liabilities prior to 2017		660
Total medical costs payable		$19,891

8.	Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	December 31, 2018			December 31, 2017
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$—	$—	$—	$150	$150	$150
6.000% notes due February 2018	—	—	—	1,100	1,101	1,106
1.900% notes due July 2018	—	—	—	1,500	1,499	1,501
1.700% notes due February 2019	750	750	749	750	749	747
1.625% notes due March 2019	500	500	499	500	501	497
2.300% notes due December 2019	500	494	497	500	495	501
2.700% notes due July 2020	1,500	1,498	1,494	1,500	1,496	1,517
Floating rate notes due October 2020	300	299	298	300	299	300
3.875% notes due October 2020	450	443	456	450	446	467
1.950% notes due October 2020	900	897	884	900	895	892
4.700% notes due February 2021	400	398	412	400	403	425
2.125% notes due March 2021	750	747	734	750	746	744
Floating rate notes due June 2021	350	349	347	—	—	—
3.150% notes due June 2021	400	399	400	—	—	—
3.375% notes due November 2021	500	489	503	500	493	516
2.875% notes due December 2021	750	735	748	750	741	760
2.875% notes due March 2022	1,100	1,051	1,091	1,100	1,054	1,114
3.350% notes due July 2022	1,000	997	1,005	1,000	996	1,033
2.375% notes due October 2022	900	894	872	900	893	891
0.000% notes due November 2022	15	12	13	15	12	12
2.750% notes due February 2023	625	602	611	625	606	626
2.875% notes due March 2023	750	750	739	750	762	759
3.500% notes due June 2023	750	746	756	—	—	—
3.500% notes due February 2024	750	745	755	—	—	—
3.750% notes due July 2025	2,000	1,989	2,025	2,000	1,987	2,108
3.700% notes due December 2025	300	298	303	—	—	—
3.100% notes due March 2026	1,000	995	965	1,000	995	1,007
3.450% notes due January 2027	750	746	742	750	745	776
3.375% notes due April 2027	625	619	611	625	618	642
2.950% notes due October 2027	950	938	898	950	937	947
3.850% notes due June 2028	1,150	1,142	1,163	—	—	—
3.875% notes due December 2028	850	842	861	—	—	—
4.625% notes due July 2035	1,000	992	1,060	1,000	991	1,165
5.800% notes due March 2036	850	838	1,003	850	837	1,105
6.500% notes due June 2037	500	492	638	500	491	698
6.625% notes due November 2037	650	641	841	650	641	923
6.875% notes due February 2038	1,100	1,076	1,437	1,100	1,075	1,596
5.700% notes due October 2040	300	296	355	300	296	389
5.950% notes due February 2041	350	345	426	350	345	466
4.625% notes due November 2041	600	588	627	600	588	685
4.375% notes due March 2042	502	484	503	502	483	555
3.950% notes due October 2042	625	607	596	625	607	650
4.250% notes due March 2043	750	734	744	750	734	822
4.750% notes due July 2045	2,000	1,973	2,116	2,000	1,972	2,362
4.200% notes due January 2047	750	738	745	750	738	808
4.250% notes due April 2047	725	717	719	725	717	798
3.750% notes due October 2047	950	933	869	950	933	969
4.250% notes due June 2048	1,350	1,329	1,349	—	—	—
4.450% notes due December 2048	1,100	1,087	1,132	—	—	—
Total commercial paper and long-term debt	$35,667	$35,234	$36,591	$31,417	$31,067	$34,029

The Company’s long-term debt obligations also included $1.3 billion and $625 million of other financing obligations, of which $229 million and $107 million were current as of December 31, 2018 and 2017, respectively.
Maturities of long-term debt for the years ending December 31 are as follows:

(in millions)
2019	$1,973
2020	3,350
2021	3,350
2022	3,215
2023	2,325
Thereafter	22,775
Commercial Paper and Revolving Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $3.5 billion five-year, $3.5 billion three-year and $3.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2023, December 2021 and December 2019, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2018, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2018, annual interest rates would have ranged from 3.2% to 3.6%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2018.

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

(in millions)	2018	2017	2016
Current Provision:
Federal	$2,897	$3,597	$4,302
State and local	219	314	312
Foreign	404	254	95
Total current provision	3,520	4,165	4,709
Deferred provision (benefit)	42	(965)	81
Total provision for income taxes	$3,562	$3,200	$4,790

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2018		2017		2016
Tax provision at the U.S. federal statutory rate	$3,348	21.0%	$4,908	35.0%	$4,152	35.0%
Change in tax law	—	—	(1,199)	(8.6)	—	—
State income taxes, net of federal benefit	168	1.0	197	1.4	205	1.7
Share-based awards - excess tax benefit	(161)	(1.0)	(319)	(2.3)	(158)	(1.3)
Non-deductible compensation	117	0.7	175	1.3	128	1.1
Health insurance industry tax	552	3.5	—	—	645	5.4
Foreign rate differential	(203)	(1.3)	(282)	(2.0)	(105)	(0.9)
Other, net	(259)	(1.6)	(280)	(2.0)	(77)	(0.6)
Provision for income taxes	$3,562	22.3%	$3,200	22.8%	$4,790	40.4%
Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2018	2017
Deferred income tax assets:
Accrued expenses and allowances	$551	$544
U.S. federal and state net operating loss carryforwards	190	216
Share-based compensation	91	97
Nondeductible liabilities	184	169
Non-U.S. tax loss carryforwards	426	445
Other-domestic	306	167
Other-non-U.S.	337	198
Subtotal	2,085	1,836
Less: valuation allowances	(84)	(64)
Total deferred income tax assets	2,001	1,772
Deferred income tax liabilities:
U.S. federal and state intangible assets	(2,131)	(1,998)
Non-U.S. goodwill and intangible assets	(709)	(602)
Capitalized software	(603)	(530)
Depreciation and amortization	(266)	(236)
Prepaid expenses	(152)	(223)
Outside basis in partnerships	(300)	(279)
Other-non-U.S.	(314)	(86)
Total deferred income tax liabilities	(4,475)	(3,954)
Net deferred income tax liabilities	$(2,474)	$(2,182)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $99 million expire beginning in 2022 through 2037 and $17 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2019 through 2038. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2018, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2018	2017	2016
Gross unrecognized tax benefits, beginning of period	$598	$263	$224
Gross increases:
Current year tax positions	487	356	37
Prior year tax positions	87	40	24
Gross decreases:
Prior year tax positions	(84)	(33)	(4)
Settlements	(20)	(24)	(6)
Statute of limitations lapses	(12)	(4)	(12)
Gross unrecognized tax benefits, end of period	$1,056	$598	$263
The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $118 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $6 million, $14 million and $11 million of interest and penalties, respectively. The Company had $95 million and $84 million of accrued interest and penalties for uncertain tax positions as of December 31, 2018 and 2017, respectively. These amounts are not included in the reconciliation above. As of December 31, 2018, there were $716 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2018 and 2017 tax years are under review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2012 tax year. In general, the Company is subject to examination in non-U.S. jurisdictions for years 2013 and forward.

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
For both the years ended December 31, 2018 and 2017, the Company’s regulated subsidiaries paid their parent companies dividends of $3.7 billion, including $1.1 billion of extraordinary dividends.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of $23.7 billion as of December 31, 2018. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $10.3 billion as of December 31, 2018.
Optum Bank must meet minimum capital requirements of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2018, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2018, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock.

A summary of common share repurchases for the years ended December 31, 2018 and 2017 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2018	2017
Common share repurchases, shares	19	9
Common share repurchases, average price per share	$236.72	$173.54
Common share repurchases, aggregate cost	$4,500	$1,500
Board authorized shares remaining	94	42
Dividends
In June 2018, the Company’s Board of Directors increased the Company’s annual dividend rate to shareholders to $3.60 per share compared to $3.00 per share, which the Company had paid since June 2017. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

11.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares. As of December 31, 2018, the Company had 42 million shares available for future grants of share-based awards under the Plan. As of December 31, 2018, there were also 7 million shares of common stock available for issuance under the ESPP.
Stock Options and SARs
Stock option and SAR activity for the year ended December 31, 2018 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	37	$102
Granted	7	229
Exercised	(8)	78
Forfeited	(1)	162
Outstanding at end of period	35	131	6.5	$4,114
Exercisable at end of period	16	87	5.0	2,560
Vested and expected to vest, end of period	34	129	6.5	4,072
Restricted Shares
Restricted share activity for the year ended December 31, 2018 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	7	$128
Granted	2	229
Vested	(3)	119
Nonvested at end of period	6	163

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2018	2017	2016
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$43	$29	$20
Total intrinsic value of stock options and SARs exercised	1,431	1,473	595
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	229	163	115
Total fair value of restricted shares vested	$521	$460	$274
Employee Stock Purchase Plan
Number of shares purchased	2	2	2
Share-Based Compensation Items
Share-based compensation expense, before tax	$638	$597	$485
Share-based compensation expense, net of tax effects	587	531	417
Income tax benefit realized from share-based award exercises	239	431	236

(in millions, except years)	December 31, 2018
Unrecognized compensation expense related to share awards	$628
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6% - 3.1%	1.9% - 2.1%	1.2% - 1.4%
Expected volatility	18.7% - 19.3%	18.5% - 20.7%	20.8% - 22.5%
Expected dividend yield	1.3% - 1.5%	1.4% - 1.6%	1.8%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.6	5.7	5.6 - 5.9
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
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2018, 2017 and 2016.

In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $988 million and $865 million as of December 31, 2018 and 2017, respectively.

12.	Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. Rent expense under all operating leases for the years ended December 31, 2018, 2017 and 2016 was $751 million, $710 million and $608 million, respectively.
As of December 31, 2018, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2019	$669
2020	592
2021	511
2022	423
2023	338
Thereafter	1,343
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2018, 2017 or 2016.
As of December 31, 2018, the Company had outstanding, undrawn letters of credit with financial institutions of $83 million and surety bonds outstanding with insurance companies of $1.3 billion, primarily to bond contractual performance.
Pending Acquisition
In December 2017, the Company entered into an agreement to acquire a company in the health care sector for a total of approximately $4.3 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.

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
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global. The U.S. businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology and consumer engagement infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program and other federal, state and community health care programs. UnitedHealthcare Global is a diversified global health services business with a variety of offerings, including international commercial health and dental benefits and health care delivery.

•
OptumHealth focuses on care delivery, care management, wellness and consumer engagement, and health financial services. OptumHealth serves the physical, emotional and health-related financial needs of individuals, enabling population health through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers access to networks of care provider specialists, health management services, care delivery, consumer engagement and financial services.

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

•
OptumRx offers pharmacy care services and programs, including retail network contracting, home delivery, specialty and compounding pharmacy services, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management.

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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 30%, 28% and 25% for 2018, 2017 and 2016, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 96%, 96% and 97% of consolidated total revenues for 2018, 2017 and 2016, respectively. Long-lived fixed assets located in the United States represented approximately

76% and 77% of the total long-lived fixed assets as of December 31, 2018 and 2017, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.
The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2018
Revenues - unaffiliated customers:
Premiums	$174,282	$3,805	$—	$—	$—	$3,805	$—	$178,087
Products	—	52	111	29,438	—	29,601	—	29,601
Services	8,366	4,925	3,280	612	—	8,817	—	17,183
Total revenues - unaffiliated customers	182,648	8,782	3,391	30,050	—	42,223	—	224,871
Total revenues - affiliated customers	—	14,882	5,596	39,440	(1,409)	58,509	(58,509)	—
Investment and other income	828	481	21	46	—	548	—	1,376
Total revenues	$183,476	$24,145	$9,008	$69,536	$(1,409)	$101,280	$(58,509)	$226,247
Earnings from operations	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$—	$17,344
Interest expense	—	—	—	—	—	—	(1,400)	(1,400)
Earnings before income taxes	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$(1,400)	$15,944
Total assets	$82,938	$29,837	$11,039	$33,912	$—	$74,788	$(5,505)	$152,221
Purchases of property, equipment and capitalized software	761	593	517	192	—	1,302	—	2,063
Depreciation and amortization	845	439	654	490	—	1,583	—	2,428
2017
Revenues - unaffiliated customers:
Premiums	$154,709	$3,744	$—	$—	$—	$3,744	$—	$158,453
Products	—	44	106	26,216	—	26,366	—	26,366
Services	7,890	4,013	2,849	565	—	7,427	—	15,317
Total revenues - unaffiliated customers	162,599	7,801	2,955	26,781	—	37,537	—	200,136
Total revenues - affiliated customers	—	12,429	5,127	36,954	(1,227)	53,283	(53,283)	—
Investment and other income	658	340	5	20	—	365	—	1,023
Total revenues	$163,257	$20,570	$8,087	$63,755	$(1,227)	$91,185	$(53,283)	$201,159
Earnings from operations	$8,498	$1,823	$1,770	$3,118	$—	$6,711	$—	$15,209
Interest expense	—	—	—	—	—	—	(1,186)	(1,186)
Earnings before income taxes	$8,498	$1,823	$1,770	$3,118	$—	$6,711	$(1,186)	$14,023
Total assets	$76,676	$26,931	$11,273	$29,551	$—	$67,755	$(5,373)	$139,058
Purchases of property, equipment and capitalized software	737	510	588	188	—	1,286	—	2,023
Depreciation and amortization	758	380	614	493	—	1,487	—	2,245
2016
Revenues - unaffiliated customers:
Premiums	$140,455	$3,663	$—	$—	$—	$3,663	$—	$144,118
Products	1	48	103	26,506	—	26,657	—	26,658
Services	7,514	2,498	2,670	554	—	5,722	—	13,236
Total revenues - unaffiliated customers	147,970	6,209	2,773	27,060	—	36,042	—	184,012
Total revenues - affiliated customers	—	10,491	4,559	33,372	(1,088)	47,334	(47,334)	—
Investment and other income	611	208	1	8	—	217	—	828
Total revenues	$148,581	$16,908	$7,333	$60,440	$(1,088)	$83,593	$(47,334)	$184,840
Earnings from operations	$7,307	$1,428	$1,513	$2,682	$—	$5,623	$—	$12,930
Interest expense	—	—	—	—	—	—	(1,067)	(1,067)
Earnings before income taxes	$7,307	$1,428	$1,513	$2,682	$—	$5,623	$(1,067)	$11,863
Total assets	$70,505	$18,656	$9,017	$29,066	$—	$56,739	$(4,434)	$122,810
Purchases of property, equipment and capitalized software	640	345	571	149	—	1,065	—	1,705
Depreciation and amortization	724	297	559	475	—	1,331	—	2,055

14.	Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2018 and 2017 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2018
Revenues	$55,188	$56,086	$56,556	$58,417
Operating costs	51,135	51,882	51,966	53,920
Earnings from operations	4,053	4,204	4,590	4,497
Net earnings	2,924	3,010	3,284	3,164
Net earnings attributable to UnitedHealth Group common shareholders	2,836	2,922	3,188	3,040
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	2.94	3.04	3.31	3.16
Diluted	2.87	2.98	3.24	3.10
2017
Revenues	$48,723	$50,053	$50,322	$52,061
Operating costs	45,310	46,322	46,234	48,084
Earnings from operations	3,413	3,731	4,088	3,977
Net earnings	2,191	2,350	2,561	3,721
Net earnings attributable to UnitedHealth Group common shareholders	2,172	2,284	2,485	3,617
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	2.28	2.37	2.57	3.73
Diluted	2.23	2.32	2.51	3.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2018
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 12, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 12, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 12, 2019, including their name and principal occupation or employment:

William C. Ballard, Jr.	F. William McNabb III
Former Of Counsel Bingham Greenebaum Doll LLP	Former Chairman and Chief Executive Officer The Vanguard Group, Inc.

Richard T. Burke	Valerie Montgomery Rice, M.D
Lead Independent Director UnitedHealth Group	President and Dean Morehouse School of Medicine

Timothy P. Flynn	Glenn M. Renwick
Retired Chair KPMG International	Chair Fiserv, Inc.

Stephen J. Hemsley	David S. Wichmann
Executive Chair UnitedHealth Group	Chief Executive Officer UnitedHealth Group

Michele J. Hooper	Gail R. Wilensky, Ph.D.
President and Chief Executive Officer The Directors’ Council	Senior Fellow Project HOPE

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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Proposal 1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2018, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	33	$135	49	(3)
Equity compensation plans not approved by shareholders (2)	—	—	—
Total (2)	33	$135	49

(1)	Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended.

(2)
Excludes 1,676,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $59 and an average remaining term of approximately 5 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.

(3)
Includes 7 million shares of common stock available for future issuance under the 1993 Employee Stock Purchase Plan as of December 31, 2018, and 42 million shares available under the 2011 Stock Incentive Plan as of December 31, 2018. Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplementary Data
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2018 and 2017.

•	Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017, and 2016.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.

•	Notes to the Consolidated Financial Statements.

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

*10.1	UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2018
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
*10.13
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.16
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.17
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.18
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.19
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.20
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.21
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.22
Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.23
Sixth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.24
Seventh Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.24 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016)

*10.25
Eighth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 4.9 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-224254, filed on April 12, 2018)

*10.26	Summary of Non-Management Director Compensation, effective as of October 1, 2018
*10.27
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

*10.29
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.30
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

*10.32
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.33
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

*10.37	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.38	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.39
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.40
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.41
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.42
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.43
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.44
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.45
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.46
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.47
Amendment to Employment Agreement, effective as of August 16, 2017, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

*10.48
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.49
Amended and Restated Employment Agreement, effective as of March 24, 2015, between United HealthCare Services, Inc. and Steven H. Nelson (incorporated by reference to Exhibit 10.51 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017)

*10.50	Employment Agreement, effective as of June 3, 2018, between United HealthCare Services, Inc. and Andrew Witty
11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”)

21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company’s internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 12, 2019; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2019

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$434	$359
Other current assets	197	575
Total current assets	631	934
Equity in net assets of subsidiaries	83,244	76,231
Long-term notes receivable from subsidiaries	4,461	4,278
Other assets	972	839
Total assets	$89,308	$82,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$618	$502
Current portion of notes payable to subsidiaries	714	466
Commercial paper and current maturities of long-term debt	1,744	2,749
Total current liabilities	3,076	3,717
Long-term debt, less current maturities	33,490	28,318
Long-term notes payable to subsidiaries	560	1,518
Other liabilities	486	953
Total liabilities	37,612	34,506
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 960 and 969 issued and outstanding	10	10
Additional paid-in capital	—	1,703
Retained earnings	55,846	48,730
Accumulated other comprehensive loss	(4,160)	(2,667)
Total UnitedHealth Group shareholders’ equity	51,696	47,776
Total liabilities and shareholders’ equity	$89,308	$82,282
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Revenues:
Investment and other income	$194	$527	$522
Total revenues	194	527	522
Operating costs:
Operating costs	35	—	(22)
Interest expense	1,285	1,114	995
Total operating costs	1,320	1,114	973
Loss before income taxes	(1,126)	(587)	(451)
Benefit for income taxes	251	214	165
Loss of parent company	(875)	(373)	(286)
Equity in undistributed income of subsidiaries	12,861	10,931	7,303
Net earnings	11,986	10,558	7,017
Other comprehensive (loss) income	(1,517)	14	653
Comprehensive income	$10,469	$10,572	$7,670
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Operating activities
Cash flows from operating activities	$6,099	$2,021	$4,294
Investing activities
Issuances of notes to subsidiaries	(1,420)	—	(824)
Repayments of notes to subsidiaries	1,419	2,071	—
Cash paid for acquisitions	(4,066)	(2,313)	(2,292)
Return of capital to parent company	4,196	3,375	2,143
Capital contributions to subsidiaries	(1,259)	(959)	(765)
Other, net	4	—	168
Cash flows (used for) from investing activities	(1,126)	2,174	(1,570)
Financing activities
Common stock repurchases	(4,500)	(1,500)	(1,280)
Proceeds from common stock issuances	838	688	429
Cash dividends paid	(3,320)	(2,773)	(2,261)
Repayments of commercial paper, net	(201)	(3,508)	(382)
Proceeds from issuance of long-term debt	6,935	5,291	3,968
Repayments of long-term debt	(2,600)	(3,472)	(2,596)
(Repayments) proceeds of notes from subsidiary	(1,127)	1,704	(30)
Other, net	(923)	(446)	(421)
Cash flows used for financing activities	(4,898)	(4,016)	(2,573)
Increase in cash and cash equivalents	75	179	151
Cash and cash equivalents, beginning of period	359	180	29
Cash and cash equivalents, end of period	$434	$359	$180

Supplemental cash flow disclosures
Cash paid for interest	$1,294	$1,062	$974
Cash paid for income taxes	2,379	3,455	4,557

Supplemental schedule of non-cash investing activities
Common stock issued for acquisitions	$—	$2,164	$—
Conversion of note receivable from subsidiaries to equity	—	4,378	—
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
1.    Basis of Presentation
UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $5.6 billion, $3.4 billion and $3.7 billion in 2018, 2017 and 2016, respectively. Additionally, $4.2 billion, $3.4 billion and $2.1 billion in cash were received as a return of capital to the parent company during 2018, 2017 and 2016, respectively.
3.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries that totaled $1.3 billion and $625 million at December 31, 2018 and 2017, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2019	$1,750
2020	3,150
2021	3,150
2022	3,015
2023	2,125
Thereafter	22,477
4. Commitments and Contingencies
For a summary of commitments and contingencies, see Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 12, 2019

UNITEDHEALTH GROUP INCORPORATED

By	/s/ DAVID S. WICHMANN
David S. Wichmann Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID S. WICHMANN	Director and Chief Executive Officer (principal executive officer)	February 12, 2019
David S. Wichmann
/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 12, 2019
John F. Rex
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 12, 2019
Thomas E. Roos
*	Director	February 12, 2019
William C. Ballard, Jr.
*	Director	February 12, 2019
Richard T. Burke
*	Director	February 12, 2019
Timothy P. Flynn
*	Director	February 12, 2019
Stephen J. Hemsley
*	Director	February 12, 2019
Michele J. Hooper
*	Director	February 12, 2019
F. William McNabb III
*	Director	February 12, 2019
Valerie Montgomery Rice
*	Director	February 12, 2019
Glenn M. Renwick
*	Director	February 12, 2019
Gail R. Wilensky

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact