Form 10-Q
period 2019-03-31
UNITEDHEALTH GROUP INC
filed 2019-05-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
_________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting company	[ ]			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	UNH	New York Stock Exchange, Inc.
As of April 30, 2019, there were 950,343,113 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,407	$10,866
Short-term investments	3,303	3,458
Accounts receivable, net	12,826	11,388
Other current receivables, net	7,631	6,862
Assets under management	2,951	3,032
Prepaid expenses and other current assets	3,697	3,086
Total current assets	42,815	38,692
Long-term investments	33,553	32,510
Property, equipment and capitalized software, net	8,230	8,458
Goodwill	59,379	58,910
Other intangible assets, net	9,245	9,325
Other assets	7,975	4,326
Total assets	$161,197	$152,221
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$21,139	$19,891
Accounts payable and accrued liabilities	16,900	16,705
Commercial paper and current maturities of long-term debt	3,919	1,973
Unearned revenues	2,530	2,396
Other current liabilities	14,445	12,244
Total current liabilities	58,933	53,209
Long-term debt, less current maturities	34,419	34,581
Deferred income taxes	2,786	2,474
Other liabilities	8,554	5,730
Total liabilities	104,692	95,994
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	2,054	1,908
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 953 and 960 issued and outstanding	10	10
Retained earnings	55,472	55,846
Accumulated other comprehensive loss	(3,758)	(4,160)
Nonredeemable noncontrolling interests	2,727	2,623
Total equity	54,451	54,319
Total liabilities, redeemable noncontrolling interests and equity	$161,197	$152,221

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Revenues:
Premiums	$47,513	$44,084
Products	8,072	6,702
Services	4,318	4,104
Investment and other income	405	298
Total revenues	60,308	55,188
Operating costs:
Medical costs	38,939	35,863
Operating costs	8,517	8,506
Cost of products sold	7,381	6,184
Depreciation and amortization	639	582
Total operating costs	55,476	51,135
Earnings from operations	4,832	4,053
Interest expense	(400)	(329)
Earnings before income taxes	4,432	3,724
Provision for income taxes	(875)	(800)
Net earnings	3,557	2,924
Earnings attributable to noncontrolling interests	(90)	(88)
Net earnings attributable to UnitedHealth Group common shareholders	$3,467	$2,836
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.62	$2.94
Diluted	$3.56	$2.87
Basic weighted-average number of common shares outstanding	958	966
Dilutive effect of common share equivalents	17	21
Diluted weighted-average number of common shares outstanding	975	987
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	7

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net earnings	$3,557	$2,924
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	520	(378)
Income tax effect	(119)	86
Total unrealized gains (losses), net of tax	401	(292)
Gross reclassification adjustment for net realized losses (gains) included in net earnings	4	(19)
Income tax effect	(1)	4
Total reclassification adjustment, net of tax	3	(15)
Total foreign currency translation losses	(2)	(1)
Other comprehensive income (loss)	402	(308)
Comprehensive income	3,959	2,616
Comprehensive income attributable to noncontrolling interests	(90)	(88)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,869	$2,528

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				3,467			60	3,527
Other comprehensive income (loss)					404	(2)		402
Issuances of common stock, and related tax effects	5	—	56					56
Share-based compensation			239					239
Common share repurchases	(12)	—	(34)	(2,968)				(3,002)
Cash dividends paid on common shares ($0.90 per share)				(860)				(860)
Redeemable noncontrolling interests fair value and other adjustments			(152)					(152)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				132	23
Distribution to nonredeemable noncontrolling interests							(83)	(83)
Balance at March 31, 2019	953	$10	$—	$55,472	$140	$(3,898)	$2,727	$54,451

Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				2,836			53	2,889
Other comprehensive loss					(307)	(1)		(308)
Issuances of common stock, and related tax effects	5	—	415					415
Share-based compensation			206					206
Common share repurchases	(12)	—	(2,324)	(326)				(2,650)
Cash dividends paid on common shares ($0.75 per share)				(722)				(722)
Acquisition of nonredeemable noncontrolling interests							423	423
Distribution to nonredeemable noncontrolling interests							(50)	(50)
Balance at March 31, 2018	962	$10	$—	$50,494	$(296)	$(2,655)	$2,483	$50,036

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities
Net earnings	$3,557	$2,924
Noncash items:
Depreciation and amortization	639	582
Deferred income taxes	134	(74)
Share-based compensation	243	208
Other, net	42	27
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,421)	(1,579)
Other assets	(1,495)	(3,232)
Medical costs payable	1,125	1,313
Accounts payable and other liabilities	318	2,821
Unearned revenues	92	5,379
Cash flows from operating activities	3,234	8,369
Investing activities
Purchases of investments	(3,540)	(3,891)
Sales of investments	1,510	1,002
Maturities of investments	1,711	1,504
Cash paid for acquisitions, net of cash assumed	(689)	(2,583)
Purchases of property, equipment and capitalized software	(562)	(477)
Other, net	154	(72)
Cash flows used for investing activities	(1,416)	(4,517)
Financing activities
Common share repurchases	(3,002)	(2,650)
Cash dividends paid	(860)	(722)
Proceeds from common stock issuances	323	295
Repayments of long-term debt	(1,250)	(1,100)
Proceeds from commercial paper, net	3,101	4,259
Customer funds administered	1,784	2,962
Other, net	(368)	(622)
Cash flows (used for) from financing activities	(272)	2,422
Effect of exchange rate changes on cash and cash equivalents	(5)	(12)
Increase in cash and cash equivalents	1,541	6,262
Cash and cash equivalents, beginning of period	10,866	11,981
Cash and cash equivalents, end of period	$12,407	$18,243

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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC (2018 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates include medical costs payable and goodwill. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” as modified by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, ASU 2016-02). Under ASU 2016-02, an entity is required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. The Company adopted ASU 2016-02 using a cumulative-effect upon adoption approach as of January 1, 2019. Upon adoption, the Company recognized $3.3 billion of lease right-of-use (ROU) assets and liabilities for operating leases on its Condensed Consolidated Balance Sheet, of which, $668 million were classified as current liabilities. The adoption of ASU 2016-02 was immaterial to the Company’s consolidated results of operations, equity and cash flows. The Company has included the disclosures required by ASU 2016-02 below and in Note 6, “Commitments and Contingencies”.
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. At the lease commencement date, lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not implicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term.
The Company’s ROU assets are included in other assets, and lease liabilities are included in other current liabilities and other liabilities in the Company’s Condensed Consolidated Balance Sheet.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,610	$30	$(19)	$3,621
State and municipal obligations	6,566	150	(9)	6,707
Corporate obligations	15,589	95	(58)	15,626
U.S. agency mortgage-backed securities	5,212	37	(51)	5,198
Non-U.S. agency mortgage-backed securities	1,471	13	(6)	1,478
Total debt securities - available-for-sale	32,448	325	(143)	32,630
Debt securities - held-to-maturity:
U.S. government and agency obligations	265	—	(1)	264
State and municipal obligations	31	1	—	32
Corporate obligations	428	1	—	429
Total debt securities - held-to-maturity	724	2	(1)	725
Total debt securities	$33,172	$327	$(144)	$33,355
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,434	$13	$(42)	$3,405
State and municipal obligations	7,117	61	(57)	7,121
Corporate obligations	15,366	14	(218)	15,162
U.S. agency mortgage-backed securities	4,947	11	(106)	4,852
Non-U.S. agency mortgage-backed securities	1,376	2	(20)	1,358
Total debt securities - available-for-sale	32,240	101	(443)	31,898
Debt securities - held-to-maturity:
U.S. government and agency obligations	255	1	(2)	254
State and municipal obligations	11	—	—	11
Corporate obligations	355	—	—	355
Total debt securities - held-to-maturity	621	1	(2)	620
Total debt securities	$32,861	$102	$(445)	$32,518
The Company held $2.0 billion of equity securities as of March 31, 2019 and December 31, 2018. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds and dividend paying stocks with readily determinable fair values. Additionally, the Company’s investments included $1.5 billion of equity method investments in operating businesses in the health care sector as of March 31, 2019 and December 31, 2018.

The amortized cost and fair value of debt securities as of March 31, 2019, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,457	$3,455	$132	$132
Due after one year through five years	12,283	12,304	318	318
Due after five years through ten years	7,314	7,430	131	131
Due after ten years	2,711	2,765	143	144
U.S. agency mortgage-backed securities	5,212	5,198	—	—
Non-U.S. agency mortgage-backed securities	1,471	1,478	—	—
Total debt securities	$32,448	$32,630	$724	$725
The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$—	$—	$1,329	$(19)	$1,329	$(19)
State and municipal obligations	—	—	1,274	(9)	1,274	(9)
Corporate obligations	1,461	(7)	5,479	(51)	6,940	(58)
U.S. agency mortgage-backed securities	—	—	2,979	(51)	2,979	(51)
Non-U.S. agency mortgage-backed securities	—	—	546	(6)	546	(6)
Total debt securities - available-for-sale	$1,461	$(7)	$11,607	$(136)	$13,068	$(143)
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$998	$(7)	$1,425	$(35)	$2,423	$(42)
State and municipal obligations	1,334	(11)	2,491	(46)	3,825	(57)
Corporate obligations	8,105	(109)	4,239	(109)	12,344	(218)
U.S. agency mortgage-backed securities	1,296	(22)	2,388	(84)	3,684	(106)
Non-U.S. agency mortgage-backed securities	622	(7)	459	(13)	1,081	(20)
Total debt securities - available-for-sale	$12,355	$(156)	$11,002	$(287)	$23,357	$(443)
The Company’s unrealized losses from debt securities as of March 31, 2019 were generated from 11,000 positions out of a total of 30,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of March 31, 2019, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2018 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2019
Cash and cash equivalents	$12,283	$124	$—	$12,407
Debt securities - available-for-sale:
U.S. government and agency obligations	3,319	302	—	3,621
State and municipal obligations	—	6,707	—	6,707
Corporate obligations	17	15,424	185	15,626
U.S. agency mortgage-backed securities	—	5,198	—	5,198
Non-U.S. agency mortgage-backed securities	—	1,478	—	1,478
Total debt securities - available-for-sale	3,336	29,109	185	32,630
Equity securities	1,827	12	—	1,839
Assets under management	896	2,043	12	2,951
Total assets at fair value	$18,342	$31,288	$197	$49,827
Percentage of total assets at fair value	37%	63%	—%	100%
December 31, 2018
Cash and cash equivalents	$10,757	$109	$—	$10,866
Debt securities - available-for-sale:
U.S. government and agency obligations	3,060	345	—	3,405
State and municipal obligations	—	7,121	—	7,121
Corporate obligations	39	14,950	173	15,162
U.S. agency mortgage-backed securities	—	4,852	—	4,852
Non-U.S. agency mortgage-backed securities	—	1,358	—	1,358
Total debt securities - available-for-sale	3,099	28,626	173	31,898
Equity securities	1,832	13	—	1,845
Assets under management	1,086	1,938	8	3,032
Total assets at fair value	$16,774	$30,686	$181	$47,641
Percentage of total assets at fair value	35%	65%	—%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2019 or 2018.
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2019
Debt securities - held-to-maturity	$273	$172	$280	$725	$724
Long-term debt and other financing obligations	—	37,790	—	37,790	35,221
December 31, 2018
Debt securities - held-to-maturity	$260	$65	$295	$620	$621
Long-term debt and other financing obligations	$—	$37,944	$—	$37,944	$36,554

Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2019 or 2018.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2019	2018
Medical costs payable, beginning of period	$19,891	$17,871
Acquisitions	35	211
Reported medical costs:
Current year	39,239	36,153
Prior years	(300)	(290)
Total reported medical costs	38,939	35,863
Medical payments:
Payments for current year	(22,973)	(21,237)
Payments for prior years	(14,753)	(13,119)
Total medical payments	(37,726)	(34,356)
Medical costs payable, end of period	$21,139	$19,589
For the three months ended March 31, 2019 and 2018, the medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $14.3 billion and $13.2 billion at March 31, 2019 and December 31, 2018, respectively.

5.    Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	March 31, 2019			December 31, 2018
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$3,134	$3,117	$3,117	$—	$—	$—
1.700% notes due February 2019	—	—	—	750	750	749
1.625% notes due March 2019	—	—	—	500	500	499
2.300% notes due December 2019	500	496	499	500	494	497
2.700% notes due July 2020	1,500	1,498	1,503	1,500	1,498	1,494
Floating rate notes due October 2020	300	299	300	300	299	298
3.875% notes due October 2020	450	445	457	450	443	456
1.950% notes due October 2020	900	897	890	900	897	884
4.700% notes due February 2021	400	400	413	400	398	412
2.125% notes due March 2021	750	748	744	750	747	734
Floating rate notes due June 2021	350	349	350	350	349	347
3.150% notes due June 2021	400	399	404	400	399	400
3.375% notes due November 2021	500	493	508	500	489	503
2.875% notes due December 2021	750	742	754	750	735	748
2.875% notes due March 2022	1,100	1,063	1,107	1,100	1,051	1,091
3.350% notes due July 2022	1,000	997	1,022	1,000	997	1,005
2.375% notes due October 2022	900	895	891	900	894	872
0.000% notes due November 2022	15	12	13	15	12	13
2.750% notes due February 2023	625	610	625	625	602	611
2.875% notes due March 2023	750	758	754	750	750	739
3.500% notes due June 2023	750	747	773	750	746	756
3.500% notes due February 2024	750	745	772	750	745	755
3.750% notes due July 2025	2,000	1,989	2,088	2,000	1,989	2,025
3.700% notes due December 2025	300	298	312	300	298	303
3.100% notes due March 2026	1,000	996	999	1,000	995	965
3.450% notes due January 2027	750	746	763	750	746	742
3.375% notes due April 2027	625	619	633	625	619	611
2.950% notes due October 2027	950	938	933	950	938	898
3.850% notes due June 2028	1,150	1,142	1,204	1,150	1,142	1,163
3.875% notes due December 2028	850	842	890	850	842	861
4.625% notes due July 2035	1,000	992	1,121	1,000	992	1,060
5.800% notes due March 2036	850	838	1,045	850	838	1,003
6.500% notes due June 2037	500	492	661	500	492	638
6.625% notes due November 2037	650	641	874	650	641	841
6.875% notes due February 2038	1,100	1,076	1,514	1,100	1,076	1,437
5.700% notes due October 2040	300	296	370	300	296	355
5.950% notes due February 2041	350	345	446	350	345	426
4.625% notes due November 2041	600	588	657	600	588	627
4.375% notes due March 2042	502	484	534	502	484	503
3.950% notes due October 2042	625	607	631	625	607	596
4.250% notes due March 2043	750	735	787	750	734	744
4.750% notes due July 2045	2,000	1,973	2,260	2,000	1,973	2,116
4.200% notes due January 2047	750	738	777	750	738	745
4.250% notes due April 2047	725	717	759	725	717	719
3.750% notes due October 2047	950	933	923	950	933	869
4.250% notes due June 2048	1,350	1,329	1,420	1,350	1,329	1,349
4.450% notes due December 2048	1,100	1,087	1,191	1,100	1,087	1,132
Total commercial paper and long-term debt	$37,551	$37,151	$39,688	$35,667	$35,234	$36,591

The Company’s long-term debt obligations included $1.2 billion and $1.3 billion of other financing obligations, of which $306 million and $229 million were classified as current as of March 31, 2019 and December 31, 2018, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2019, the Company’s outstanding commercial paper had a weighted average annual interest rate of 2.7%.
The Company has $3.5 billion five-year, $3.5 billion three-year and $3.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2023, December 2021 and December 2019, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of March 31, 2019, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of March 31, 2019, annual interest rates would have ranged from 3.2% to 3.4%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of March 31, 2019.
6.    Commitments and Contingencies
Leases
Operating lease costs were $238 million for the three months ended March 31, 2019 and included immaterial variable and short-term lease costs. Cash payments made on the Company’s operating lease liabilities were $181 million for the three months ended March 31, 2019, which were classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.5 years and 4.2%, respectively.
As of March 31, 2019, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Operating Lease Payments
2019	480
2020	667
2021	578
2022	481
2023	393
Thereafter	1,553
Total future minimum lease payments	4,152
Less imputed interest	(731)
Total	3,421
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
On February 14, 2017, the Department of Justice (DOJ) announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. In March 2019, the court denied the government’s motion for partial summary judgment and dismissed the Company’s counterclaims without prejudice. The Company cannot reasonably estimate the outcome that may result from this matter given its procedural status.
7.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2018 10-K.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenues - unaffiliated customers:
Premiums	$46,501	$1,012	$—	$—	$—	$1,012	$—	$47,513
Products	—	8	23	8,041	—	8,072	—	8,072
Services	2,141	1,274	754	149	—	2,177	—	4,318
Total revenues - unaffiliated customers	48,642	2,294	777	8,190	—	11,261	—	59,903
Total revenues - affiliated customers	—	4,287	1,407	9,613	(359)	14,948	(14,948)	—
Investment and other income	254	132	5	14	—	151	—	405
Total revenues	$48,896	$6,713	$2,189	$17,817	$(359)	$26,360	$(14,948)	$60,308
Earnings from operations	$2,954	$626	$432	$820	$—	$1,878	$—	$4,832
Interest expense	—	—	—	—	—	—	(400)	(400)
Earnings before income taxes	$2,954	$626	$432	$820	$—	$1,878	$(400)	$4,432
Three Months Ended March 31, 2018
Revenues - unaffiliated customers:
Premiums	$43,237	$847	$—	$—	$—	$847	$—	$44,084
Products	—	12	23	6,667	—	6,702	—	6,702
Services	2,039	1,188	740	137	—	2,065	—	4,104
Total revenues - unaffiliated customers	45,276	2,047	763	6,804	—	9,614	—	54,890
Total revenues - affiliated customers	—	3,606	1,304	9,295	(333)	13,872	(13,872)	—
Investment and other income	183	106	2	7	—	115	—	298
Total revenues	$45,459	$5,759	$2,069	$16,106	$(333)	$23,601	$(13,872)	$55,188
Earnings from operations	$2,400	$488	$395	$770	$—	$1,653	$—	$4,053
Interest expense	—	—	—	—	—	—	(329)	(329)
Earnings before income taxes	$2,400	$488	$395	$770	$—	$1,653	$(329)	$3,724

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2018 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2018 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K and additional information on our segments can be found in this Item 2 and in Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. Pricing for contracts that cover some portion of calendar year 2020 will reflect the return of the Health Insurance Industry Tax after a moratorium in 2019.
Government programs in the public and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of regulatory trends and uncertainties. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Part 1, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K.
Medicare Advantage Rates. Final 2020 Medicare Advantage rates resulted in an increase in industry base rates of approximately 2.5%, short of the industry forward medical cost trend, including the return of the Health Insurance Industry Tax, creating continued pressure in the Medicare Advantage program.
Health Insurance Industry Tax. There is a one year moratorium on the Health Insurance Industry Tax in 2019. This moratorium impacts year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2019 year-over-year operating comparisons to first quarter 2018.

•	Consolidated revenues grew 9%, UnitedHealthcare revenues grew 8% and Optum revenues grew 12%.

•	UnitedHealthcare served 880,000 additional people primarily as a result of business combinations and growth in services to self-funded employers and seniors.

•	Earnings from operations increased 19%, including increases of 23% at UnitedHealthcare and 14% at Optum.

•	Diluted earnings per common share increased 24%.

•	Cash flows from operations were $3.2 billion.

•	Return on Equity was 26.8%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	2019 vs. 2018
Revenues:
Premiums	$47,513	$44,084	$3,429	8%
Products	8,072	6,702	1,370	20
Services	4,318	4,104	214	5
Investment and other income	405	298	107	36
Total revenues	60,308	55,188	5,120	9
Operating costs:
Medical costs	38,939	35,863	3,076	9
Operating costs	8,517	8,506	11	—
Cost of products sold	7,381	6,184	1,197	19
Depreciation and amortization	639	582	57	10
Total operating costs	55,476	51,135	4,341	8
Earnings from operations	4,832	4,053	779	19
Interest expense	(400)	(329)	(71)	22
Earnings before income taxes	4,432	3,724	708	19
Provision for income taxes	(875)	(800)	(75)	9
Net earnings	3,557	2,924	633	22
Earnings attributable to noncontrolling interests	(90)	(88)	(2)	2
Net earnings attributable to UnitedHealth Group common shareholders	$3,467	$2,836	$631	22%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.56	$2.87	$0.69	24%
Medical care ratio (a)	82.0%	81.4%	0.6%
Operating cost ratio	14.1	15.4	(1.3)
Operating margin	8.0	7.3	0.7
Tax rate	19.7	21.5	(1.8)
Net earnings margin (b)	5.7	5.1	0.6
Return on equity (c)	26.8%	23.8%	3.0%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the quarters in the year presented.

2019 RESULTS OF OPERATIONS COMPARED TO 2018 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increase in revenue was primarily driven by the increase in the number of individuals served through various Medicare products; pricing trends; and growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery; partially offset by the moratorium of the Health Insurance Industry Tax in 2019.
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare products and medical cost trends. The MCR increased due to the revenue effects of the Health Insurance Industry Tax moratorium.
Operating Cost Ratio
The operating cost ratio decreased due to the impact of the Health Insurance Industry Tax moratorium and effective operating cost management.

Income Tax Rate
Our effective tax rate decreased due to the impact of the moratorium of the nondeductible Health Insurance Industry Tax.
Reportable Segments
See Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018
Revenues
UnitedHealthcare	$48,896	$45,459	$3,437	8%
OptumHealth	6,713	5,759	954	17
OptumInsight	2,189	2,069	120	6
OptumRx	17,817	16,106	1,711	11
Optum eliminations	(359)	(333)	(26)	8
Optum	26,360	23,601	2,759	12
Eliminations	(14,948)	(13,872)	(1,076)	8
Consolidated revenues	$60,308	$55,188	$5,120	9%
Earnings from operations
UnitedHealthcare	$2,954	$2,400	$554	23%
OptumHealth	626	488	138	28
OptumInsight	432	395	37	9
OptumRx	820	770	50	6
Optum	1,878	1,653	225	14
Consolidated earnings from operations	$4,832	$4,053	$779	19%
Operating margin
UnitedHealthcare	6.0%	5.3%	0.7%
OptumHealth	9.3	8.5	0.8
OptumInsight	19.7	19.1	0.6
OptumRx	4.6	4.8	(0.2)
Optum	7.1	7.0	0.1
Consolidated operating margin	8.0%	7.3%	0.7%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018
UnitedHealthcare Employer & Individual	$14,084	$13,414	$670	5%
UnitedHealthcare Medicare & Retirement	21,096	18,925	2,171	11
UnitedHealthcare Community & State	11,182	10,671	511	5
UnitedHealthcare Global	2,534	2,449	85	3
Total UnitedHealthcare revenues	$48,896	$45,459	$3,437	8%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2019	2018	2019 vs. 2018
Commercial:
Risk-based	8,340	8,335	5	—%
Fee-based	19,175	18,475	700	4
Total commercial	27,515	26,810	705	3
Medicare Advantage	5,165	4,760	405	9
Medicaid	6,425	6,695	(270)	(4)
Medicare Supplement (Standardized)	4,500	4,490	10	—
Total public and senior	16,090	15,945	145	1
Total UnitedHealthcare - domestic medical	43,605	42,755	850	2
International	6,125	6,095	30	—
Total UnitedHealthcare - medical	49,730	48,850	880	2%
Supplemental Data:
Medicare Part D stand-alone	4,480	4,770	(290)	(6)%
Fee-based commercial group business increased primarily due to a business combination. Medicare Advantage increased due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by states adding new carriers to existing programs, reduced enrollment from state efforts to manage eligibility status and the sale of our New Mexico Medicaid plan in 2018.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served through several Medicare products, a higher revenue membership mix and rate increases for underlying medical cost trends. Revenue increases were partially offset by the moratorium on the Health Insurance Industry Tax in 2019.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to organic growth and business combinations in care delivery and organic growth in behavioral health.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic growth in managed services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to business combinations and organic growth in specialty pharmacy, home delivery services and overall prescription growth. OptumRx fulfilled 339 million and 332 million adjusted scripts in the first quarters of 2019 and 2018, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2019	2018	2019 vs. 2018
Sources of cash:
Cash provided by operating activities	$3,234	$8,369	$(5,135)
Issuances of commercial paper and long-term debt, net of repayments	1,851	3,159	(1,308)
Proceeds from common stock issuances	323	295	28
Customer funds administered	1,784	2,962	(1,178)
Total sources of cash	7,192	14,785
Uses of cash:
Common stock repurchases	(3,002)	(2,650)	(352)
Cash paid for acquisitions, net of cash assumed	(689)	(2,583)	1,894
Purchases of investments, net of sales and maturities	(319)	(1,385)	1,066
Purchases of property, equipment and capitalized software	(562)	(477)	(85)
Cash dividends paid	(860)	(722)	(138)
Other	(214)	(694)	480
Total uses of cash	(5,646)	(8,511)
Effect of exchange rate changes on cash and cash equivalents	(5)	(12)	7
Net increase in cash and cash equivalents	$1,541	$6,262	$(4,721)
2019 Cash Flows Compared to 2018 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by the increase in unearned revenues in 2018 due to the March 2018 early receipt of our April CMS premium payment of $5.1 billion and the year-over-year impact of the Health Insurance Industry Tax moratorium, partially offset by higher net earnings.
Other significant changes in sources or uses of cash year-over-year included a decrease in cash paid for acquisitions, increased sales and maturities of investments, decreased issuances of commercial paper and a decrease in customer funds administered due to the early receipt of our CMS payment in 2018 described above.
Financial Condition
As of March 31, 2019, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $47.0 billion included approximately $12.4 billion of cash and cash equivalents (of which $800 million was available for general corporate use), $32.6 billion of debt securities and $2.0 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.5 years and a weighted-average credit rating of “Double A” as of March 31, 2019. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2019, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 40%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2019 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2019, we repurchased 12 million shares at an average price of $252.76 per share. As of March 31, 2019, we had Board authorization to purchase up to 83 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $3.60 per share.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2018 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2018 was disclosed in our 2018 10-K. During the three months ended March 31, 2019, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2018 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2018 10-K.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2019 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2019
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$306	$260	$(2,294)	$(5,249)
1	153	130	(1,159)	(2,849)
(1)	(153)	(130)	1,115	3,327
(2)	(306)	(260)	2,088	7,327

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2018 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors disclosed in our 2018 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the first quarter 2019, we repurchased approximately 12 million shares at an average price of $252.76 per share. As of March 31, 2019, we had Board authorization to purchase up to 83 million shares of our common stock.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	May 7, 2019
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 7, 2019
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 7, 2019
Thomas E. Roos