Form 10-Q
period 2019-06-30
UNITEDHEALTH GROUP INC
filed 2019-08-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission File Number: 1-10864
__________________________________________________________

UnitedHealth Group Incorporated
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware		41-1321939
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
UnitedHealth Group Center		55343
9900 Bren Road East
Minnetonka,	Minnesota
(Address of principal executive offices)		(Zip Code)
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

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	UNH	NYSE
As of July 31, 2019, there were 947,680,609 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,745	$10,866
Short-term investments	3,524	3,458
Accounts receivable, net	9,741	11,388
Other current receivables, net	8,434	6,862
Assets under management	2,943	3,032
Prepaid expenses and other current assets	3,651	3,086
Total current assets	42,038	38,692
Long-term investments	35,696	32,510
Property, equipment and capitalized software, net	8,681	8,458
Goodwill	62,000	58,910
Other intangible assets, net	9,999	9,325
Other assets	8,786	4,326
Total assets	$167,200	$152,221
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$20,907	$19,891
Accounts payable and accrued liabilities	17,128	16,705
Commercial paper and current maturities of long-term debt	7,800	1,973
Unearned revenues	2,019	2,396
Other current liabilities	14,474	12,244
Total current liabilities	62,328	53,209
Long-term debt, less current maturities	34,473	34,581
Deferred income taxes	2,908	2,474
Other liabilities	9,435	5,730
Total liabilities	109,144	95,994
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	2,202	1,908
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 948 and 960 issued and outstanding	9	10
Retained earnings	56,367	55,846
Accumulated other comprehensive loss	(3,273)	(4,160)
Nonredeemable noncontrolling interests	2,751	2,623
Total equity	55,854	54,319
Total liabilities, redeemable noncontrolling interests and equity	$167,200	$152,221

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues:
Premiums	$47,164	$44,458	$94,677	$88,542
Products	8,353	7,004	16,425	13,706
Services	4,496	4,269	8,814	8,373
Investment and other income	582	355	987	653
Total revenues	60,595	56,086	120,903	111,274
Operating costs:
Medical costs	39,184	36,427	78,123	72,290
Operating costs	8,415	8,386	16,932	16,892
Cost of products sold	7,598	6,471	14,979	12,655
Depreciation and amortization	654	598	1,293	1,180
Total operating costs	55,851	51,882	111,327	103,017
Earnings from operations	4,744	4,204	9,576	8,257
Interest expense	(418)	(344)	(818)	(673)
Earnings before income taxes	4,326	3,860	8,758	7,584
Provision for income taxes	(941)	(850)	(1,816)	(1,650)
Net earnings	3,385	3,010	6,942	5,934
Earnings attributable to noncontrolling interests	(92)	(88)	(182)	(176)
Net earnings attributable to UnitedHealth Group common shareholders	$3,293	$2,922	$6,760	$5,758
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.47	$3.04	$7.09	$5.98
Diluted	$3.42	$2.98	$6.97	$5.85
Basic weighted-average number of common shares outstanding	950	961	954	963
Dilutive effect of common share equivalents	14	21	16	21
Diluted weighted-average number of common shares outstanding	964	982	970	984
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	11	6	9	7

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net earnings	$3,385	$3,010	$6,942	$5,934
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	493	(43)	1,013	(421)
Income tax effect	(113)	10	(232)	96
Total unrealized gains (losses), net of tax	380	(33)	781	(325)
Gross reclassification adjustment for net realized gains included in net earnings	(5)	(36)	(1)	(55)
Income tax effect	1	9	—	13
Total reclassification adjustment, net of tax	(4)	(27)	(1)	(42)
Total foreign currency translation gains (losses)	109	(1,069)	107	(1,070)
Other comprehensive income (loss)	485	(1,129)	887	(1,437)
Comprehensive income	3,870	1,881	7,829	4,497
Comprehensive income attributable to noncontrolling interests	(92)	(88)	(182)	(176)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,778	$1,793	$7,647	$4,321

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2019	953	$10	$—	$55,472	$140	$(3,898)	$2,727	$54,451
Net earnings				3,293			54	3,347
Other comprehensive income					376	109		485
Issuances of common stock, and related tax effects	1	—	105					105
Share-based compensation			152					152
Common share repurchases	(6)	(1)	(124)	(1,374)				(1,499)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			(133)					(133)
Acquisition and other adjustments of nonredeemable noncontrolling interests							32	32
Distribution to nonredeemable noncontrolling interests							(62)	(62)
Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854

Balance at March 31, 2018	962	$10	$—	$50,494	$(296)	$(2,655)	$2,483	$50,036
Net earnings				2,922			59	2,981
Other comprehensive loss					(60)	(1,069)		(1,129)
Issuances of common stock, and related tax effects	2	—	107					107
Share-based compensation			141					141
Common share repurchases	(2)	—	(313)	(187)				(500)
Cash dividends paid on common shares ($0.90 per share)				(866)				(866)
Redeemable noncontrolling interests fair value and other adjustments			65					65
Acquisition and other adjustments of nonredeemable noncontrolling interests							(7)	(7)
Distribution to nonredeemable noncontrolling interests							(45)	(45)
Balance at June 30, 2018	962	$10	$—	$52,363	$(356)	$(3,724)	$2,490	$50,783

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				6,760			114	6,874
Other comprehensive income					780	107		887
Issuances of common stock, and related tax effects	6	—	161					161
Share-based compensation			391					391
Common share repurchases	(18)	(1)	(158)	(4,342)				(4,501)
Cash dividends paid on common shares ($1.98 per share)				(1,884)				(1,884)
Redeemable noncontrolling interests fair value and other adjustments			(285)					(285)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				164	55
Distribution to nonredeemable noncontrolling interests							(145)	(145)
Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854

Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				5,758			112	5,870
Other comprehensive loss					(367)	(1,070)		(1,437)
Issuances of common stock, and related tax effects	7	—	522					522
Share-based compensation			347					347
Common share repurchases	(14)	—	(2,637)	(513)				(3,150)
Cash dividends paid on common shares ($1.65 per share)				(1,588)				(1,588)
Redeemable noncontrolling interests fair value and other adjustments			65					65
Acquisition and other adjustments of nonredeemable noncontrolling interests							416	416
Distribution to nonredeemable noncontrolling interests							(95)	(95)
Balance at June 30, 2018	962	$10	$—	$52,363	$(356)	$(3,724)	$2,490	$50,783

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities
Net earnings	$6,942	$5,934
Noncash items:
Depreciation and amortization	1,293	1,180
Deferred income taxes	195	(158)
Share-based compensation	398	358
Other, net	(127)	10
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	2,196	(1,021)
Other assets	(1,774)	(2,369)
Medical costs payable	447	1,263
Accounts payable and other liabilities	(33)	2,233
Unearned revenues	(429)	4,946
Cash flows from operating activities	9,108	12,376
Investing activities
Purchases of investments	(7,649)	(8,182)
Sales of investments	2,680	2,003
Maturities of investments	3,315	3,211
Cash paid for acquisitions, net of cash assumed	(4,751)	(2,636)
Purchases of property, equipment and capitalized software	(977)	(960)
Other, net	504	(134)
Cash flows used for investing activities	(6,878)	(6,698)
Financing activities
Common share repurchases	(4,501)	(3,150)
Cash dividends paid	(1,884)	(1,588)
Proceeds from common stock issuances	448	478
Repayments of long-term debt	(1,250)	(1,100)
Proceeds from (repayments of) commercial paper, net	6,924	(181)
Proceeds from issuance of long-term debt	—	3,964
Customer funds administered	1,435	3,082
Other, net	(529)	(718)
Cash flows from financing activities	643	787
Effect of exchange rate changes on cash and cash equivalents	6	(78)
Increase in cash and cash equivalents	2,879	6,387
Cash and cash equivalents, beginning of period	10,866	11,981
Cash and cash equivalents, end of period	$13,745	$18,368

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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” as modified by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, ASU 2016-02). Under ASU 2016-02, an entity is required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. The Company adopted ASU 2016-02 using a cumulative-effect upon adoption approach as of January 1, 2019. Upon adoption, the Company recognized $3.3 billion of lease right-of-use (ROU) assets and liabilities for operating leases on its Condensed Consolidated Balance Sheet, of which, $668 million were classified as current liabilities. The adoption of ASU 2016-02 was immaterial to the Company’s consolidated results of operations, equity and cash flows. The Company has included the disclosures required by ASU 2016-02 below and in Note 7, “Commitments and Contingencies.”
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,684	$80	$(5)	$3,759
State and municipal obligations	6,532	237	(1)	6,768
Corporate obligations	16,597	265	(12)	16,850
U.S. agency mortgage-backed securities	5,662	83	(15)	5,730
Non-U.S. agency mortgage-backed securities	1,593	39	(1)	1,631
Total debt securities - available-for-sale	34,068	704	(34)	34,738
Debt securities - held-to-maturity:
U.S. government and agency obligations	275	2	—	277
State and municipal obligations	31	1	—	32
Corporate obligations	435	1	—	436
Total debt securities - held-to-maturity	741	4	—	745
Total debt securities	$34,809	$708	$(34)	$35,483
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,434	$13	$(42)	$3,405
State and municipal obligations	7,117	61	(57)	7,121
Corporate obligations	15,366	14	(218)	15,162
U.S. agency mortgage-backed securities	4,947	11	(106)	4,852
Non-U.S. agency mortgage-backed securities	1,376	2	(20)	1,358
Total debt securities - available-for-sale	32,240	101	(443)	31,898
Debt securities - held-to-maturity:
U.S. government and agency obligations	255	1	(2)	254
State and municipal obligations	11	—	—	11
Corporate obligations	355	—	—	355
Total debt securities - held-to-maturity	621	1	(2)	620
Total debt securities	$32,861	$102	$(445)	$32,518

The Company held $2.2 billion and $2.0 billion of equity securities as of June 30, 2019 and December 31, 2018, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds and dividend paying stocks with readily determinable fair values. Additionally, the Company’s investments included $1.5 billion of equity method investments in operating businesses in the health care sector as of both June 30, 2019 and December 31, 2018.

The amortized cost and fair value of debt securities as of June 30, 2019, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,647	$3,652	$182	$182
Due after one year through five years	12,150	12,298	283	285
Due after five years through ten years	8,084	8,394	136	136
Due after ten years	2,932	3,033	140	142
U.S. agency mortgage-backed securities	5,662	5,730	—	—
Non-U.S. agency mortgage-backed securities	1,593	1,631	—	—
Total debt securities	$34,068	$34,738	$741	$745

The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$—	$—	$655	$(5)	$655	$(5)
State and municipal obligations	—	—	366	(1)	366	(1)
Corporate obligations	703	(3)	2,352	(9)	3,055	(12)
U.S. agency mortgage-backed securities	—	—	1,562	(15)	1,562	(15)
Non-U.S. agency mortgage-backed securities	—	—	128	(1)	128	(1)
Total debt securities - available-for-sale	$703	$(3)	$5,063	$(31)	$5,766	$(34)
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$998	$(7)	$1,425	$(35)	$2,423	$(42)
State and municipal obligations	1,334	(11)	2,491	(46)	3,825	(57)
Corporate obligations	8,105	(109)	4,239	(109)	12,344	(218)
U.S. agency mortgage-backed securities	1,296	(22)	2,388	(84)	3,684	(106)
Non-U.S. agency mortgage-backed securities	622	(7)	459	(13)	1,081	(20)
Total debt securities - available-for-sale	$12,355	$(156)	$11,002	$(287)	$23,357	$(443)

The Company’s unrealized losses from debt securities as of June 30, 2019 were generated from 5,000 positions out of a total of 31,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of June 30, 2019, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2019
Cash and cash equivalents	$13,562	$183	$—	$13,745
Debt securities - available-for-sale:
U.S. government and agency obligations	3,474	285	—	3,759
State and municipal obligations	—	6,768	—	6,768
Corporate obligations	65	16,583	202	16,850
U.S. agency mortgage-backed securities	—	5,730	—	5,730
Non-U.S. agency mortgage-backed securities	—	1,631	—	1,631
Total debt securities - available-for-sale	3,539	30,997	202	34,738
Equity securities	2,035	15	—	2,050
Assets under management	1,011	1,911	21	2,943
Total assets at fair value	$20,147	$33,106	$223	$53,476
Percentage of total assets at fair value	38%	62%	—%	100%
December 31, 2018
Cash and cash equivalents	$10,757	$109	$—	$10,866
Debt securities - available-for-sale:
U.S. government and agency obligations	3,060	345	—	3,405
State and municipal obligations	—	7,121	—	7,121
Corporate obligations	39	14,950	173	15,162
U.S. agency mortgage-backed securities	—	4,852	—	4,852
Non-U.S. agency mortgage-backed securities	—	1,358	—	1,358
Total debt securities - available-for-sale	3,099	28,626	173	31,898
Equity securities	1,832	13	—	1,845
Assets under management	1,086	1,938	8	3,032
Total assets at fair value	$16,774	$30,686	$181	$47,641
Percentage of total assets at fair value	35%	65%	—%	100%

There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2019 or 2018.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2019
Debt securities - held-to-maturity	$293	$177	$275	$745	$741
Long-term debt and other financing obligations	$—	$38,927	$—	$38,927	$35,300
December 31, 2018
Debt securities - held-to-maturity	$260	$65	$295	$620	$621
Long-term debt and other financing obligations	$—	$37,944	$—	$37,944	$36,554

Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the six months ended June 30, 2019 or 2018.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2019	2018
Medical costs payable, beginning of period	$19,891	$17,871
Acquisitions	522	261
Reported medical costs:
Current year	78,523	72,570
Prior years	(400)	(280)
Total reported medical costs	78,123	72,290
Medical payments:
Payments for current year	(60,707)	(55,738)
Payments for prior years	(16,922)	(15,345)
Total medical payments	(77,629)	(71,083)
Medical costs payable, end of period	$20,907	$19,339

For the six months ended June 30, 2019 and 2018, the medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $14.5 billion and $13.2 billion at June 30, 2019 and December 31, 2018, respectively.

5.    Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	June 30, 2019			December 31, 2018
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$6,984	$6,973	$6,973	$—	$—	$—
1.700% notes due February 2019	—	—	—	750	750	749
1.625% notes due March 2019	—	—	—	500	500	499
2.300% notes due December 2019	500	498	500	500	494	497
2.700% notes due July 2020	1,500	1,498	1,506	1,500	1,498	1,494
Floating rate notes due October 2020	300	299	300	300	299	298
3.875% notes due October 2020	450	449	457	450	443	456
1.950% notes due October 2020	900	898	896	900	897	884
4.700% notes due February 2021	400	404	413	400	398	412
2.125% notes due March 2021	750	748	749	750	747	734
Floating rate notes due June 2021	350	349	350	350	349	347
3.150% notes due June 2021	400	399	407	400	399	400
3.375% notes due November 2021	500	500	512	500	489	503
2.875% notes due December 2021	750	752	761	750	735	748
2.875% notes due March 2022	1,100	1,082	1,117	1,100	1,051	1,091
3.350% notes due July 2022	1,000	997	1,034	1,000	997	1,005
2.375% notes due October 2022	900	895	903	900	894	872
0.000% notes due November 2022	15	13	13	15	12	13
2.750% notes due February 2023	625	622	633	625	602	611
2.875% notes due March 2023	750	772	764	750	750	739
3.500% notes due June 2023	750	747	782	750	746	756
3.500% notes due February 2024	750	745	786	750	745	755
3.750% notes due July 2025	2,000	1,990	2,136	2,000	1,989	2,025
3.700% notes due December 2025	300	298	320	300	298	303
3.100% notes due March 2026	1,000	996	1,030	1,000	995	965
3.450% notes due January 2027	750	746	789	750	746	742
3.375% notes due April 2027	625	619	653	625	619	611
2.950% notes due October 2027	950	939	966	950	938	898
3.850% notes due June 2028	1,150	1,142	1,246	1,150	1,142	1,163
3.875% notes due December 2028	850	843	927	850	842	861
4.625% notes due July 2035	1,000	992	1,149	1,000	992	1,060
5.800% notes due March 2036	850	838	1,090	850	838	1,003
6.500% notes due June 2037	500	492	693	500	492	638
6.625% notes due November 2037	650	641	915	650	641	841
6.875% notes due February 2038	1,100	1,076	1,591	1,100	1,076	1,437
5.700% notes due October 2040	300	296	385	300	296	355
5.950% notes due February 2041	350	345	462	350	345	426
4.625% notes due November 2041	600	588	684	600	588	627
4.375% notes due March 2042	502	484	556	502	484	503
3.950% notes due October 2042	625	607	655	625	607	596
4.250% notes due March 2043	750	735	820	750	734	744
4.750% notes due July 2045	2,000	1,973	2,369	2,000	1,973	2,116
4.200% notes due January 2047	750	738	820	750	738	745
4.250% notes due April 2047	725	717	797	725	717	719
3.750% notes due October 2047	950	933	974	950	933	869
4.250% notes due June 2048	1,350	1,329	1,500	1,350	1,329	1,349
4.450% notes due December 2048	1,100	1,088	1,267	1,100	1,087	1,132
Total commercial paper and long-term debt	$41,401	$41,085	$44,650	$35,667	$35,234	$36,591

The Company’s long-term debt obligations included $1.2 billion and $1.3 billion of other financing obligations, of which $329 million and $229 million were classified as current as of June 30, 2019 and December 31, 2018, respectively.
Long-term Debt
In July 2019, the Company issued $5.5 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
2.375% notes due August 2024	$750
2.875% notes due August 2029	1,000
3.500% notes due August 2039	1,250
3.700% notes due August 2049	1,250
3.875% notes due August 2059	1,250

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2019, the Company’s outstanding commercial paper had a weighted average annual interest rate of 2.6%.
The Company has $3.5 billion five-year, $3.5 billion three-year and $3.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2023, December 2021 and December 2019, respectively. The Company additionally has a $2.5 billion 364-day revolving bank credit facility with 6 banks that matures in May 2020. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of June 30, 2019, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of June 30, 2019, annual interest rates would have ranged from 2.9% to 3.1%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of June 30, 2019.
6.    Dividends
In June 2019, the Company’s Board of Directors increased the Company’s annual dividend rate to shareholders to $4.32 compared to $3.60 per share, which the Company had paid since June 2018. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2019 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 19	$0.90	$860
June 25	1.08	1,024

7.    Commitments and Contingencies
Leases
Operating lease costs were $247 million and $485 million for the three and six months ended June 30, 2019, respectively, and included immaterial variable and short-term lease costs. Cash payments made on the Company’s operating lease liabilities were $363 million for the six months ended June 30, 2019, which were classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.8 years and 4.0%, respectively.

As of June 30, 2019, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Operating Lease Payments
2019	$396
2020	760
2021	666
2022	562
2023	463
Thereafter	1,977
Total future minimum lease payments	4,824
Less imputed interest	(806)
Total	$4,018

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

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2018 10-K. Total assets at OptumHealth increased to $38.8 billion as of June 30, 2019 compared to $29.8 billion as of December 31, 2018, primarily due to goodwill and other intangibles assets from a second quarter 2019 acquisition and the recognition of ROU assets from ASU 2016-02.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2019
Revenues - unaffiliated customers:
Premiums	$46,030	$1,134	$—	$—	$—	$1,134	$—	$47,164
Products	—	9	22	8,322	—	8,353	—	8,353
Services	2,188	1,370	790	148	—	2,308	—	4,496
Total revenues - unaffiliated customers	48,218	2,513	812	8,470	—	11,795	—	60,013
Total revenues - affiliated customers	—	4,449	1,521	10,439	(381)	16,028	(16,028)	—
Investment and other income	376	186	6	14	—	206	—	582
Total revenues	$48,594	$7,148	$2,339	$18,923	$(381)	$28,029	$(16,028)	$60,595
Earnings from operations	$2,642	$688	$525	$889	$—	$2,102	$—	$4,744
Interest expense	—	—	—	—	—	—	(418)	(418)
Earnings before income taxes	$2,642	$688	$525	$889	$—	$2,102	$(418)	$4,326
Three Months Ended June 30, 2018
Revenues - unaffiliated customers:
Premiums	$43,496	$962	$—	$—	$—	$962	$—	$44,458
Products	—	12	20	6,972	—	7,004	—	7,004
Services	2,142	1,203	776	148	—	2,127	—	4,269
Total revenues - unaffiliated customers	45,638	2,177	796	7,120	—	10,093	—	55,731
Total revenues - affiliated customers	—	3,640	1,380	9,807	(341)	14,486	(14,486)	—
Investment and other income	208	124	9	14	—	147	—	355
Total revenues	$45,846	$5,941	$2,185	$16,941	$(341)	$24,726	$(14,486)	$56,086
Earnings from operations	$2,357	$570	$453	$824	$—	$1,847	$—	$4,204
Interest expense	—	—	—	—	—	—	(344)	(344)
Earnings before income taxes	$2,357	$570	$453	$824	$—	$1,847	$(344)	$3,860

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2019
Revenues - unaffiliated customers:
Premiums	$92,531	$2,146	$—	$—	$—	$2,146	$—	$94,677
Products	—	17	45	16,363	—	16,425	—	16,425
Services	4,329	2,644	1,544	297	—	4,485	—	8,814
Total revenues - unaffiliated customers	96,860	4,807	1,589	16,660	—	23,056	—	119,916
Total revenues - affiliated customers	—	8,736	2,928	20,052	(740)	30,976	(30,976)	—
Investment and other income	630	318	11	28	—	357	—	987
Total revenues	$97,490	$13,861	$4,528	$36,740	$(740)	$54,389	$(30,976)	$120,903
Earnings from operations	$5,596	$1,314	$957	$1,709	$—	$3,980	$—	$9,576
Interest expense	—	—	—	—	—	—	(818)	(818)
Earnings before income taxes	$5,596	$1,314	$957	$1,709	$—	$3,980	$(818)	$8,758
Six Months Ended June 30, 2018
Revenues - unaffiliated customers:
Premiums	$86,733	$1,809	$—	$—	$—	$1,809	$—	$88,542
Products	—	24	43	13,639	—	13,706	—	13,706
Services	4,181	2,391	1,516	285	—	4,192	—	8,373
Total revenues - unaffiliated customers	90,914	4,224	1,559	13,924	—	19,707	—	110,621
Total revenues - affiliated customers	—	7,246	2,684	19,102	(674)	28,358	(28,358)	—
Investment and other income	391	230	11	21	—	262	—	653
Total revenues	$91,305	$11,700	$4,254	$33,047	$(674)	$48,327	$(28,358)	$111,274
Earnings from operations	$4,757	$1,058	$848	$1,594	$—	$3,500	$—	$8,257
Interest expense	—	—	—	—	—	—	(673)	(673)
Earnings before income taxes	$4,757	$1,058	$848	$1,594	$—	$3,500	$(673)	$7,584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Trends
Our businesses participate in the United States, South American and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises approximately 18% of gross domestic product. Overall spending on health care is impacted by inflation; medical technology and pharmaceutical advancement; regulatory requirements; demographic trends in the population and national interest in health and well-being, mitigated by our continued efforts to control health care costs. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which could impact our results of operations.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2019 year-over-year operating comparisons to second quarter 2018.

•	Consolidated revenues grew 8%, UnitedHealthcare revenues grew 6% and Optum revenues grew 13%.

•	UnitedHealthcare served 705,000 additional people primarily as a result of acquisitions and growth in services to self-funded employers and seniors.

•	Earnings from operations increased 13%, including increases of 12% at UnitedHealthcare and 14% at Optum.

•	Diluted earnings per common share increased 15%.

•	Cash flows from operations for the six months ended June 30, 2019 were $9.1 billion.

•	Return on equity was 25.1%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues:
Premiums	$47,164	$44,458	$2,706	6%	$94,677	$88,542	$6,135	7%
Products	8,353	7,004	1,349	19	16,425	13,706	2,719	20
Services	4,496	4,269	227	5	8,814	8,373	441	5
Investment and other income	582	355	227	64	987	653	334	51
Total revenues	60,595	56,086	4,509	8	120,903	111,274	9,629	9
Operating costs:
Medical costs	39,184	36,427	2,757	8	78,123	72,290	5,833	8
Operating costs	8,415	8,386	29	—	16,932	16,892	40	—
Cost of products sold	7,598	6,471	1,127	17	14,979	12,655	2,324	18
Depreciation and amortization	654	598	56	9	1,293	1,180	113	10
Total operating costs	55,851	51,882	3,969	8	111,327	103,017	8,310	8
Earnings from operations	4,744	4,204	540	13	9,576	8,257	1,319	16
Interest expense	(418)	(344)	(74)	22	(818)	(673)	(145)	22
Earnings before income taxes	4,326	3,860	466	12	8,758	7,584	1,174	15
Provision for income taxes	(941)	(850)	(91)	11	(1,816)	(1,650)	(166)	10
Net earnings	3,385	3,010	375	12	6,942	5,934	1,008	17
Earnings attributable to noncontrolling interests	(92)	(88)	(4)	5	(182)	(176)	(6)	3
Net earnings attributable to UnitedHealth Group common shareholders	$3,293	$2,922	$371	13%	$6,760	$5,758	$1,002	17%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.42	$2.98	$0.44	15%	$6.97	$5.85	$1.12	19%
Medical care ratio (a)	83.1%	81.9%	1.2%		82.5%	81.6%	0.9%
Operating cost ratio	13.9	15.0	(1.1)		14.0	15.2	(1.2)
Operating margin	7.8	7.5	0.3		7.9	7.4	0.5
Tax rate	21.8	22.0	(0.2)		20.7	21.8	(1.1)
Net earnings margin (b)	5.4	5.2	0.2		5.6	5.2	0.4
Return on equity (c)	25.1%	24.4%	0.7%		25.9%	24.1%	1.8%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

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

2019 RESULTS OF OPERATIONS COMPARED TO 2018 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through various Medicare products; pricing trends; and growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery; partially offset by the moratorium of the Health Insurance Industry Tax in 2019.
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare products and medical cost trends, partially offset by increased prior year favorable medical cost development. The MCR increased due to the revenue effects of the Health Insurance Industry Tax moratorium.
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
Reportable Segments
See Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues
UnitedHealthcare	$48,594	$45,846	$2,748	6%	$97,490	$91,305	$6,185	7%
OptumHealth	7,148	5,941	1,207	20	13,861	11,700	2,161	18
OptumInsight	2,339	2,185	154	7	4,528	4,254	274	6
OptumRx	18,923	16,941	1,982	12	36,740	33,047	3,693	11
Optum eliminations	(381)	(341)	(40)	12	(740)	(674)	(66)	10
Optum	28,029	24,726	3,303	13	54,389	48,327	6,062	13
Eliminations	(16,028)	(14,486)	(1,542)	11	(30,976)	(28,358)	(2,618)	9
Consolidated revenues	$60,595	$56,086	$4,509	8%	$120,903	$111,274	$9,629	9%
Earnings from operations
UnitedHealthcare	$2,642	$2,357	$285	12%	$5,596	$4,757	$839	18%
OptumHealth	688	570	118	21	1,314	1,058	256	24
OptumInsight	525	453	72	16	957	848	109	13
OptumRx	889	824	65	8	1,709	1,594	115	7
Optum	2,102	1,847	255	14	3,980	3,500	480	14
Consolidated earnings from operations	$4,744	$4,204	$540	13%	$9,576	$8,257	$1,319	16%
Operating margin
UnitedHealthcare	5.4%	5.1%	0.3%		5.7%	5.2%	0.5%
OptumHealth	9.6	9.6	—		9.5	9.0	0.5
OptumInsight	22.4	20.7	1.7		21.1	19.9	1.2
OptumRx	4.7	4.9	(0.2)		4.7	4.8	(0.1)
Optum	7.5	7.5	—		7.3	7.2	0.1
Consolidated operating margin	7.8%	7.5%	0.3%		7.9%	7.4%	0.5%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
UnitedHealthcare Employer & Individual	$14,032	$13,708	$324	2%	$28,116	$27,122	$994	4%
UnitedHealthcare Medicare & Retirement	20,855	18,859	1,996	11	41,951	37,784	4,167	11
UnitedHealthcare Community & State	11,186	10,746	440	4	22,368	21,417	951	4
UnitedHealthcare Global	2,521	2,533	(12)	—	5,055	4,982	73	1
Total UnitedHealthcare revenues	$48,594	$45,846	$2,748	6%	$97,490	$91,305	$6,185	7%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2019	2018	2019 vs. 2018
Commercial:
Risk-based	8,325	8,385	(60)	(1)%
Fee-based	19,090	18,415	675	4
Total commercial	27,415	26,800	615	2
Medicare Advantage	5,190	4,790	400	8
Medicaid	6,360	6,710	(350)	(5)
Medicare Supplement (Standardized)	4,495	4,505	(10)	—
Total public and senior	16,045	16,005	40	—
Total UnitedHealthcare - domestic medical	43,460	42,805	655	2
International	6,070	6,020	50	1
Total UnitedHealthcare - medical	49,530	48,825	705	1%
Supplemental Data:
Medicare Part D stand-alone	4,430	4,730	(300)	(6)%
Fee-based commercial group business increased primarily due to an acquisition. Medicare Advantage increased due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by states adding new carriers to existing programs, reduced enrollment from state efforts to manage eligibility status and the sale of our New Mexico Medicaid plan in 2018, partially offset by increases in Dual Special Needs Plans.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served through several Medicare products, a higher revenue membership mix and rate increases for underlying medical cost trends. Revenue increases were partially offset by the moratorium on the Health Insurance Industry Tax in 2019. Earnings from operations were also favorably impacted by operating cost management.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth primarily due to organic growth and acquisitions in care delivery, increased care services and organic growth in behavioral health. Increased operating earnings were primarily due to care delivery and care services. OptumHealth served approximately 95 million people as of June 30, 2019 compared to 92 million people as of June 30, 2018.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic growth in managed services.
OptumRx
Revenue and earnings from operations at OptumRx increased primarily due to acquisitions and organic growth in specialty pharmacy, home delivery services and overall prescription growth. OptumRx fulfilled 343 million and 332 million adjusted scripts in the second quarters of 2019 and 2018, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2019	2018	2019 vs. 2018
Sources of cash:
Cash provided by operating activities	$9,108	$12,376	$(3,268)
Issuances of commercial paper and long-term debt, net of repayments	5,674	2,683	2,991
Proceeds from common stock issuances	448	478	(30)
Customer funds administered	1,435	3,082	(1,647)
Other	504	—	504
Total sources of cash	17,169	18,619
Uses of cash:
Common stock repurchases	(4,501)	(3,150)	(1,351)
Cash paid for acquisitions, net of cash assumed	(4,751)	(2,636)	(2,115)
Purchases of investments, net of sales and maturities	(1,654)	(2,968)	1,314
Purchases of property, equipment and capitalized software	(977)	(960)	(17)
Cash dividends paid	(1,884)	(1,588)	(296)
Other	(529)	(852)	323
Total uses of cash	(14,296)	(12,154)
Effect of exchange rate changes on cash and cash equivalents	6	(78)	84
Net increase in cash and cash equivalents	$2,879	$6,387	$(3,508)
2019 Cash Flows Compared to 2018 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by the increase in unearned revenues in 2018 due to the June 2018 early receipt of our July CMS premium payment of $5.2 billion and the year-over-year impact of the Health Insurance Industry Tax moratorium, partially offset by higher net earnings and changes in working capital accounts.
Other significant changes in sources or uses of cash year-over-year included increased cash paid for acquisitions; common stock repurchases; and issuances of commercial paper and decreased purchases of investments and customer funds administered, due to the early receipt of our CMS payment in 2018 described above.
Financial Condition
As of June 30, 2019, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $50.7 billion included approximately $13.7 billion of cash and cash equivalents (of which $900 million was available for general corporate use), $34.7 billion of debt securities and $2.2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “Double A” as of June 30, 2019. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2019, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 41%.
Long-Term Debt. In July 2019, we issued $5.5 billion in senior unsecured notes. We intend to use the net proceeds from this offering for general corporate purposes, including refinancing commercial paper borrowings, or redeeming, repurchasing or repaying outstanding securities. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of June 30, 2019 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2019, we repurchased 18 million shares at an average price of $246.84 per share. As of June 30, 2019, we had Board authorization to purchase up to 76 million shares of our common stock.
Dividends. In June 2019, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $4.32 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2018 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2018 was disclosed in our 2018 10-K. During the six months ended June 30, 2019, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2019 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2019
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$337	$305	$(2,456)	$(5,466)
1	169	152	(1,233)	(2,964)
(1)	(169)	(152)	1,177	3,491
(2)	(337)	(305)	2,034	7,581

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the second quarter 2019, we repurchased approximately 6 million shares at an average price of $235.77 per share. As of June 30, 2019, we had Board authorization to purchase up to 76 million shares of our common stock.

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

10.1	UnitedHealth Group Executive Savings Plan (2019 Statement)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	August 6, 2019
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 6, 2019
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 6, 2019
Thomas E. Roos