Form 10-Q
period 2019-09-30
UNITEDHEALTH GROUP INC
filed 2019-11-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2019, there were 947,414,929 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,363	$10,866
Short-term investments	3,455	3,458
Accounts receivable, net	10,964	11,388
Other current receivables, net	10,152	6,862
Assets under management	3,051	3,032
Prepaid expenses and other current assets	3,556	3,086
Total current assets	43,541	38,692
Long-term investments	36,840	32,510
Property, equipment and capitalized software, net	8,501	8,458
Goodwill	65,205	58,910
Other intangible assets, net	10,521	9,325
Other assets	9,101	4,326
Total assets	$173,709	$152,221
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$20,939	$19,891
Accounts payable and accrued liabilities	18,570	16,705
Commercial paper and current maturities of long-term debt	6,387	1,973
Unearned revenues	2,500	2,396
Other current liabilities	14,245	12,244
Total current liabilities	62,641	53,209
Long-term debt, less current maturities	38,507	34,581
Deferred income taxes	2,902	2,474
Other liabilities	9,912	5,730
Total liabilities	113,962	95,994
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,991	1,908
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 947 and 960 issued and outstanding	9	10
Retained earnings	58,696	55,846
Accumulated other comprehensive loss	(3,709)	(4,160)
Nonredeemable noncontrolling interests	2,760	2,623
Total equity	57,756	54,319
Total liabilities, redeemable noncontrolling interests and equity	$173,709	$152,221

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues:
Premiums	$47,397	$44,613	$142,074	$133,155
Products	7,546	7,344	23,971	21,050
Services	4,942	4,217	13,756	12,590
Investment and other income	466	382	1,453	1,035
Total revenues	60,351	56,556	181,254	167,830
Operating costs:
Medical costs	39,041	36,158	117,164	108,448
Operating costs	8,960	8,479	25,892	25,371
Cost of products sold	6,627	6,718	21,606	19,373
Depreciation and amortization	709	611	2,002	1,791
Total operating costs	55,337	51,966	166,664	154,983
Earnings from operations	5,014	4,590	14,590	12,847
Interest expense	(449)	(353)	(1,267)	(1,026)
Earnings before income taxes	4,565	4,237	13,323	11,821
Provision for income taxes	(936)	(953)	(2,752)	(2,603)
Net earnings	3,629	3,284	10,571	9,218
Earnings attributable to noncontrolling interests	(91)	(96)	(273)	(272)
Net earnings attributable to UnitedHealth Group common shareholders	$3,538	$3,188	$10,298	$8,946
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.73	$3.31	$10.82	$9.29
Diluted	$3.67	$3.24	$10.65	$9.09
Basic weighted-average number of common shares outstanding	949	962	952	963
Dilutive effect of common share equivalents	14	21	15	21
Diluted weighted-average number of common shares outstanding	963	983	967	984
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	12	7	10	7

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net earnings	$3,629	$3,284	$10,571	$9,218
Other comprehensive (loss) income:
Gross unrealized gains (losses) on investment securities during the period	230	(91)	1,243	(512)
Income tax effect	(53)	21	(285)	117
Total unrealized gains (losses), net of tax	177	(70)	958	(395)
Gross reclassification adjustment for net realized gains included in net earnings	(69)	(3)	(70)	(58)
Income tax effect	16	—	16	13
Total reclassification adjustment, net of tax	(53)	(3)	(54)	(45)
Total foreign currency translation losses	(560)	(233)	(453)	(1,303)
Other comprehensive (loss) income	(436)	(306)	451	(1,743)
Comprehensive income	3,193	2,978	11,022	7,475
Comprehensive income attributable to noncontrolling interests	(91)	(96)	(273)	(272)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,102	$2,882	$10,749	$7,203

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854
Net earnings				3,538			82	3,620
Other comprehensive income (loss)					124	(560)		(436)
Issuances of common stock, and related tax effects	2	—	277					277
Share-based compensation			130					130
Common share repurchases	(3)	—	(415)	(185)				(600)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			8					8
Acquisition and other adjustments of nonredeemable noncontrolling interests							(7)	(7)
Distribution to nonredeemable noncontrolling interests							(66)	(66)
Balance at September 30, 2019	947	$9	$—	$58,696	$640	$(4,349)	$2,760	$57,756

Balance at June 30, 2018	962	$10	$—	$52,363	$(356)	$(3,724)	$2,490	$50,783
Net earnings				3,188			71	3,259
Other comprehensive loss					(73)	(233)		(306)
Issuances of common stock, and related tax effects	2	—	239					239
Share-based compensation			146					146
Common share repurchases	(2)	—	(201)	(299)				(500)
Cash dividends paid on common shares ($0.90 per share)				(866)				(866)
Redeemable noncontrolling interests fair value and other adjustments			(184)					(184)
Acquisition and other adjustments of nonredeemable noncontrolling interests							102	102
Distribution to nonredeemable noncontrolling interests							(77)	(77)
Balance at September 30, 2018	962	$10	$—	$54,386	$(429)	$(3,957)	$2,586	$52,596

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				10,298			196	10,494
Other comprehensive income (loss)					904	(453)		451
Issuances of common stock, and related tax effects	8	—	438					438
Share-based compensation			521					521
Common share repurchases	(21)	(1)	(573)	(4,527)				(5,101)
Cash dividends paid on common shares ($3.06 per share)				(2,908)				(2,908)
Redeemable noncontrolling interests fair value and other adjustments			(277)					(277)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				157	48
Distribution to nonredeemable noncontrolling interests							(211)	(211)
Balance at September 30, 2019	947	$9	$—	$58,696	$640	$(4,349)	$2,760	$57,756

Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				8,946			183	9,129
Other comprehensive loss					(440)	(1,303)		(1,743)
Issuances of common stock, and related tax effects	9	—	761					761
Share-based compensation			493					493
Common share repurchases	(16)	—	(2,838)	(812)				(3,650)
Cash dividends paid on common shares ($2.55 per share)				(2,454)				(2,454)
Redeemable noncontrolling interests fair value and other adjustments			(119)					(119)
Acquisition and other adjustments of nonredeemable noncontrolling interests							518	518
Distribution to nonredeemable noncontrolling interests							(172)	(172)
Balance at September 30, 2018	962	$10	$—	$54,386	$(429)	$(3,957)	$2,586	$52,596

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities
Net earnings	$10,571	$9,218
Noncash items:
Depreciation and amortization	2,002	1,791
Deferred income taxes	177	9
Share-based compensation	525	512
Other, net	(181)	(136)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	957	(984)
Other assets	(2,181)	(1,641)
Medical costs payable	223	1,745
Accounts payable and other liabilities	105	2,783
Unearned revenues	60	20
Cash flows from operating activities	12,258	13,317
Investing activities
Purchases of investments	(13,386)	(11,316)
Sales of investments	6,198	2,872
Maturities of investments	5,160	4,715
Cash paid for acquisitions, net of cash assumed	(8,200)	(5,824)
Purchases of property, equipment and capitalized software	(1,421)	(1,505)
Other, net	338	(187)
Cash flows used for investing activities	(11,311)	(11,245)
Financing activities
Common share repurchases	(5,101)	(3,650)
Cash dividends paid	(2,908)	(2,454)
Proceeds from common stock issuances	740	745
Repayments of long-term debt	(1,250)	(2,600)
Proceeds from (repayments of) commercial paper, net	3,998	(164)
Proceeds from issuance of long-term debt	5,444	3,964
Customer funds administered	420	1,552
Other, net	(756)	(1,086)
Cash flows from (used for) financing activities	587	(3,693)
Effect of exchange rate changes on cash and cash equivalents	(37)	(97)
Increase (decrease) in cash and cash equivalents	1,497	(1,718)
Cash and cash equivalents, beginning of period	10,866	11,981
Cash and cash equivalents, end of period	$12,363	$10,263

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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,591	$83	$(2)	$3,672
State and municipal obligations	5,657	256	(3)	5,910
Corporate obligations	17,824	352	(9)	18,167
U.S. agency mortgage-backed securities	6,361	113	(6)	6,468
Non-U.S. agency mortgage-backed securities	1,685	48	(1)	1,732
Total debt securities - available-for-sale	35,118	852	(21)	35,949
Debt securities - held-to-maturity:
U.S. government and agency obligations	272	2	—	274
State and municipal obligations	32	1	—	33
Corporate obligations	547	—	—	547
Total debt securities - held-to-maturity	851	3	—	854
Total debt securities	$35,969	$855	$(21)	$36,803
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,434	$13	$(42)	$3,405
State and municipal obligations	7,117	61	(57)	7,121
Corporate obligations	15,366	14	(218)	15,162
U.S. agency mortgage-backed securities	4,947	11	(106)	4,852
Non-U.S. agency mortgage-backed securities	1,376	2	(20)	1,358
Total debt securities - available-for-sale	32,240	101	(443)	31,898
Debt securities - held-to-maturity:
U.S. government and agency obligations	255	1	(2)	254
State and municipal obligations	11	—	—	11
Corporate obligations	355	—	—	355
Total debt securities - held-to-maturity	621	1	(2)	620
Total debt securities	$32,861	$102	$(445)	$32,518

The Company held $2.0 billion of equity securities as of both September 30, 2019 and December 31, 2018. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds and dividend paying stocks with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion and $1.5 billion of equity method investments in operating businesses in the health care sector as of September 30, 2019 and December 31, 2018, respectively.

The amortized cost and fair value of debt securities as of September 30, 2019, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,571	$3,577	$313	$313
Due after one year through five years	11,904	12,084	258	259
Due after five years through ten years	8,303	8,669	141	141
Due after ten years	3,294	3,419	139	141
U.S. agency mortgage-backed securities	6,361	6,468	—	—
Non-U.S. agency mortgage-backed securities	1,685	1,732	—	—
Total debt securities	$35,118	$35,949	$851	$854

The fair value of available-for-sale debt securities with gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$286	$(1)	$228	$(1)	$514	$(2)
State and municipal obligations	296	(2)	83	(1)	379	(3)
Corporate obligations	1,360	(5)	1,022	(4)	2,382	(9)
U.S. agency mortgage-backed securities	570	(2)	518	(4)	1,088	(6)
Non-U.S. agency mortgage-backed securities	217	(1)	—	—	217	(1)
Total debt securities - available-for-sale	$2,729	$(11)	$1,851	$(10)	$4,580	$(21)
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$998	$(7)	$1,425	$(35)	$2,423	$(42)
State and municipal obligations	1,334	(11)	2,491	(46)	3,825	(57)
Corporate obligations	8,105	(109)	4,239	(109)	12,344	(218)
U.S. agency mortgage-backed securities	1,296	(22)	2,388	(84)	3,684	(106)
Non-U.S. agency mortgage-backed securities	622	(7)	459	(13)	1,081	(20)
Total debt securities - available-for-sale	$12,355	$(156)	$11,002	$(287)	$23,357	$(443)

The Company’s unrealized losses from debt securities as of September 30, 2019 were generated from 4,000 positions out of a total of 32,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of September 30, 2019, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2019
Cash and cash equivalents	$12,210	$153	$—	$12,363
Debt securities - available-for-sale:
U.S. government and agency obligations	3,421	251	—	3,672
State and municipal obligations	—	5,910	—	5,910
Corporate obligations	71	17,879	217	18,167
U.S. agency mortgage-backed securities	—	6,468	—	6,468
Non-U.S. agency mortgage-backed securities	—	1,732	—	1,732
Total debt securities - available-for-sale	3,492	32,240	217	35,949
Equity securities	1,839	21	—	1,860
Assets under management	1,116	1,907	28	3,051
Total assets at fair value	$18,657	$34,321	$245	$53,223
Percentage of total assets at fair value	35%	65%	—%	100%
December 31, 2018
Cash and cash equivalents	$10,757	$109	$—	$10,866
Debt securities - available-for-sale:
U.S. government and agency obligations	3,060	345	—	3,405
State and municipal obligations	—	7,121	—	7,121
Corporate obligations	39	14,950	173	15,162
U.S. agency mortgage-backed securities	—	4,852	—	4,852
Non-U.S. agency mortgage-backed securities	—	1,358	—	1,358
Total debt securities - available-for-sale	3,099	28,626	173	31,898
Equity securities	1,832	13	—	1,845
Assets under management	1,086	1,938	8	3,032
Total assets at fair value	$16,774	$30,686	$181	$47,641
Percentage of total assets at fair value	35%	65%	—%	100%

There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2019 or 2018.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2019
Debt securities - held-to-maturity	$410	$176	$268	$854	$851
Long-term debt and other financing obligations	$—	$45,342	$—	$45,342	$40,814
December 31, 2018
Debt securities - held-to-maturity	$260	$65	$295	$620	$621
Long-term debt and other financing obligations	$—	$37,944	$—	$37,944	$36,554

Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the nine months ended September 30, 2019 or 2018.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2019	2018
Medical costs payable, beginning of period	$19,891	$17,871
Acquisitions	868	333
Reported medical costs:
Current year	117,624	108,658
Prior years	(460)	(210)
Total reported medical costs	117,164	108,448
Medical payments:
Payments for current year	(99,487)	(90,348)
Payments for prior years	(17,497)	(16,454)
Total medical payments	(116,984)	(106,802)
Medical costs payable, end of period	$20,939	$19,850

For the nine months ended September 30, 2019 and 2018, the medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $14.2 billion and $13.2 billion at September 30, 2019 and December 31, 2018, respectively.

5.    Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	September 30, 2019			December 31, 2018
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$4,082	$4,080	$4,080	$—	$—	$—
1.700% notes due February 2019	—	—	—	750	750	749
1.625% notes due March 2019	—	—	—	500	500	499
2.300% notes due December 2019	500	499	500	500	494	497
2.700% notes due July 2020	1,500	1,499	1,508	1,500	1,498	1,494
Floating rate notes due October 2020	300	300	300	300	299	298
3.875% notes due October 2020	450	450	457	450	443	456
1.950% notes due October 2020	900	898	900	900	897	884
4.700% notes due February 2021	400	404	412	400	398	412
2.125% notes due March 2021	750	748	752	750	747	734
Floating rate notes due June 2021	350	349	349	350	349	347
3.150% notes due June 2021	400	399	408	400	399	400
3.375% notes due November 2021	500	502	512	500	489	503
2.875% notes due December 2021	750	755	764	750	735	748
2.875% notes due March 2022	1,100	1,088	1,120	1,100	1,051	1,091
3.350% notes due July 2022	1,000	997	1,036	1,000	997	1,005
2.375% notes due October 2022	900	895	909	900	894	872
0.000% notes due November 2022	15	13	13	15	12	13
2.750% notes due February 2023	625	627	637	625	602	611
2.875% notes due March 2023	750	776	769	750	750	739
3.500% notes due June 2023	750	747	786	750	746	756
3.500% notes due February 2024	750	745	790	750	745	755
2.375% notes due August 2024	750	746	756	—	—	—
3.750% notes due July 2025	2,000	1,990	2,150	2,000	1,989	2,025
3.700% notes due December 2025	300	298	323	300	298	303
3.100% notes due March 2026	1,000	996	1,045	1,000	995	965
3.450% notes due January 2027	750	746	798	750	746	742
3.375% notes due April 2027	625	619	663	625	619	611
2.950% notes due October 2027	950	939	982	950	938	898
3.850% notes due June 2028	1,150	1,142	1,259	1,150	1,142	1,163
3.875% notes due December 2028	850	843	936	850	842	861
2.875% notes due August 2029	1,000	1,022	1,021	—	—	—
4.625% notes due July 2035	1,000	992	1,208	1,000	992	1,060
5.800% notes due March 2036	850	838	1,134	850	838	1,003
6.500% notes due June 2037	500	492	711	500	492	638
6.625% notes due November 2037	650	641	940	650	641	841
6.875% notes due February 2038	1,100	1,076	1,625	1,100	1,076	1,437
3.500% notes due August 2039	1,250	1,241	1,301	—	—	—
5.700% notes due October 2040	300	296	397	300	296	355
5.950% notes due February 2041	350	345	476	350	345	426
4.625% notes due November 2041	600	589	710	600	588	627
4.375% notes due March 2042	502	484	572	502	484	503
3.950% notes due October 2042	625	607	676	625	607	596
4.250% notes due March 2043	750	735	844	750	734	744
4.750% notes due July 2045	2,000	1,973	2,431	2,000	1,973	2,116
4.200% notes due January 2047	750	738	852	750	738	745
4.250% notes due April 2047	725	717	823	725	717	719
3.750% notes due October 2047	950	933	1,005	950	933	869
4.250% notes due June 2048	1,350	1,329	1,550	1,350	1,329	1,349
4.450% notes due December 2048	1,100	1,086	1,301	1,100	1,087	1,132
3.700% notes due August 2049	1,250	1,235	1,323	—	—	—
3.875% notes due August 2059	1,250	1,231	1,327	—	—	—
Total commercial paper and long-term debt	$43,999	$43,690	$48,141	$35,667	$35,234	$36,591

The Company’s long-term debt obligations included $1.2 billion and $1.3 billion of other financing obligations, of which $309 million and $229 million were classified as current as of September 30, 2019 and December 31, 2018, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2019, the Company’s outstanding commercial paper had a weighted average annual interest rate of 2.2%.
The Company has $3.5 billion five-year, $3.5 billion three-year and $3.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2023, December 2021 and December 2019, respectively. The Company additionally has a $2.5 billion 364-day revolving bank credit facility with 6 banks that matures in May 2020. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2019, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2019, annual interest rates would have ranged from 2.7% to 2.8%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of September 30, 2019.
6.    Dividends
In June 2019, the Company’s Board of Directors increased the Company’s annual dividend rate to shareholders to $4.32 compared to $3.60 per share, which the Company had paid since June 2018. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2019 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 19	$0.90	$860
June 25	1.08	1,024
September 24	1.08	1,024

7.    Commitments and Contingencies
Leases
Operating lease costs were $275 million and $760 million for the three and nine months ended September 30, 2019, respectively, and included immaterial variable and short-term lease costs. Cash payments made on the Company’s operating lease liabilities were $552 million for the nine months ended September 30, 2019, which were classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.6 years and 3.9%, respectively.

As of September 30, 2019, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Operating Lease Payments
2019	$198
2020	782
2021	693
2022	580
2023	477
Thereafter	1,978
Total future minimum lease payments	4,708
Less imputed interest	(758)
Total	$3,950

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

8.    Business Combinations
During the nine months ended September 30, 2019, the Company completed several business combinations for total cash consideration of $9.7 billion.
The total consideration exceeded the estimated fair value of the net tangible assets acquired by $8.6 billion, of which $2.0 billion has been allocated to finite-lived intangible assets and $6.6 billion to goodwill. The goodwill is not deductible for income tax purposes.
Acquired tangible assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$1,537
Accounts receivable and other current assets	1,775
Property, equipment and other long-term assets	1,941
Medical costs payable	(868)
Accounts payable and other current liabilities	(1,669)
Other long-term liabilities	(1,283)
Total net tangible assets	$1,433

The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to acquired finite-lived intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$1,670	14
Trademarks and technology	117	4
Other	164	10
Total acquired finite-lived intangible assets	$1,951	13

The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of date of acquisition. Through September 30, 2019, acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues for the nine months ended September 30, 2019 and 2018 as if the acquisitions had occurred on January 1, 2018 were immaterial for both periods. The pro forma effects of the acquisitions on net earnings were immaterial for both years.
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2018 10-K. Total assets at OptumHealth increased to $40.1 billion as of September 30, 2019 compared to $29.8 billion as of December 31, 2018, primarily due to goodwill and other intangibles assets from a second quarter 2019 acquisition and the recognition of ROU assets from ASU 2016-02. Total assets at OptumInsight increased to $15.1 billion as of September 30, 2019 compared to $11.0 billion as of December 31, 2018, primarily due to goodwill and other intangibles assets from a third quarter 2019 acquisition.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2019
Revenues - unaffiliated customers:
Premiums	$45,557	$1,840	$—	$—	$—	$1,840	$—	$47,397
Products	—	6	29	7,511	—	7,546	—	7,546
Services	2,274	1,487	988	193	—	2,668	—	4,942
Total revenues - unaffiliated customers	47,831	3,333	1,017	7,704	—	12,054	—	59,885
Total revenues - affiliated customers	—	4,630	1,594	10,734	(441)	16,517	(16,517)	—
Investment and other income	274	170	6	16	—	192	—	466
Total revenues	$48,105	$8,133	$2,617	$18,454	$(441)	$28,763	$(16,517)	$60,351
Earnings from operations	$2,655	$748	$632	$979	$—	$2,359	$—	$5,014
Interest expense	—	—	—	—	—	—	(449)	(449)
Earnings before income taxes	$2,655	$748	$632	$979	$—	$2,359	$(449)	$4,565
Three Months Ended September 30, 2018
Revenues - unaffiliated customers:
Premiums	$43,628	$985	$—	$—	$—	$985	$—	$44,613
Products	—	13	29	7,302	—	7,344	—	7,344
Services	2,067	1,196	790	164	—	2,150	—	4,217
Total revenues - unaffiliated customers	45,695	2,194	819	7,466	—	10,479	—	56,174
Total revenues - affiliated customers	—	3,733	1,431	9,960	(352)	14,772	(14,772)	—
Investment and other income	242	125	4	11	—	140	—	382
Total revenues	$45,937	$6,052	$2,254	$17,437	$(352)	$25,391	$(14,772)	$56,556
Earnings from operations	$2,559	$622	$534	$875	$—	$2,031	$—	$4,590
Interest expense	—	—	—	—	—	—	(353)	(353)
Earnings before income taxes	$2,559	$622	$534	$875	$—	$2,031	$(353)	$4,237

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2019
Revenues - unaffiliated customers:
Premiums	$138,088	$3,986	$—	$—	$—	$3,986	$—	$142,074
Products	—	23	74	23,874	—	23,971	—	23,971
Services	6,603	4,131	2,532	490	—	7,153	—	13,756
Total revenues - unaffiliated customers	144,691	8,140	2,606	24,364	—	35,110	—	179,801
Total revenues - affiliated customers	—	13,366	4,522	30,786	(1,181)	47,493	(47,493)	—
Investment and other income	904	488	17	44	—	549	—	1,453
Total revenues	$145,595	$21,994	$7,145	$55,194	$(1,181)	$83,152	$(47,493)	$181,254
Earnings from operations	$8,251	$2,062	$1,589	$2,688	$—	$6,339	$—	$14,590
Interest expense	—	—	—	—	—	—	(1,267)	(1,267)
Earnings before income taxes	$8,251	$2,062	$1,589	$2,688	$—	$6,339	$(1,267)	$13,323
Nine Months Ended September 30, 2018
Revenues - unaffiliated customers:
Premiums	$130,361	$2,794	$—	$—	$—	$2,794	$—	$133,155
Products	—	37	72	20,941	—	21,050	—	21,050
Services	6,248	3,587	2,306	449	—	6,342	—	12,590
Total revenues - unaffiliated customers	136,609	6,418	2,378	21,390	—	30,186	—	166,795
Total revenues - affiliated customers	—	10,979	4,115	29,062	(1,026)	43,130	(43,130)	—
Investment and other income	633	355	15	32	—	402	—	1,035
Total revenues	$137,242	$17,752	$6,508	$50,484	$(1,026)	$73,718	$(43,130)	$167,830
Earnings from operations	$7,316	$1,680	$1,382	$2,469	$—	$5,531	$—	$12,847
Interest expense	—	—	—	—	—	—	(1,026)	(1,026)
Earnings before income taxes	$7,316	$1,680	$1,382	$2,469	$—	$5,531	$(1,026)	$11,821

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. Pricing for contracts that cover some portion of calendar year 2020 reflects the return of the Health Insurance Industry Tax after a moratorium in 2019.
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
Medicare Advantage Rates. Final 2020 Medicare Advantage rates resulted in an increase in industry base rates of approximately 2.5%, short of the industry forward medical cost trend, including the return of the non-reimbursable Health Insurance Industry Tax, creating continued pressure in the Medicare Advantage program.
Health Insurance Industry Tax. There is a one year moratorium on the Health Insurance Industry Tax in 2019. This moratorium impacts year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2019 year-over-year operating comparisons to third quarter 2018.

•	Consolidated revenues grew 7%, UnitedHealthcare revenues grew 5% and Optum revenues grew 13%.

•	UnitedHealthcare served 415,000 additional people primarily as a result of acquisitions and growth in services to self-funded employers and seniors.

•	Consolidated earnings from operations increased 9%, including increases of 4% at UnitedHealthcare and 16% at Optum.

•	Diluted earnings per common share increased 13%.

•	Cash flows from operations for the nine months ended September 30, 2019 were $12.3 billion.

•	Return on equity was 26.2%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues:
Premiums	$47,397	$44,613	$2,784	6%	$142,074	$133,155	$8,919	7%
Products	7,546	7,344	202	3	23,971	21,050	2,921	14
Services	4,942	4,217	725	17	13,756	12,590	1,166	9
Investment and other income	466	382	84	22	1,453	1,035	418	40
Total revenues	60,351	56,556	3,795	7	181,254	167,830	13,424	8
Operating costs:
Medical costs	39,041	36,158	2,883	8	117,164	108,448	8,716	8
Operating costs	8,960	8,479	481	6	25,892	25,371	521	2
Cost of products sold	6,627	6,718	(91)	(1)	21,606	19,373	2,233	12
Depreciation and amortization	709	611	98	16	2,002	1,791	211	12
Total operating costs	55,337	51,966	3,371	6	166,664	154,983	11,681	8
Earnings from operations	5,014	4,590	424	9	14,590	12,847	1,743	14
Interest expense	(449)	(353)	(96)	27	(1,267)	(1,026)	(241)	23
Earnings before income taxes	4,565	4,237	328	8	13,323	11,821	1,502	13
Provision for income taxes	(936)	(953)	17	(2)	(2,752)	(2,603)	(149)	6
Net earnings	3,629	3,284	345	11	10,571	9,218	1,353	15
Earnings attributable to noncontrolling interests	(91)	(96)	5	(5)	(273)	(272)	(1)	—
Net earnings attributable to UnitedHealth Group common shareholders	$3,538	$3,188	$350	11%	$10,298	$8,946	$1,352	15%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.67	$3.24	$0.43	13%	$10.65	$9.09	$1.56	17%
Medical care ratio (a)	82.4%	81.0%	1.4%		82.5%	81.4%	1.1%
Operating cost ratio	14.8	15.0	(0.2)		14.3	15.1	(0.8)
Operating margin	8.3	8.1	0.2		8.0	7.7	0.3
Tax rate	20.5	22.5	(2.0)		20.7	22.0	(1.3)
Net earnings margin (b)	5.9	5.6	0.3		5.7	5.3	0.4
Return on equity (c)	26.2%	25.9%	0.3%		26.0%	24.6%	1.4%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

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

2019 RESULTS OF OPERATIONS COMPARED TO 2018 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage; pricing trends; and acquisition and organic growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery; partially offset by the moratorium of the Health Insurance Industry Tax in 2019.
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare Advantage and medical cost trends, partially offset by increased prior year favorable medical cost development. The MCR increased primarily due to the revenue effects of the Health Insurance Industry Tax moratorium.
Operating Cost Ratio
The operating cost ratio decreased due to the impact of the Health Insurance Industry Tax moratorium and effective operating cost management.

Income Tax Rate
Our effective tax rate decreased primarily due to the impact of the moratorium of the nondeductible Health Insurance Industry Tax.
Reportable Segments
See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues
UnitedHealthcare	$48,105	$45,937	$2,168	5%	$145,595	$137,242	$8,353	6%
OptumHealth	8,133	6,052	2,081	34	21,994	17,752	4,242	24
OptumInsight	2,617	2,254	363	16	7,145	6,508	637	10
OptumRx	18,454	17,437	1,017	6	55,194	50,484	4,710	9
Optum eliminations	(441)	(352)	(89)	25	(1,181)	(1,026)	(155)	15
Optum	28,763	25,391	3,372	13	83,152	73,718	9,434	13
Eliminations	(16,517)	(14,772)	(1,745)	12	(47,493)	(43,130)	(4,363)	10
Consolidated revenues	$60,351	$56,556	$3,795	7%	$181,254	$167,830	$13,424	8%
Earnings from operations
UnitedHealthcare	$2,655	$2,559	$96	4%	$8,251	$7,316	$935	13%
OptumHealth	748	622	126	20	2,062	1,680	382	23
OptumInsight	632	534	98	18	1,589	1,382	207	15
OptumRx	979	875	104	12	2,688	2,469	219	9
Optum	2,359	2,031	328	16	6,339	5,531	808	15
Consolidated earnings from operations	$5,014	$4,590	$424	9%	$14,590	$12,847	$1,743	14%
Operating margin
UnitedHealthcare	5.5%	5.6%	(0.1)%		5.7%	5.3%	0.4%
OptumHealth	9.2	10.3	(1.1)		9.4	9.5	(0.1)
OptumInsight	24.1	23.7	0.4		22.2	21.2	1.0
OptumRx	5.3	5.0	0.3		4.9	4.9	—
Optum	8.2	8.0	0.2		7.6	7.5	0.1
Consolidated operating margin	8.3%	8.1%	0.2%		8.0%	7.7%	0.3%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
UnitedHealthcare Employer & Individual	$14,291	$13,734	$557	4%	$42,407	$40,856	$1,551	4%
UnitedHealthcare Medicare & Retirement	20,698	18,789	1,909	10	62,649	56,573	6,076	11
UnitedHealthcare Community & State	10,670	11,054	(384)	(3)	33,038	32,471	567	2
UnitedHealthcare Global	2,446	2,360	86	4	7,501	7,342	159	2
Total UnitedHealthcare revenues	$48,105	$45,937	$2,168	5%	$145,595	$137,242	$8,353	6%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2019	2018	2019 vs. 2018
Commercial:
Risk-based	8,605	8,450	155	2%
Fee-based	19,230	18,365	865	5
Total commercial	27,835	26,815	1,020	4
Medicare Advantage	5,230	4,915	315	6
Medicaid	5,965	6,630	(665)	(10)
Medicare Supplement (Standardized)	4,510	4,540	(30)	(1)
Total public and senior	15,705	16,085	(380)	(2)
Total UnitedHealthcare - domestic medical	43,540	42,900	640	1
International	5,845	6,070	(225)	(4)
Total UnitedHealthcare - medical	49,385	48,970	415	1%
Supplemental Data:
Medicare Part D stand-alone	4,415	4,725	(310)	(7)%
Fee-based commercial group business increased primarily due to an acquisition. Medicare Advantage increased due to growth in people served through individual and employer-sponsored group Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by proactive withdrawal from the Iowa market as well as by states adding new carriers to existing programs and managing eligibility, partially offset by increases in Dual Special Needs Plans.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served through Commercial and Medicare Advantage, including a greater mix of people with higher acuity needs. Revenue increases were partially offset by the moratorium on the Health Insurance Industry Tax in 2019. Earnings from operations were also favorably impacted by operating cost management.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth primarily due to organic growth and acquisitions in care delivery, increased care services and organic growth in behavioral health. Increased operating earnings were primarily due to care delivery and care services. OptumHealth served approximately 95 million people as of September 30, 2019 compared to 92 million people as of September 30, 2018.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic and acquisition growth in managed services.
OptumRx
Revenue at OptumRx increased primarily due to acquisitions and organic growth in specialty pharmacy, partially offset by an expected large client transition. Earnings from operations increased primarily due to the factors that increased revenue as well as improved supply chain management. OptumRx fulfilled 325 million and 331 million adjusted scripts in the third quarter of 2019 and 2018, respectively. The decrease was due to the large client transition.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2019	2018	2019 vs. 2018
Sources of cash:
Cash provided by operating activities	$12,258	$13,317	$(1,059)
Issuances of commercial paper and long-term debt, net of repayments	8,192	1,200	6,992
Proceeds from common stock issuances	740	745	(5)
Customer funds administered	420	1,552	(1,132)
Other	338	—	338
Total sources of cash	21,948	16,814
Uses of cash:
Common stock repurchases	(5,101)	(3,650)	(1,451)
Cash paid for acquisitions, net of cash assumed	(8,200)	(5,824)	(2,376)
Purchases of investments, net of sales and maturities	(2,028)	(3,729)	1,701
Purchases of property, equipment and capitalized software	(1,421)	(1,505)	84
Cash dividends paid	(2,908)	(2,454)	(454)
Other	(756)	(1,273)	517
Total uses of cash	(20,414)	(18,435)
Effect of exchange rate changes on cash and cash equivalents	(37)	(97)	60
Net increase (decrease) in cash and cash equivalents	$1,497	$(1,718)	$3,215
2019 Cash Flows Compared to 2018 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by changes in working capital accounts, partially offset by higher net earnings. Other significant changes in sources or uses of cash year-over-year included increased issuances of commercial paper and decreased net purchases of investments partially offset by increases in cash paid for acquisitions and common stock repurchases.
Financial Condition
As of September 30, 2019, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $50.4 billion included approximately $12.4 billion of cash and cash equivalents (of which $1.5 billion was available for general corporate use), $35.9 billion of debt securities and $2.0 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “Double A” as of September 30, 2019. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2019, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 41%.

Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of September 30, 2019 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2019, we repurchased 21 million shares at an average price of $245.18 per share. As of September 30, 2019, we had Board authorization to purchase up to 74 million shares of our common stock.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2018 was disclosed in our 2018 10-K. During the nine months ended September 30, 2019, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,”

“expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties.
Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; cyber-attacks, other privacy/data security incidents, or our failure to comply with related regulations; risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures; changes in or challenges to our public sector contract awards; our ability to contract on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of strategic transactions; fluctuations in foreign currency exchange rates; downgrades in our credit ratings; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
This above list is not exhaustive. We discuss these matters, and certain risks that may affect our business operations, financial condition and results of operations more fully in our filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by law.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2019 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2019
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$310	$268	$(2,607)	$(6,824)
1	155	134	(1,293)	(3,709)
(1)	(155)	(134)	1,227	4,440
(2)	(310)	(268)	1,954	9,440

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

In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2019, we repurchased approximately 3 million shares at an average price of $233.38 per share. As of September 30, 2019, we had Board authorization to purchase up to 74 million shares of our common stock.

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

10.1	Separation and Release Agreement, effective as of September 30, 2019, between Steven H. Nelson and United HealthCare Services, Inc.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101).
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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	November 6, 2019
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 6, 2019
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 6, 2019
Thomas E. Roos