Form 10-K
period 2019-12-31
UNITEDHEALTH GROUP INC
filed 2020-02-14
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(952) 936-1300
(Registrant’s telephone number, including area code)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	UNH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 was $229,868,010,278 (based on the last reported sale price of $244.01 per share on June 28, 2019, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2020, there were 948,573,372 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I

ITEM 1.	BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone. The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
Through our diversified family of businesses, we leverage core competencies in data and health information, advanced technology, and clinical expertise, focused on improving health outcomes, lowering health care costs and creating a better experience for patients, their caregivers and physicians. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
UnitedHealthcare provides health care benefits to an array of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and individual consumers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global provides health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and other diversified global health businesses.
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
Through UnitedHealthcare and Optum, in 2019, we processed nearly a trillion dollars in gross billed charges and we managed more than $250 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology, consulting and managed outsourced services; sales of a wide variety of products and services related to the broad health care industry; and investment and other income. Our two business platforms have four reportable segments:

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
UnitedHealthcare
Through its health benefits offerings, UnitedHealthcare is enabling better health, helping to control rising health care costs and creating a better health care experience for its customers. UnitedHealthcare’s market position is built on:

•	strong local-market relationships;

•	the breadth of product offerings, based upon extensive expertise in distinct market segments in health care;

•	service and advanced technology, including digital consumer engagement;

•	competitive medical and operating cost positions;

•	effective clinical engagement; and

•	innovation for customers and consumers.
UnitedHealthcare utilizes Optum’s capabilities to help coordinate and provide patient care, improve affordability of medical care, analyze cost trends, manage pharmacy benefits, work with care providers more effectively and create a simpler and more satisfying consumer experience.
In the United States, UnitedHealthcare arranges for discounted access to care through networks that include 1.4 million physicians and other health care professionals and more than 6,500 hospitals and other facilities.

UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, and individual consumers. UnitedHealthcare Employer & Individual provides access to medical services for 27.8 million people on behalf of our customers and alliance partners, including employer customers, serving people across all 50 states, the District of Columbia and most U.S. territories. Products are offered through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
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
The consolidated purchasing capacity represented by the individuals served by UnitedHealth Group makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities. UnitedHealthcare Employer & Individual has relationships with network care providers that integrate data and analytics, implement value-based payments and care management programs and enable us to jointly better manage health care and improve quality across populations.
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
Consumer Engagement Products. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs, consumer education and other digital offerings. We also offer and have been developing a variety of innovative consumer-centric products that align to the unique needs and financial means of our customers, while engaging individuals in better managing their health.
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
Specialty Offerings. Through its broad network, UnitedHealthcare Employer & Individual delivers dental, vision, hearing, life, transportation, critical illness, specified disease/sickness, accident and short-term disability product offerings using an integrated approach in private and retail settings.
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
UnitedHealthcare Medicare & Retirement offers a selection of products that allow people choice in obtaining the health coverage and services they need as their circumstances change. UnitedHealthcare Medicare & Retirement is positioned to serve seniors who find that affordable, network-based care provided through Medicare Advantage plans meets their unique health care needs. For those who prefer traditional fee-for-service Medicare, UnitedHealthcare Medicare & Retirement offers both Medicare Supplement and Medicare Prescription Drug Benefit (Medicare Part D) programs that supplement their government-sponsored Medicare by providing additional benefits and coverage options. UnitedHealthcare Medicare & Retirement services include care management and health system navigator services, clinical management programs, nurse health line services, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients, including AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, and state and U.S. government agencies. Products are also offered through agents, employer groups and digital channels.
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. Medicare Advantage plans are designed to compete at the local level, taking into account consumer and care provider preferences, competitor offerings, our quality and cost initiatives, our historical financial results and the long-term payment rate outlook for each geographic area. UnitedHealthcare Medicare & Retirement served 5.3 million people through its Medicare Advantage products as of December 31, 2019.
Built on more than 20 years of experience, UnitedHealthcare Medicare & Retirement’s senior-focused care management model operates at a medical cost level below that of traditional Medicare, while helping seniors live healthier lives. Through our HouseCalls program, nurse practitioners performed 1.7 million in-home preventive care visits in 2019 to address unmet care opportunities and close gaps in care. Our Navigate4Me program provides a single point of contact and a direct line of support for individuals as they go through their health care experiences. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software and digital therapeutics for remote monitoring that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify people at high risk and enable care managers to create individualized care plans that help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2019, UnitedHealthcare enrolled 9.0 million people in the Medicare Part D programs, including 4.4 million individuals in the stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving 4.8 million seniors nationwide through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at a diversity of price points. These products cover various levels of coinsurance and deductible gaps that seniors are exposed to in the traditional Medicare program.
Premium revenues from CMS represented 33% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2019, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families (TANF), Children’s Health Insurance Programs (CHIP), Dual SNPs (DSNPs), Long-Term Services and Supports (LTSS), Aged, Blind and Disabled and other federal, state and community health care programs. As of December 31, 2019, UnitedHealthcare Community & State participated in programs in 31 states and the District of Columbia, and served 5.9 million people; including nearly 1 million people through Medicaid expansion programs in 15 states under the Patient Protection and Affordable Care Act (ACA).
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
Approximately 75% of the people in state Medicaid programs are served by managed care, but this population represents only 50% of total Medicaid spending. UnitedHealthcare Community & State’s business development opportunities include entering fee-for-service markets converting to managed care; and growing in existing managed care markets, including state expansions to populations with more complex needs requiring more sophisticated models of care, including DSNP and LTSS programs. This expansion includes integrated care management of physical, behavioral, long-term care services and supports, and social services by applying strong data analytics and community-based collaboration.

UnitedHealthcare Community & State continues to evolve its clinical model to enhance quality and the clinical experience for the people it serves. The model enables UnitedHealthcare Community & State to quickly identify the people who could benefit most from more highly coordinated care; typically, the 5% who are most at risk drive over 50% of states’ medical costs.
UnitedHealthcare Global
UnitedHealthcare Global serves nearly 8 million people with medical and dental benefits, residing principally in Brazil, Chile, Colombia and Peru, but also in more than 140 other countries. UnitedHealthcare Global serves multinational and local businesses, governments, insurers and individuals and their families through health insurance plans for local populations, care delivery services, benefit plans and risk and assistance solutions. UnitedHealthcare Global offers health care delivery in these markets through more than 300 hospitals, outpatient and ambulatory clinics and surgery centers to UnitedHealthcare Global members and consumers served by the external payer market.
In Brazil, Amil provides health benefits to 3.6 million people and dental benefits to 2.2 million people. Empresas Banmédica provides health benefits and health care services to 2.1 million people in Chile, Colombia and Peru. Lusíadas Saúde provides clinical services to people in Portugal through an owned network of hospitals and outpatient clinics.
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

Optum operates three business segments leveraging distinctive capabilities in data and analytics, pharmacy care services, population health, health care delivery and health care operations:

•	OptumHealth focuses on care delivery, care management, wellness and consumer engagement, and health financial services;

•	OptumInsight offers data, analytics, research, consulting, technology and managed services solutions; and

•	OptumRx provides a diversified array of pharmacy care services.
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and health-related financial needs of 96 million unique individuals. OptumHealth enables population health through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth products and services deliver value by improving quality and patient satisfaction while lowering cost. OptumHealth builds high-performing networks and centers of excellence across the care continuum, by working directly with physicians to advance population health and by coordinating care for the most medically complex patients.
OptumHealth serves patients and care providers through its local ambulatory care services business and delivers care through a physician-led, patient-centric and data-driven organization comprised of nearly 50,000 employed, managed or contracted physicians, helping improve care quality, affordability and patient experience. OptumHealth also enables care providers’ transition from traditional, fee-for-service care delivery to performance-based delivery and payment models that improve the focus on patient health and outcomes, such as those emerging through accountable care organizations (ACOs) and local care provider partnerships. Through strategic partnerships, alliances and ownership arrangements, OptumHealth helps care providers adopt new approaches and technologies that improve the coordination of care across all providers involved in patient care to more comprehensively serve patients. Surgical Care Affiliates’ independent ambulatory surgical centers and surgical hospitals provide high-value surgical services at a substantially lower cost than a traditional in-patient hospital setting and MedExpress’ neighborhood care centers provide urgent and walk-in care services with a consumer-friendly approach.
OptumServe provides a wide range of health services specifically tailored to active military and veterans and the agencies that support them.
OptumHealth serves people through population health services that meet both the preventive care and health intervention needs of consumers across the care continuum, encompassing physical health and wellness, mental health, complex medical conditions, disease management, hospitalization and post-acute care. This includes offering access to proprietary networks of provider specialists, including behavioral health, organ transplant, chiropractic and physical therapy. OptumHealth engages consumers in managing their health through guidance, digital tools and programs that help them achieve their health goals and maintain healthy lifestyles.
Optum Financial Services, through Optum Bank, a wholly-owned subsidiary, serves consumers through 5.6 million health savings and other accounts and has nearly $12 billion in assets under management as of December 31, 2019. During 2019, Optum Bank processed $170 billion in digital medical payments to physicians and other health care providers. Organizations across the health system rely on Optum to manage and improve payment flows through its highly automated, scalable, digital payment systems.
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
Many of OptumInsight’s software and information products and professional services are delivered over extended periods, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with OptumInsight’s customers. OptumInsight’s aggregate backlog as of December 31, 2019 was $19.3 billion, of which $9.9 billion is expected to be realized within the next 12 months. The aggregate backlog includes $7.1 billion related to affiliated agreements. OptumInsight’s aggregate backlog as of December 31, 2018, was $17.0 billion. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.
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
Care Providers. Serving nine out of ten U.S. hospitals and more than 100,000 physicians, OptumInsight assists care providers in meeting their challenge to improve patient outcomes and care amid changing payment models and pressures. OptumInsight brings a broad array of solutions to help care providers meet these challenges, with particular focus on clinical performance and quality improvement, population health, data management and analytics, revenue management, cost containment, compliance, cloud-enabled collaboration and consumer engagement.
Health Plans. OptumInsight serves four out of five U.S. health plans through cost-effective, technology-enabled solutions that help them improve efficiency, understand and optimize growth while managing risk, improve payment integrity performance, deliver on clinical initiatives and compliance goals, and build and manage strong networks of care.

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
OptumRx
OptumRx provides a full spectrum of pharmacy care services to 56 million people in the United States through its network of more than 67,000 retail pharmacies, multiple home delivery, specialty and community health pharmacies and through the provision of infusion services. OptumRx manages limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology and serves the growing pharmacy needs of people with behavioral health and substance use disorders, particularly Medicare and Medicaid beneficiaries.
OptumRx’s comprehensive whole-person approach to pharmacy care services integrates demographic, medical, laboratory, pharmaceutical and other clinical data and applies analytics to drive clinical care insight to support care treatments and compliance, benefiting clients and individual consumers through enhanced services, elevated clinical quality and cost trend management.
In 2019, OptumRx managed $96 billion in pharmaceutical spending, including $40 billion in specialty pharmaceutical spending.
OptumRx provides pharmacy care services to a number of health plans, including a substantial majority of UnitedHealthcare members, large national employer plans, unions and trusts, purchasing coalitions and government entities. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
OptumRx offers multiple clinical programs, digital tools and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner, which are designed to promote better health outcomes, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that affect member health and client pharmacy and medical spend. OptumRx provides various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. OptumRx offers a distinctive approach to integrating the management of medical and pharmaceutical care by using data and advanced analytics to help improve comprehensive decision-making, elevate quality, close gaps in care and reduce costs for customers and people served.
As of December 31, 2019, OptumRx operated seven home delivery pharmacies in the United States, which provide patients with access to maintenance medications and enables OptumRx to manage clients’ drug costs through operating efficiencies and economies of scale. As of December 31, 2019, OptumRx’s specialty pharmacy operations included nearly 70 specialty and infusion pharmacies located throughout the United States that are used for delivery of advanced medications to people with chronic or genetic diseases and disorders. OptumRx also operates more than 500 community mental health facility pharmacies, which help align benefits, care management and pharmacy services for those living with complex, chronic medical and behavioral health issues.
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
The Health Information Technology for Economic and Clinical Health Act (HITECH) regulates matters relating to privacy, security and data standards. HITECH imposes requirements on uses and disclosures of health information; included contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds federal data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (HHS) and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.
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
Health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state departments of insurance and the filing of reports that describe capital structure, ownership, financial condition, certain affiliated transactions and general business operations. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material affiliated transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies.
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
EMPLOYEES
As of December 31, 2019, we employed 325,000 individuals.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of February 14, 2020, including the business experience of each executive officer during the past five years:

Name	Age	Position
David S. Wichmann	57	Chief Executive Officer
Andrew P. Witty	55	President; Chief Executive Officer of Optum
Dirk C. McMahon	60	Chief Executive Officer of UnitedHealthcare
John F. Rex	58	Executive Vice President; Chief Financial Officer
Thomas E. Roos	47	Senior Vice President; Chief Accounting Officer
Marianne D. Short	68	Executive Vice President; Chief Legal Officer
D. Ellen Wilson	62	Executive Vice President
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
Sir Andrew Witty is President of UnitedHealth Group and Chief Executive Officer of Optum. Sir Andrew has served as President since November 2019 and has served as Chief Executive Officer of Optum since July 2018. Witty previously served as a UnitedHealth Group director from August 2017 to March 2018. Prior to joining UnitedHealth Group, he was Chief Executive Officer and a board member of GlaxoSmithKline, a global pharmaceutical company, from 2008 to April 2017.
Mr. McMahon is Chief Executive Officer of UnitedHealthcare and has served in that capacity since June 2019. Mr. McMahon previously served as President and Chief Operating Officer of Optum from April 2017 to June 2019 and as Executive Vice President, Operations at UnitedHealth Group from November 2014 to April 2017. Mr. McMahon also served as Chief Executive Officer of OptumRx from November 2011 to November 2014. Prior to 2011, he held various positions in UnitedHealthcare in operations, technology and finance.
Mr. Rex is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in that capacity since June 2016. From March 2012 to June 2016, Mr. Rex served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, Mr. Rex was a Managing Director at JP Morgan, a global financial services firm.
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

Ms. Wilson is Executive Vice President of UnitedHealth Group and has served in that capacity since June 2013. She also served as Chief Human Resources Officer of UnitedHealth Group from June 2013 through October 2019. From January 2012 to May 2013, Ms. Wilson served as Chief Administrative Officer of Optum. Prior to joining Optum, Ms. Wilson served for 17 years at Fidelity Investments, concluding her tenure there as head of Human Resources.
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
You can access our website at www.unitedhealthgroup.com to learn more about our company. From the site you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our certificate of incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters and Code of Conduct. We make periodic reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
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
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for and effectively manage medical costs. Our OptumHealth business negotiates capitation arrangements with commercial third-party payers, which are also included in premium revenues. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. Premium revenues from risk-based products comprise nearly 80% of our total consolidated revenues. If we fail to predict accurately, or effectively price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies and Medicaid contracts are typically based on a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on Medicare policies is based on bids submitted to CMS in June the year before the contract year. Although we base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, large-scale medical emergencies, the introduction of new or costly drugs, treatments and technology, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2019 medical costs for commercial insured products had been 1% higher than our actual medical costs, without proportionally higher revenues from such products, our annual net earnings for 2019 would have been reduced by approximately $320 million, excluding any offsetting impact from risk adjustment or from reduced premium rebates due to minimum MLRs.
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
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent change. For example, legislative, administrative and public policy changes to the ACA are being considered, and we cannot predict if the ACA will be further modified or repealed or replaced. Litigation challenges have been brought seeking to invalidate the ACA in whole or in part; and a federal appeals court struck down the ACA as in part unconstitutional in 2019. That case has been remanded to federal district court. Further, the integration into our businesses of entities that we acquire may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules that did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
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
Under the Medicaid managed care program, state Medicaid agencies seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. If any of these assumptions is materially incorrect, either as a result of unforeseen changes to the programs on which we bid, implementation of material program or policy changes after our bid submission, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
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
We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our business is highly dependent on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, price adequately our products and services, provide effective service to our customers in an efficient and uninterrupted fashion, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions or penalties; incur increases in operating expenses or suffer other adverse consequences.
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
Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and the health information technology market may alter the competitive landscape or present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
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
HIPAA requires business associates as well as covered entities to comply with certain privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain protected personal information in order to provide services to these customers. HHS administers its audit program to assess HIPAA compliance efforts by covered entities and business associates. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.
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
We provide pharmacy care services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Additionally, various governmental agencies have conducted investigations into certain PBM practices, which have resulted in other PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements. As a provider of pharmacy benefit management services, OptumRx is also subject to an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy benefit manager. OptumRx also conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and Boards of Pharmacy.
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
Our health care benefits businesses have capitation arrangements with some physicians, hospitals and other health care providers. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with which we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
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
The success of some of our businesses, including OptumHealth and UnitedHealthcare Global, depend on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.
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
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. While we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
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
As we expand and operate our business outside of the United States, we are presented with challenges that differ from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management attention and other resources to the acquired businesses before we realize anticipated synergies or other benefits from the acquired businesses. These challenges vary widely by country and, outside of the United States, may include political instability, government intervention, discriminatory regulation and currency exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate, or converting local currencies that we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
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
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which constitute the vast majority of the fair value of our investments as of December 31, 2019. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments, which could adversely affect our profitability and equity.
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
As of December 31, 2019, our goodwill and other intangible assets had a carrying value of $76 billion, representing 44% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings and potentially impact our compliance with the financial covenants in our bank credit facilities.
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
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2020, there were 11,517 registered holders of record of our common stock.
DIVIDEND POLICY
In June 2019, the Company’s Board of Directors increased the Company’s quarterly cash divided to shareholders to an annual rate of $4.32 compared to $3.60 per share, which the Company had paid since June 2018. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the fourth quarter of 2019, we repurchased 1.6 million shares at an average price of $256.55 per share. As of December 31, 2019, we had Board authorization to purchase up to 72 million shares of our common stock.

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index, the S&P Health Care Index and the Dow Jones US Industrial Average Index for the five-year period ended December 31, 2019. The comparisons assume the investment of $100 on December 31, 2014 in our common stock and in each index, and that dividends were reinvested when paid.

	12/14	12/15	12/16	12/17	12/18	12/19
UnitedHealth Group	$100.00	$118.26	$163.68	$228.86	$262.09	$314.47
S&P Health Care Index	100.00	106.89	104.01	126.98	135.19	163.34
Dow Jones US Industrial Average	100.00	100.21	116.74	149.56	144.35	180.94
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
(in millions, except percentages and per share data)	2019	2018	2017 (a)	2016	2015 (b)
Consolidated operating results
Revenues	$242,155	$226,247	$201,159	$184,840	$157,107
Earnings from operations	19,685	17,344	15,209	12,930	11,021
Net earnings attributable to UnitedHealth Group common shareholders	13,839	11,986	10,558	7,017	5,813
Return on equity (c)	25.7%	24.4%	24.4%	19.4%	17.7%
Basic earnings per share attributable to UnitedHealth Group common shareholders	$14.55	$12.45	$10.95	$7.37	$6.10
Diluted earnings per share attributable to UnitedHealth Group common shareholders	14.33	12.19	10.72	7.25	6.01
Cash dividends declared per common share	4.14	3.45	2.875	2.375	1.875

Consolidated cash flows from (used for)
Operating activities	$18,463	$15,713	$13,596	$9,795	$9,740
Investing activities	(12,699)	(12,385)	(8,599)	(9,355)	(18,395)
Financing activities	(5,625)	(4,365)	(3,441)	(1,011)	12,239

Consolidated financial condition
(as of December 31)
Cash and investments	$51,454	$46,834	$43,831	$37,143	$31,703
Total assets	173,889	152,221	139,058	122,810	111,254
Total commercial paper and long-term debt	40,678	36,554	31,692	32,970	31,965
Redeemable noncontrolling interests	1,726	1,908	2,189	2,012	1,736
Total equity	60,436	54,319	49,833	38,177	33,725

(a)	Includes the impact of the revaluation of our net deferred tax liabilities due to tax reform enacted in December 2017.

(b)	Includes the effects of the July 2015 acquisition of Catamaran Corporation (Catamaran) and related debt issuances.

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
Discussions of year-over-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2018.

EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health care company dedicated to helping people live healthier lives and helping make the health system work better for everyone. Through our diversified businesses, we leverage core competencies in data analytics and health information; advanced technology; and clinical expertise. These core competencies are deployed within two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
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
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises 18% of gross domestic product (GDP). We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
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
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. The ACA, which includes three distinct taxes (ACA Tax), has an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. A provision in the 2018 federal budget imposed a one year moratorium for 2019 on the collection of the Health Insurance Industry Tax. Pricing for contracts that cover some portion of calendar year 2020 reflect the return of the Health Insurance Industry Tax. The ACA Tax was permanently repealed by Congress, effective January 1, 2021.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect Medicaid revenue growth due to anticipated changes in mix and increases in the number of people we serve; we also believe that the payment rate environment creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates that are commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
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

We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2019, we served over 17 million people through some form of aligned contractual arrangement, including full-risk, shared-risk and bundled episode-of-care and performance incentive payment approaches. As of December 31, 2019, our contracts with value-based elements totaled $79 billion in annual spending, including $20 billion through risk-transfer agreements.
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
Medicare Advantage Rates. Final 2020 Medicare Advantage rates resulted in an increase in industry base rates of approximately 2.5%, short of the industry forward medical cost trend. This combined with the return of the Health Insurance Industry Tax creates continued pressure in the Medicare Advantage program.
The ongoing Medicare Advantage funding pressure places continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate pressures and reductions. In some years, these adjustments impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits and implement or increase the member premiums that supplement the monthly payments we receive from the government. Additionally, we decide annually on a county-by-county basis where we will offer Medicare Advantage plans.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses.
ACA Tax. A provision in the 2019 Federal Budget imposed a one year moratorium for 2019 on the collection of the Health Insurance Industry Tax. In 2020, the industry-wide amount of the Health Insurance Industry Tax, which is primarily borne by customers, will be $15.5 billion and we expect our portion to be approximately $3.0 billion. The ACA Tax was repealed by Congress, effective January 1, 2021.
SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2019 year-over-year operating comparisons to 2018.

•	Consolidated revenues increased by 7%, UnitedHealthcare revenues increased 6% and Optum revenues grew 12%.

•
UnitedHealthcare served 575,000 additional people domestically as a result of growth in commercial business and services to seniors, partially offset by the proactive withdrawal from the Iowa medicaid market.

•	Earnings from operations increased by 13%, including increases of 13% at UnitedHealthcare and 14% at Optum.

•	Diluted earnings per common share increased 18% to $14.33.

•	Cash flows from operations were $18.5 billion, an increase of 18%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018
Revenues:
Premiums	$189,699	$178,087	$158,453	$11,612	7%
Products	31,597	29,601	26,366	1,996	7
Services	18,973	17,183	15,317	1,790	10
Investment and other income	1,886	1,376	1,023	510	37
Total revenues	242,155	226,247	201,159	15,908	7
Operating costs:
Medical costs	156,440	145,403	130,036	11,037	8
Operating costs	35,193	34,074	29,557	1,119	3
Cost of products sold	28,117	26,998	24,112	1,119	4
Depreciation and amortization	2,720	2,428	2,245	292	12
Total operating costs	222,470	208,903	185,950	13,567	6
Earnings from operations	19,685	17,344	15,209	2,341	13
Interest expense	(1,704)	(1,400)	(1,186)	(304)	22
Earnings before income taxes	17,981	15,944	14,023	2,037	13
Provision for income taxes	(3,742)	(3,562)	(3,200)	(180)	5
Net earnings	14,239	12,382	10,823	1,857	15
Earnings attributable to noncontrolling interests	(400)	(396)	(265)	(4)	1
Net earnings attributable to UnitedHealth Group common shareholders	$13,839	$11,986	$10,558	$1,853	15%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$14.33	$12.19	$10.72	$2.14	18%
Medical care ratio (a)	82.5%	81.6%	82.1%	0.9%
Operating cost ratio	14.5	15.1	14.7	(0.6)
Operating margin	8.1	7.7	7.6	0.4
Tax rate	20.8	22.3	22.8	(1.5)
Net earnings margin (b)	5.7	5.3	5.2	0.4
Return on equity (c)	25.7%	24.4%	24.4%	1.3%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the four quarters of the year presented.

2019 RESULTS OF OPERATIONS COMPARED TO 2018 RESULTS
Consolidated Financial Results
Revenue
The increase in revenue was primarily driven by the increase in the number of individuals served through Medicare Advantage; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery, partially offset by the moratorium of the Health Insurance Industry Tax in 2019.
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare Advantage and medical cost trends, partially offset by increased prior year favorable medical development. The MCR increased due to the revenue effects of the Health Insurance Industry Tax moratorium.

Reportable Segments
See Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2019	2018	2017	2019 vs. 2018
Revenues
UnitedHealthcare	$193,842	$183,476	$163,257	$10,366	6%
OptumHealth	30,317	24,145	20,570	6,172	26
OptumInsight	10,006	9,008	8,087	998	11
OptumRx	74,288	69,536	63,755	4,752	7
Optum eliminations	(1,661)	(1,409)	(1,227)	(252)	18
Optum	112,950	101,280	91,185	11,670	12
Eliminations	(64,637)	(58,509)	(53,283)	(6,128)	10
Consolidated revenues	$242,155	$226,247	$201,159	$15,908	7%
Earnings from operations
UnitedHealthcare	$10,326	$9,113	$8,498	$1,213	13%
OptumHealth	2,963	2,430	1,823	533	22
OptumInsight	2,494	2,243	1,770	251	11
OptumRx	3,902	3,558	3,118	344	10
Optum	9,359	8,231	6,711	1,128	14
Consolidated earnings from operations	$19,685	$17,344	$15,209	$2,341	13%
Operating margin
UnitedHealthcare	5.3%	5.0%	5.2%	0.3%
OptumHealth	9.8	10.1	8.9	(0.3)
OptumInsight	24.9	24.9	21.9	—
OptumRx	5.3	5.1	4.9	0.2
Optum	8.3	8.1	7.4	0.2
Consolidated operating margin	8.1%	7.7%	7.6%	0.4%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2019	2018	2017	2019 vs. 2018
UnitedHealthcare Employer & Individual	$56,945	$54,761	$52,066	$2,184	4%
UnitedHealthcare Medicare & Retirement	83,252	75,473	65,995	7,779	10
UnitedHealthcare Community & State	43,790	43,426	37,443	364	1
UnitedHealthcare Global	9,855	9,816	7,753	39	—
Total UnitedHealthcare revenues	$193,842	$183,476	$163,257	$10,366	6%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2019	2018	2017	2019 vs. 2018
Commercial:
Risk-based	8,575	8,495	8,420	80	1%
Fee-based	19,185	18,420	18,595	765	4
Fee-based TRICARE	—	—	2,850	—	—
Total commercial	27,760	26,915	29,865	845	3
Medicare Advantage	5,270	4,945	4,430	325	7
Medicaid	5,900	6,450	6,705	(550)	(9)
Medicare Supplement (Standardized)	4,500	4,545	4,445	(45)	(1)
Total public and senior	15,670	15,940	15,580	(270)	(2)
Total UnitedHealthcare - domestic medical	43,430	42,855	45,445	575	1
International	5,720	6,220	4,080	(500)	(8)
Total UnitedHealthcare - medical	49,150	49,075	49,525	75	—%
Supplemental Data:
Medicare Part D stand-alone	4,405	4,710	4,940	(305)	(6)%
Fee-based commercial group business increased primarily due to an acquisition. Medicare Advantage increased due to the growth in people served through individual and employer-sponsored group Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by the proactive withdrawal from the Iowa market as well as by states adding new carriers to existing programs and managing eligibility, partially offset by increases in Dual Special Needs Plans. The decrease in people served internationally is a result of our continued affordability efforts and underwriting discipline.
UnitedHealthcare’s revenue and earnings from operations increased due to growth in the number of individuals served through Commercial and Medicare Advantage, including a greater mix of people with a higher acuity needs. Revenue increases were partially offset by the moratorium on the Health Insurance Industry Tax in 2019. Earnings from operations were also favorably impacted by operating cost management.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of the factors discussed below. Earnings from operations also increased due to productivity and overall cost management initiatives.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth primarily due to organic growth and acquisitions in care delivery, increased care services and organic growth in behavioral health services. Earnings from operations increased primarily due to care delivery. OptumHealth served approximately 96 million and 93 million people as of December 31, 2019 and 2018, respectively.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic and acquisition growth in managed services.
OptumRx
Revenue at OptumRx increased primarily due to organic growth and acquisitions in specialty pharmacy, partially offset by an expected large client transition. Earnings from operations increased primarily due to the factors that increased revenue as well as improved supply chain management. OptumRx fulfilled 1,340 million and 1,343 million adjusted scripts in 2019 and 2018, respectively, with 2019 impacted by the large client transition.

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
Our regulated subsidiaries generate significant cash flows from operations and are subject to, among other things, minimal levels of statutory capital, as defined by their respective jurisdiction, and restrictions on the timing and amount of dividends paid to their parent companies.
Our U.S. regulated subsidiaries paid their parent companies dividends of $5.6 billion and $3.7 billion in 2019 and 2018, respectively. See Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
Our nonregulated businesses also generate significant cash flows from operations that are available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt and return capital to our shareholders through dividends and repurchases of our common stock.
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2019	2018	2017	2019 vs. 2018
Sources of cash:
Cash provided by operating activities	$18,463	$15,713	$13,596	$2,750
Issuances of long-term debt and commercial paper, net of repayments	3,994	4,134	—	(140)
Proceeds from common share issuances	1,037	838	688	199
Customer funds administered	13	—	3,172	13
Other	219	—	—	219
Total sources of cash	23,726	20,685	17,456
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(8,343)	(5,997)	(2,131)	(2,346)
Cash dividends paid	(3,932)	(3,320)	(2,773)	(612)
Common share repurchases	(5,500)	(4,500)	(1,500)	(1,000)
Repayments of long-term debt and commercial paper, net of issuances	—	—	(2,615)	—
Purchases of property, equipment and capitalized software	(2,071)	(2,063)	(2,023)	(8)
Purchases of investments, net of sales and maturities	(2,504)	(4,099)	(4,319)	1,595
Other	(1,237)	(1,743)	(539)	506
Total uses of cash	(23,587)	(21,722)	(15,900)
Effect of exchange rate changes on cash and cash equivalents	(20)	(78)	(5)	58
Net increase (decrease) in cash and cash equivalents	$119	$(1,115)	$1,551	$1,234

2019 Cash Flows Compared to 2018 Cash Flows
Increased cash flows provided by operating activities were primarily driven by higher net earnings as well as changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included an increase in cash paid for acquisitions, increased share repurchases and decreased net purchases of investments.
Financial Condition
As of December 31, 2019, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $49.1 billion included $11.0 billion of cash and cash equivalents (of which $584 million was available for general corporate use), $36.1 billion of debt securities and $2.0 billion of investments in equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.4 years and a weighted-average credit rating of “Double A” as of December 31, 2019. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of senior unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2019, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 39%.
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
Credit Ratings. Our credit ratings as of December 31, 2019 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A-	Stable	A-	Positive
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1	n/a
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
Share Repurchase Program. As of December 31, 2019, we had Board authorization to purchase up to 72 million shares of our common stock. For more information on our share repurchase program, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2019, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $4.32 compared to $3.60 per share. For more information on our dividend, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2019, under our various contractual obligations and commitments:

(in millions)	2020	2021 to 2022	2023 to 2024	Thereafter	Total
Debt (a)	$5,532	$9,118	$6,122	$44,302	$65,074
Operating leases	804	1,327	901	1,671	4,703
Purchase and other obligations (b)	1,617	2,483	768	248	5,116
Other liabilities (c)	914	344	285	7,767	9,310
Redeemable noncontrolling interests (d)	852	542	—	332	1,726
Total contractual obligations	$9,719	$13,814	$8,076	$54,320	$85,929

(a)
Includes interest coupon payments and maturities at par or put values. The table also assumes amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty and remaining capital commitments for venture capital funds and other funding commitments. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2019.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months. As of December 31, 2019, our days outstanding in medical payables was 51 days, calculated as total medical payables divided by total medical costs times the number of days in the period.
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2019, 2018 and 2017 included favorable medical cost development related to prior years of $580 million, $320 million and $690 million, respectively.
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
Completion Factors. A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by us at the date of estimation. Completion factors are the most significant factors we use in developing our medical costs payable estimates for periods prior to the most recent two months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim levels and processing cycles, as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserve estimates may be significantly impacted.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2019:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$584
(0.50)	388
(0.25)	194
0.25	(193)
0.50	(384)
0.75	(575)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2019:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$754
2	502
1	251
(1)	(251)
(2)	(502)
(3)	(754)
The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2019; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2019 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2019 net earnings would have increased or decreased by approximately $160 million.
For more detail related to our medical cost estimates, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Goodwill
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
Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital that reflect reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. As of October 1, 2019, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2019, there were no significant concentrations of credit risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2019, we had $14 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2019, $9 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2019, $33 billion of our investments were fixed-rate debt securities and $39 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2019 and 2018 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2019
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets (a)	Fair Value of Financial Liabilities
2%	$282	$185	$(2,668)	$(6,813)
1	141	93	(1,331)	(3,704)
(1)	(141)	(93)	1,246	4,433
(2)	(282)	(185)	2,071	9,613
	December 31, 2018
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets (a)	Fair Value of Financial Liabilities
2%	$276	$189	$(2,242)	$(5,017)
1	138	94	(1,140)	(2,724)
(1)	(138)	(94)	1,118	3,155
(2)	(276)	(189)	2,196	6,953

(a)
As of December 31, 2019 and 2018, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

We have an exposure to changes in the value of foreign currencies, primarily the Brazilian real and the Chilean peso, to the U.S. dollar in translation of UnitedHealthcare Global’s operating results at the average exchange rate over the accounting period, and UnitedHealthcare Global’s assets and liabilities at the exchange rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2019, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $600 million and $1.3 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2019, we had $2.0 billion of investments in equity securities, primarily consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Incurred but not Reported (IBNR) Claim Liability - Refer to Notes 2 and 7 to the financial statements.
Critical Audit Matter Description
Medical costs payable includes estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, for which claims have either not yet been received or processed. These estimates are referred to as incurred but not reported (IBNR) claim liabilities. The Company develops IBNR estimates using an actuarial model that requires management to exercise certain judgments in developing its estimates. Judgments made by management include the time from date of service to claim receipt, the impact of claim levels and processing cycles, as well as other factors.
We identified the IBNR claim liability as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required complex auditor judgment, and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions and judgments in developing the liability.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:

•
We tested the effectiveness of controls over management’s estimate of the IBNR claim liability balance, including controls over the judgments of time from date of service to claim receipt, and the impact of claim levels and processing cycles.

•
We tested the underlying claims and membership data and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.

•	With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:

◦
Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.

◦	Developing an independent estimate of the IBNR claim liability and comparing our estimate to management’s estimate.

◦	Performing a retrospective review comparing management’s prior year assumptions of the estimate of IBNR to claims processed in 2019 with dates of service in 2018 or prior.
Goodwill - Refer to Notes 2 and 6 to the financial statements.
Critical Audit Matter Description
At December 31, 2019, the Company’s goodwill balance was $66 billion. As discussed in Note 2 of the financial statements, goodwill is tested for impairment for certain of the Company’s reporting units, at least annually, by comparing the carrying values of the reporting units to the estimated fair values as of the impairment testing date. The estimates of the reporting unit fair values are calculated using discounted cash flows, which include financial projections including significant assumptions about revenue trends, medical cost trends, and operating costs as well as discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. The fair values of the reporting units exceeded the carrying values as of the impairment testing date, therefore no impairment was recognized.
We identified certain reporting units as a critical audit matter because of the significant assumptions made by management to estimate the fair value of the reporting unit. This required increased auditor judgment and extent of effort, including involvement of fair value specialists to evaluate the reasonableness of management’s estimates and assumptions related to financial projections, which can be impacted by regulatory and macro-economic factors.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation and business assumptions including the discount rate and financial forecasts used by management to estimate the fair value of certain reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s annual goodwill impairment assessment, including those over the determination of the fair value such as controls related to management’s financial forecasts, as well as controls over the selection of discount rates and company specific risks.

•	We evaluated management’s ability to forecast and meet future revenue, medical cost trend, and operating costs by comparing:

•	Actual results to historical forecasts.

•
Forecasted information to: internal communications to management and the Board of Directors, industry and economic trends, and analyst reports of revenue and earnings expectations for the Company and its peers.

•	We evaluated the impact of changes in management’s forecasts from the October 1, 2019 annual measurement date to December 31, 2019.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, including testing the mathematical accuracy of the calculation and (2) discount rate and company specific risks by:

•	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

•	Developing a range of independent discount rate estimates and comparing to those selected by management.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 14, 2020
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,985	$10,866
Short-term investments	3,260	3,458
Accounts receivable, net of allowances of $519 and $712	11,822	11,388
Other current receivables, net of allowances of $859 and $502	9,640	6,862
Assets under management	3,076	3,032
Prepaid expenses and other current assets	3,851	3,086
Total current assets	42,634	38,692
Long-term investments	37,209	32,510
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $4,995 and $4,141	8,704	8,458
Goodwill	65,659	58,910
Other intangible assets, net of accumulated amortization of $5,072 and $4,592	10,349	9,325
Other assets	9,334	4,326
Total assets	$173,889	$152,221
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$21,690	$19,891
Accounts payable and accrued liabilities	19,005	16,705
Commercial paper and current maturities of long-term debt	3,870	1,973
Unearned revenues	2,622	2,396
Other current liabilities	14,595	12,244
Total current liabilities	61,782	53,209
Long-term debt, less current maturities	36,808	34,581
Deferred income taxes	2,993	2,474
Other liabilities	10,144	5,730
Total liabilities	111,727	95,994
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,726	1,908
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 948 and 960 issued and outstanding	9	10
Additional paid-in capital	7	—
Retained earnings	61,178	55,846
Accumulated other comprehensive loss	(3,578)	(4,160)
Nonredeemable noncontrolling interests	2,820	2,623
Total equity	60,436	54,319
Total liabilities, redeemable noncontrolling interests and equity	$173,889	$152,221

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2019	2018	2017
Revenues:
Premiums	$189,699	$178,087	$158,453
Products	31,597	29,601	26,366
Services	18,973	17,183	15,317
Investment and other income	1,886	1,376	1,023
Total revenues	242,155	226,247	201,159
Operating costs:
Medical costs	156,440	145,403	130,036
Operating costs	35,193	34,074	29,557
Cost of products sold	28,117	26,998	24,112
Depreciation and amortization	2,720	2,428	2,245
Total operating costs	222,470	208,903	185,950
Earnings from operations	19,685	17,344	15,209
Interest expense	(1,704)	(1,400)	(1,186)
Earnings before income taxes	17,981	15,944	14,023
Provision for income taxes	(3,742)	(3,562)	(3,200)
Net earnings	14,239	12,382	10,823
Earnings attributable to noncontrolling interests	(400)	(396)	(265)
Net earnings attributable to UnitedHealth Group common shareholders	$13,839	$11,986	$10,558
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$14.55	$12.45	$10.95
Diluted	$14.33	$12.19	$10.72
Basic weighted-average number of common shares outstanding	951	963	964
Dilutive effect of common share equivalents	15	20	21
Diluted weighted-average number of common shares outstanding	966	983	985
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	10	6	5

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net earnings	$14,239	$12,382	$10,823
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	1,212	(294)	209
Income tax effect	(279)	67	(72)
Total unrealized gains (losses), net of tax	933	(227)	137
Gross reclassification adjustment for net realized gains included in net earnings	(104)	(62)	(83)
Income tax effect	24	14	30
Total reclassification adjustment, net of tax	(80)	(48)	(53)
Total foreign currency translation losses	(271)	(1,242)	(70)
Other comprehensive income (loss)	582	(1,517)	14
Comprehensive income	14,821	10,865	10,837
Comprehensive income attributable to noncontrolling interests	(400)	(396)	(265)
Comprehensive income attributable to UnitedHealth Group common shareholders	$14,421	$10,469	$10,572

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2017	952	$10	$—	$40,945	$(97)	$(2,584)	$(97)	$38,177
Net earnings				10,558			194	10,752
Other comprehensive income (loss)					84	(70)		14
Issuances of common stock, and related tax effects	26	—	2,225					2,225
Share-based compensation			582					582
Common share repurchases	(9)	—	(1,500)					(1,500)
Cash dividends paid on common shares ($2.875 per share)				(2,773)				(2,773)
Acquisition of redeemable noncontrolling interest shares			283					283
Redeemable noncontrolling interest fair value and other adjustments			113					113
Acquisition and other adjustments of nonredeemable noncontrolling interests							2,112	2,112
Distributions to nonredeemable noncontrolling interest							(152)	(152)
Balance at December 31, 2017	969	10	1,703	48,730	(13)	(2,654)	2,057	49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				11,986			273	12,259
Other comprehensive loss					(275)	(1,242)		(1,517)
Issuances of common stock, and related tax effects	10	—	814					814
Share-based compensation			620					620
Common share repurchases	(19)	—	(2,974)	(1,526)				(4,500)
Cash dividends paid on common shares ($3.45 per share)				(3,320)				(3,320)
Redeemable noncontrolling interest fair value and other adjustments			(163)					(163)
Acquisition and other adjustments of nonredeemable noncontrolling interests							521	521
Distributions to nonredeemable noncontrolling interest							(228)	(228)
Balance at December 31, 2018	960	10	—	55,846	(264)	(3,896)	2,623	54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				13,839			285	14,124
Other comprehensive income (loss)					853	(271)		582
Issuances of common stock, and related tax effects	10	—	696					696
Share-based compensation			673					673
Common share repurchases	(22)	(1)	(937)	(4,562)				(5,500)
Cash dividends paid on common shares ($4.14 per share)				(3,932)				(3,932)
Redeemable noncontrolling interests fair value and other adjustments			(316)					(316)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				196	87
Distributions to nonredeemable noncontrolling interests							(279)	(279)
Balance at December 31, 2019	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Operating activities
Net earnings	$14,239	$12,382	$10,823
Noncash items:
Depreciation and amortization	2,720	2,428	2,245
Deferred income taxes	230	42	(965)
Share-based compensation	697	638	597
Other, net	(106)	(71)	217
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	162	(1,351)	(1,062)
Other assets	(1,563)	(750)	(630)
Medical costs payable	1,221	1,831	1,284
Accounts payable and other liabilities	733	526	930
Unearned revenues	130	38	157
Cash flows from operating activities	18,463	15,713	13,596
Investing activities
Purchases of investments	(18,131)	(14,010)	(14,588)
Sales of investments	8,536	3,641	4,623
Maturities of investments	7,091	6,270	5,646
Cash paid for acquisitions, net of cash assumed	(8,343)	(5,997)	(2,131)
Purchases of property, equipment and capitalized software	(2,071)	(2,063)	(2,023)
Other, net	219	(226)	(126)
Cash flows used for investing activities	(12,699)	(12,385)	(8,599)
Financing activities
Common share repurchases	(5,500)	(4,500)	(1,500)
Cash dividends paid	(3,932)	(3,320)	(2,773)
Proceeds from common stock issuances	1,037	838	688
Repayments of long-term debt	(1,750)	(2,600)	(4,398)
Proceeds from (repayments of) commercial paper, net	300	(201)	(3,508)
Proceeds from issuance of long-term debt	5,444	6,935	5,291
Customer funds administered	13	(131)	3,172
Other, net	(1,237)	(1,386)	(413)
Cash flows used for financing activities	(5,625)	(4,365)	(3,441)
Effect of exchange rate changes on cash and cash equivalents	(20)	(78)	(5)
Increase (decrease) in cash and cash equivalents	119	(1,115)	1,551
Cash and cash equivalents, beginning of period	10,866	11,981	10,430
Cash and cash equivalents, end of period	$10,985	$10,866	$11,981

Supplemental cash flow disclosures
Cash paid for interest	$1,627	$1,410	$1,133
Cash paid for income taxes	3,542	3,257	4,004
Supplemental schedule of non-cash investing activities
Common stock issued for acquisitions	$—	$—	$2,164

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
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
The Company’s Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under CMS’ risk adjustment payment methodology. CMS deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis and encounter data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture and submit the necessary and available data to CMS within prescribed deadlines. The Company estimates risk adjustment premium revenues based upon the data submitted and expected to be submitted to CMS. Risk adjustment data for the Company’s plans are subject to review by the government, including audit by regulators. See Note 12 for additional information regarding these audits.
Products and Services
For the Company’s OptumRx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery, specialty and community health pharmacies. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s home delivery, specialty and community pharmacies. In retail pharmacy transactions, revenues recognized exclude the member’s applicable co-payment. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members and accordingly, are reported on a gross basis.
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
Revenues are also comprised of a number of services and products sold through Optum. OptumHealth’s service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds. OptumInsight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. OptumInsight revenues are generally recognized over time and measured each period based on the progress to date as services are performed or made available to customers.
As of December 31, 2019 and 2018, accounts receivables related to products and services were $4.3 billion and $3.9 billion, respectively. In 2019 and 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2019 or 2018.
For the years ended December 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
See Note 14 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2019.
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
Pursuant to the Company’s agreement with AARP, program assets are managed separately from the Company’s general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon any transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities.
The effects of changes in other balance sheet amounts associated with the AARP Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Consolidated Statements of Cash Flows.

Other Current Receivables
Other current receivables include amounts due from pharmaceutical manufacturers for rebates and Medicare Part D drug discounts, accrued interest and other miscellaneous amounts due to the Company.
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2019 and 2018, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $4.7 billion and $4.2 billion, respectively.
As of December 31, 2019 and 2018, the Company’s Medicare Part D receivables amounted to $2.3 billion and $0.8 billion, respectively.
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
Operating Leases
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. At the lease commencement date, lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not implicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term.
The Company’s ROU assets are included in other assets, and lease liabilities are included in other current liabilities and other liabilities in the Company’s Consolidated Balance Sheet.
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
There was no impairment of goodwill during the year ended December 31, 2019.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the year ended December 31, 2019.

Other Current Liabilities
Other current liabilities include health savings account deposits ($8.3 billion and $7.5 billion as of December 31, 2019 and 2018, respectively), deposits under the Medicare Part D program ($0.5 billion as of December 31, 2019 and 2018), the RSF associated with the AARP Program, accruals for premium rebate payments under the ACA, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Redeemable noncontrolling interests, beginning of period	$1,908	$2,189
Net earnings	115	123
Acquisitions	90	102
Redemptions	(618)	(90)
Distributions	(69)	(53)
Fair value and other adjustments	300	(363)
Redeemable noncontrolling interests, end of period	$1,726	$1,908

Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably, primarily over two to four years and compensation expense related to restricted shares is based on the share price on the date of grant. Stock options vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options is based on the fair value at the date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
Net Earnings Per Common Share
The Company computes basic earnings per common share attributable to UnitedHealth Group common shareholders by dividing net earnings attributable to UnitedHealth Group common shareholders by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share attributable to UnitedHealth Group common shareholders using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, restricted shares and the ESPP (collectively, common stock equivalents), using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Health Insurance Industry Tax
The ACA includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. A one year moratorium on the collection of the Health Insurance Industry Tax occurred in 2019. The Health Insurance Industry Tax will be levied in 2020, however, it was permanently repealed by Congress for subsequent years.

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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (ASU 2016-13). ASU 2016-13 requires the use of the current expected credit loss impairment model to develop an estimate of expected credit losses for certain financial assets. ASU 2016-13 also requires expected credit losses on available-for-sale debt securities to be recognized through an allowance for credit losses and revises certain disclosure requirements. The Company adopted ASU 2016-13 using a cumulative effect upon adoption approach on January 1, 2020. The adoption resulted in no material impact to the Company’s balance sheet, results of operations, equity or cash flows.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” as modified by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, ASU 2016-02). Under ASU 2016-02, an entity is required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. The Company adopted ASU 2016-02 using a cumulative-effect upon adoption approach as of January 1, 2019. Upon adoption, the Company recognized $3.3 billion of ROU assets and lease liabilities for operating leases on its Consolidated Balance Sheet, of which, $668 million were classified as current liabilities. The adoption of ASU 2016-02 was immaterial to the Company’s consolidated results of operations, equity and cash flows. The Company has included the disclosures required by ASU 2016-02 above and in Note 12.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.

3.	Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,502	$55	$(4)	$3,553
State and municipal obligations	5,680	251	(5)	5,926
Corporate obligations	17,910	343	(11)	18,242
U.S. agency mortgage-backed securities	6,425	109	(6)	6,528
Non-U.S. agency mortgage-backed securities	1,811	37	(3)	1,845
Total debt securities - available-for-sale	35,328	795	(29)	36,094
Debt securities - held-to-maturity:
U.S. government and agency obligations	402	2	—	404
State and municipal obligations	32	2	—	34
Corporate obligations	538	—	(1)	537
Total debt securities - held-to-maturity	972	4	(1)	975
Total debt securities	$36,300	$799	$(30)	$37,069
December 31, 2018
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,434	$13	$(42)	$3,405
State and municipal obligations	7,117	61	(57)	7,121
Corporate obligations	15,366	14	(218)	15,162
U.S. agency mortgage-backed securities	4,947	11	(106)	4,852
Non-U.S. agency mortgage-backed securities	1,376	2	(20)	1,358
Total debt securities - available-for-sale	32,240	101	(443)	31,898
Debt securities - held-to-maturity:
U.S. government and agency obligations	255	1	(2)	254
State and municipal obligations	11	—	—	11
Corporate obligations	355	—	—	355
Total debt securities - held-to-maturity	621	1	(2)	620
Total debt securities	$32,861	$102	$(445)	$32,518

Nearly all of the Company’s investments in mortgage-backed securities were rated AAA as of December 31, 2019.
The Company held $2.0 billion of equity securities as of December 31, 2019 and December 31, 2018. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds and dividend paying stocks with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion and $1.5 billion of equity method investments in operating businesses in the health care sector, as of December 31, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities as of December 31, 2019, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,382	$3,388	$314	$314
Due after one year through five years	11,966	12,159	391	392
Due after five years through ten years	8,307	8,643	144	144
Due after ten years	3,437	3,531	123	125
U.S. agency mortgage-backed securities	6,425	6,528	—	—
Non-U.S. agency mortgage-backed securities	1,811	1,845	—	—
Total debt securities	$35,328	$36,094	$972	$975

The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. government and agency obligations	$616	$(4)	$—	$—	$616	$(4)
State and municipal obligations	440	(5)	—	—	440	(5)
Corporate obligations	1,903	(7)	740	(4)	2,643	(11)
U.S. agency mortgage-backed securities	657	(3)	333	(3)	990	(6)
Non-U.S. agency mortgage-backed securities	406	(3)	—	—	406	(3)
Total debt securities - available-for-sale	$4,022	$(22)	$1,073	$(7)	$5,095	$(29)
December 31, 2018
U.S. government and agency obligations	$998	$(7)	$1,425	$(35)	$2,423	$(42)
State and municipal obligations	1,334	(11)	2,491	(46)	3,825	(57)
Corporate obligations	8,105	(109)	4,239	(109)	12,344	(218)
U.S. agency mortgage-backed securities	1,296	(22)	2,388	(84)	3,684	(106)
Non-U.S. agency mortgage-backed securities	622	(7)	459	(13)	1,081	(20)
Total debt securities - available-for-sale	$12,355	$(156)	$11,002	$(287)	$23,357	$(443)

The Company’s unrealized losses from all securities as of December 31, 2019 were generated from approximately 3,000 positions out of a total of 31,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of December 31, 2019, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.

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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2019 or 2018.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2019 or 2018.
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
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and nonbinding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by a secondary pricing source, such as its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment to the prices obtained from the pricing service.
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
The fair values of Level 3 investments in corporate bonds, which are not a significant portion of our investments, are estimated using valuation techniques that rely heavily on management assumptions and qualitative observations.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2019
Cash and cash equivalents	$10,837	$148	$—	$10,985
Debt securities - available-for-sale:
U.S. government and agency obligations	3,369	184	—	3,553
State and municipal obligations	—	5,926	—	5,926
Corporate obligations	70	17,923	249	18,242
U.S. agency mortgage-backed securities	—	6,528	—	6,528
Non-U.S. agency mortgage-backed securities	—	1,845	—	1,845
Total debt securities - available-for-sale	3,439	32,406	249	36,094
Equity securities	1,734	22	—	1,756
Assets under management	1,123	1,918	35	3,076
Total assets at fair value	$17,133	$34,494	$284	$51,911
Percentage of total assets at fair value	33%	66%	1%	100%
December 31, 2018
Cash and cash equivalents	$10,757	$109	$—	$10,866
Debt securities - available-for-sale:
U.S. government and agency obligations	3,060	345	—	3,405
State and municipal obligations	—	7,121	—	7,121
Corporate obligations	39	14,950	173	15,162
U.S. agency mortgage-backed securities	—	4,852	—	4,852
Non-U.S. agency mortgage-backed securities	—	1,358	—	1,358
Total debt securities - available-for-sale	3,099	28,626	173	31,898
Equity securities	1,832	13	—	1,845
Assets under management	1,086	1,938	8	3,032
Total assets at fair value	$16,774	$30,686	$181	$47,641
Percentage of total assets at fair value	35%	65%	—%	100%

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2019
Debt securities - held-to-maturity	$541	$181	$253	$975	$972
Long-term debt and other financing obligations	$—	$45,078	$—	$45,078	$40,278
December 31, 2018
Debt securities - held-to-maturity	$260	$65	$295	$620	$621
Long-term debt and other financing obligations	$—	$37,944	$—	$37,944	$36,554

The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.	Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2019	December 31, 2018
Land and improvements	$589	$566
Buildings and improvements	4,705	4,470
Computer equipment	2,015	1,984
Furniture and fixtures	1,752	1,525
Less accumulated depreciation	(3,328)	(2,787)
Property and equipment, net	5,733	5,758
Capitalized software	4,638	4,054
Less accumulated amortization	(1,667)	(1,354)
Capitalized software, net	2,971	2,700
Total property, equipment and capitalized software, net	$8,704	$8,458

Depreciation expense for property and equipment for the years ended December 31, 2019, 2018 and 2017 was $995 million, $924 million and $799 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2019, 2018 and 2017 was $721 million, $606 million and $550 million, respectively.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2018	$24,484	$11,488	$5,674	$12,910	$54,556
Acquisitions	2,723	471	106	1,881	5,181
Foreign currency effects and adjustments, net	(807)	(12)	(8)	—	(827)
Balance at December 31, 2018	26,400	11,947	5,772	14,791	58,910
Acquisitions	1,022	3,395	2,521	6	6,944
Foreign currency effects and adjustments, net	(194)	—	(1)	—	(195)
Balance at December 31, 2019	$27,228	$15,342	$8,292	$14,797	$65,659

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2019			December 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$12,968	$(4,319)	$8,649	$11,622	$(3,908)	$7,714
Trademarks and technology	1,186	(525)	661	1,122	(512)	610
Trademarks and other indefinite-lived	726	—	726	745	—	745
Other	541	(228)	313	428	(172)	256
Total	$15,421	$(5,072)	$10,349	$13,917	$(4,592)	$9,325

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2019		2018
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$1,750	13 years	$1,355	17 years
Trademarks and technology	163	5 years	122	4 years
Other	119	11 years	97	9 years
Total acquired finite-lived intangible assets	$2,032	13 years	$1,574	16 years

 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2020	$1,017
2021	933
2022	826
2023	763
2024	718

Amortization expense relating to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $1.0 billion, $898 million and $896 million, respectively.

7.	Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2019	2018	2017
Medical costs payable, beginning of period	$19,891	$17,871	$16,391
Acquisitions	679	339	83
Reported medical costs:
Current year	157,020	145,723	130,726
Prior years	(580)	(320)	(690)
Total reported medical costs	156,440	145,403	130,036
Medical payments:
Payments for current year	(137,155)	(127,155)	(113,811)
Payments for prior years	(18,165)	(16,567)	(14,828)
Total medical payments	(155,320)	(143,722)	(128,639)
Medical costs payable, end of period	$21,690	$19,891	$17,871

For the years ended December 31, 2019 and 2017 medical cost reserve development was primarily driven by lower than expected health system utilization levels. For the year ended December 31, 2018, no individual factors significantly impacted medical cost reserve development.

Medical costs payable included IBNR of $13.8 billion and $13.2 billion at December 31, 2019 and 2018, respectively. Substantially all of the IBNR balance as of December 31, 2019 relates to the current year. The following is information about incurred and paid medical cost development as of December 31, 2019:

	Net Incurred Medical Costs
(in millions)	For the Years ended December 31,
Year	2018	2019
2018	$145,723	$145,293
2019		157,020
Total		$302,313

	Net Cumulative Medical Payments
(in millions)	For the Years ended December 31,
Year	2018	2019
2018	$(127,155)	$(144,143)
2019		(137,155)
Total		(281,298)
Net remaining outstanding liabilities prior to 2018		675
Total medical costs payable		$21,690

8.	Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	December 31, 2019			December 31, 2018
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$400	$400	$400	$—	$—	$—
1.700% notes due February 2019	—	—	—	750	750	749
1.625% notes due March 2019	—	—	—	500	500	499
2.300% notes due December 2019	—	—	—	500	494	497
2.700% notes due July 2020	1,500	1,499	1,506	1,500	1,498	1,494
Floating rate notes due October 2020	300	300	300	300	299	298
3.875% notes due October 2020	450	450	455	450	443	456
1.950% notes due October 2020	900	899	900	900	897	884
4.700% notes due February 2021	400	403	410	400	398	412
2.125% notes due March 2021	750	749	753	750	747	734
Floating rate notes due June 2021	350	349	350	350	349	347
3.150% notes due June 2021	400	399	407	400	399	400
3.375% notes due November 2021	500	501	512	500	489	503
2.875% notes due December 2021	750	753	765	750	735	748
2.875% notes due March 2022	1,100	1,087	1,121	1,100	1,051	1,091
3.350% notes due July 2022	1,000	998	1,036	1,000	997	1,005
2.375% notes due October 2022	900	896	911	900	894	872
0.000% notes due November 2022	15	13	14	15	12	13
2.750% notes due February 2023	625	624	638	625	602	611
2.875% notes due March 2023	750	770	770	750	750	739
3.500% notes due June 2023	750	747	786	750	746	756
3.500% notes due February 2024	750	746	792	750	745	755
2.375% notes due August 2024	750	747	760	—	—	—
3.750% notes due July 2025	2,000	1,990	2,161	2,000	1,989	2,025
3.700% notes due December 2025	300	298	325	300	298	303
3.100% notes due March 2026	1,000	996	1,048	1,000	995	965
3.450% notes due January 2027	750	746	804	750	746	742
3.375% notes due April 2027	625	620	667	625	619	611
2.950% notes due October 2027	950	939	988	950	938	898
3.850% notes due June 2028	1,150	1,142	1,269	1,150	1,142	1,163
3.875% notes due December 2028	850	843	941	850	842	861
2.875% notes due August 2029	1,000	993	1,029	—	—	—
4.625% notes due July 2035	1,000	992	1,215	1,000	992	1,060
5.800% notes due March 2036	850	838	1,129	850	838	1,003
6.500% notes due June 2037	500	492	712	500	492	638
6.625% notes due November 2037	650	641	940	650	641	841
6.875% notes due February 2038	1,100	1,076	1,631	1,100	1,076	1,437
3.500% notes due August 2039	1,250	1,241	1,313	—	—	—
5.700% notes due October 2040	300	296	396	300	296	355
5.950% notes due February 2041	350	345	475	350	345	426
4.625% notes due November 2041	600	589	716	600	588	627
4.375% notes due March 2042	502	484	580	502	484	503
3.950% notes due October 2042	625	607	688	625	607	596
4.250% notes due March 2043	750	735	856	750	734	744
4.750% notes due July 2045	2,000	1,973	2,463	2,000	1,973	2,116
4.200% notes due January 2047	750	738	861	750	738	745
4.250% notes due April 2047	725	717	839	725	717	719
3.750% notes due October 2047	950	934	1,023	950	933	869
4.250% notes due June 2048	1,350	1,330	1,569	1,350	1,329	1,349
4.450% notes due December 2048	1,100	1,086	1,316	1,100	1,087	1,132
3.700% notes due August 2049	1,250	1,235	1,344	—	—	—
3.875% notes due August 2059	1,250	1,228	1,350	—	—	—
Total commercial paper and long-term debt	$39,817	$39,474	$44,234	$35,667	$35,234	$36,591

The Company’s long-term debt obligations also included $1.2 billion and $1.3 billion of other financing obligations, of which $322 million and $229 million were current as of December 31, 2019 and 2018, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2020	$3,870
2021	3,325
2022	3,190
2023	2,300
2024	1,675
Thereafter	26,660

Commercial Paper and Revolving Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2024, December 2022 and December 2020, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2019, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2019, annual interest rates would have ranged from 2.4% to 2.6%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2019.

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

(in millions)	2019	2018	2017
Current Provision:
Federal	$2,629	$2,897	$3,597
State and local	319	219	314
Foreign	564	404	254
Total current provision	3,512	3,520	4,165
Deferred provision (benefit)	230	42	(965)
Total provision for income taxes	$3,742	$3,562	$3,200

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2019		2018		2017
Tax provision at the U.S. federal statutory rate	$3,776	21.0%	$3,348	21.0%	$4,908	35.0%
Change in tax law	—	—	—	—	(1,199)	(8.6)
State income taxes, net of federal benefit	271	1.5	168	1.0	197	1.4
Share-based awards - excess tax benefit	(132)	(0.7)	(161)	(1.0)	(319)	(2.3)
Non-deductible compensation	119	0.7	117	0.7	175	1.3
Health insurance industry tax	—	—	552	3.5	—	—
Foreign rate differential	(214)	(1.2)	(203)	(1.3)	(282)	(2.0)
Other, net	(78)	(0.5)	(259)	(1.6)	(280)	(2.0)
Provision for income taxes	$3,742	20.8%	$3,562	22.3%	$3,200	22.8%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2019	2018
Deferred income tax assets:
Accrued expenses and allowances	$654	$551
U.S. federal and state net operating loss carryforwards	260	190
Share-based compensation	97	91
Nondeductible liabilities	184	184
Non-U.S. tax loss carryforwards	420	426
Lease liability	892	—
Other-domestic	179	306
Other-non-U.S.	329	337
Subtotal	3,015	2,085
Less: valuation allowances	(147)	(84)
Total deferred income tax assets	2,868	2,001
Deferred income tax liabilities:
U.S. federal and state intangible assets	(2,370)	(2,131)
Non-U.S. goodwill and intangible assets	(735)	(709)
Capitalized software	(683)	(603)
Depreciation and amortization	(301)	(266)
Prepaid expenses	(172)	(152)
Outside basis in partnerships	(317)	(300)
Lease right-of-use asset	(887)	—
Other-domestic	(177)	—
Other-non-U.S.	(219)	(314)
Total deferred income tax liabilities	(5,861)	(4,475)
Net deferred income tax liabilities	$(2,993)	$(2,474)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $62 million expire beginning in 2022 through 2037 and $179 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2020 through 2039, with some having an indefinite carryforward period. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2019, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2019	2018	2017
Gross unrecognized tax benefits, beginning of period	$1,056	$598	$263
Gross increases:
Current year tax positions	512	487	356
Prior year tax positions	2	87	40
Gross decreases:
Prior year tax positions	(96)	(84)	(33)
Settlements	(46)	(20)	(24)
Statute of limitations lapses	(5)	(12)	(4)
Gross unrecognized tax benefits, end of period	$1,423	$1,056	$598

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $90 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $19 million, $6 million and $14 million of interest and penalties, respectively. The Company had $76 million and $95 million of accrued interest and penalties for uncertain tax positions as of December 31, 2019 and 2018, respectively. These amounts are not included in the reconciliation above. As of December 31, 2019, there were $852 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017, 2018 and 2019 tax years are under review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2013 tax year. In general, the Company is subject to examination in non-U.S. jurisdictions for years 2014 and forward.

10.	Shareholders' Equity
Regulatory Capital and Dividend Restrictions
The Company’s regulated insurance and HMO subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each jurisdiction, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. In the United States, most of these state regulations and standards are generally consistent with model regulations established by the National Association of Insurance Commissioners. These standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally may be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
Optum Bank must meet minimum capital requirements of the Federal Deposit Insurance Corporation (FDIC) under the capital adequacy rules to which it is subject. At December 31, 2019, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
For the year ended December 31, 2019, the Company’s regulated subsidiaries paid their parent companies dividends of $5.6 billion, including $1.3 billion of extraordinary dividends. For the year ended December 31, 2018, the Company’s regulated subsidiaries paid their parent companies dividends of $3.7 billion, including $1.1 billion of extraordinary dividends.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of $22.7 billion as of December 31, 2019. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $9.7 billion as of December 31, 2019.
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

A summary of common share repurchases for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2019	2018
Common share repurchases, shares	22	19
Common share repurchases, average price per share	$245.97	$236.72
Common share repurchases, aggregate cost	$5,500	$4,500
Board authorized shares remaining	72	94

Dividends
In June 2019, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $4.32 compared to $3.60 per share, which the Company had paid since June 2018. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

11.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2019, the Company had 32 million shares available for future grants of share-based awards under the Plan. As of December 31, 2019, there were also 5 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2019 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	35	$131
Granted	7	260
Exercised	(9)	94
Forfeited	(1)	212
Outstanding at end of period	32	166	6.5	$4,106
Exercisable at end of period	15	114	5.0	2,716
Vested and expected to vest, end of period	31	165	6.4	4,068

Restricted Shares
Restricted share activity for the year ended December 31, 2019 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	6	$163
Granted	2	259
Vested	(3)	147
Nonvested at end of period	5	207

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2019	2018	2017
Stock Options
Weighted-average grant date fair value of shares granted, per share	$46	$43	$29
Total intrinsic value of stock options exercised	1,398	1,431	1,473
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	259	229	163
Total fair value of restricted shares vested	$545	$521	$460
Employee Stock Purchase Plan
Number of shares purchased	1	2	2
Share-Based Compensation Items
Share-based compensation expense, before tax	$697	$638	$597
Share-based compensation expense, net of tax effects	641	587	531
Income tax benefit realized from share-based award exercises	201	239	431

(in millions, except years)	December 31, 2019
Unrecognized compensation expense related to share awards	$714
Weighted-average years to recognize compensation expense	1.3

Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.5% - 2.5%	2.6% - 3.1%	1.9% - 2.1%
Expected volatility	19.4% - 21.6%	18.7% - 19.3%	18.5% - 20.7%
Expected dividend yield	1.4% - 1.8%	1.3% - 1.5%	1.4% - 1.6%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.3	5.6	5.7

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Expected dividend yields are based on the per share cash dividend paid by the Company. The Company uses historical data to estimate option exercises and forfeitures within the valuation model. The expected lives of options granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2019, 2018 and 2017.

In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $1.4 billion and $988 million as of December 31, 2019 and 2018, respectively.

12.	Commitments and Contingencies
Leases
Operating lease costs were $1.0 billion, $751 million and $710 million for the years ended December 31, 2019, 2018 and 2017, respectively, and included immaterial variable and short-term lease costs for the year ended December 31, 2019. Cash payments made on the Company’s operating lease liabilities were $746 million for the year ended December 31, 2019, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.6 years and 3.9%, respectively.
As of December 31, 2019, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2020	$804
2021	723
2022	604
2023	499
2024	402
Thereafter	1,671
Total future minimum lease payments	4,703
Less imputed interest	(744)
Total	$3,959

The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2019, 2018 or 2017.
As of December 31, 2019, the Company had outstanding, undrawn letters of credit with financial institutions of $98 million and surety bonds outstanding with insurance companies of $1.2 billion, primarily to bond contractual performance.
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

13.	Business Combinations
During the year ended December 31, 2019, the Company completed several business combinations for total cash consideration of $9.9 billion.
The total consideration exceeded the estimated fair value of the net tangible assets acquired by $8.9 billion, of which $2.0 billion has been allocated to finite-lived intangible assets and $6.9 billion to goodwill. The goodwill is not deductible for income tax purposes.
Acquired tangible assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$1,542
Accounts receivable and other current assets	1,788
Property, equipment and other long-term assets	1,969
Medical costs payable	(679)
Accounts payable and other current liabilities	(1,869)
Other long-term liabilities	(1,488)
Total net tangible assets	$1,263

The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized. See Note 6 for a summary of the acquisition date fair values and weighted-average useful lives assigned to acquired finite-lived intangible assets.

The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of date of acquisition. Through December 31, 2019, acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues for the years ended December 31, 2019 and 2018 as if the acquisitions had occurred on January 1, 2018 were immaterial for both periods. The pro forma effects of the acquisitions on net earnings were immaterial for both years.

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

•
OptumRx offers pharmacy care services and programs, including retail network contracting, home delivery, specialty and community health pharmacy services, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management.

The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy care products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and local care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Transactions with affiliated customers are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned such that each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 33%, 30% and 28% for 2019, 2018 and 2017, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 96% of consolidated total revenues for 2019, 2018 and 2017. Long-lived fixed assets located in the United States represented approximately 72% and 76% of the total long-lived fixed assets as of December 31, 2019 and 2018, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2019
Revenues - unaffiliated customers:
Premiums	$183,783	$5,916	$—	$—	$—	$5,916	$—	$189,699
Products	—	31	116	31,450	—	31,597	—	31,597
Services	8,922	5,732	3,630	689	—	10,051	—	18,973
Total revenues - unaffiliated customers	192,705	11,679	3,746	32,139	—	47,564	—	240,269
Total revenues - affiliated customers	—	17,966	6,239	42,093	(1,661)	64,637	(64,637)	—
Investment and other income	1,137	672	21	56	—	749	—	1,886
Total revenues	$193,842	$30,317	$10,006	$74,288	$(1,661)	$112,950	$(64,637)	$242,155
Earnings from operations	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$—	$19,685
Interest expense	—	—	—	—	—	—	(1,704)	(1,704)
Earnings before income taxes	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$(1,704)	$17,981
Total assets	$88,250	$40,444	$15,181	$36,346	$—	$91,971	$(6,332)	$173,889
Purchases of property, equipment and capitalized software	841	573	495	162	—	1,230	—	2,071
Depreciation and amortization	926	565	672	557	—	1,794	—	2,720
2018
Revenues - unaffiliated customers:
Premiums	$174,282	$3,805	$—	$—	$—	$3,805	$—	$178,087
Products	—	52	111	29,438	—	29,601	—	29,601
Services	8,366	4,925	3,280	612	—	8,817	—	17,183
Total revenues - unaffiliated customers	182,648	8,782	3,391	30,050	—	42,223	—	224,871
Total revenues - affiliated customers	—	14,882	5,596	39,440	(1,409)	58,509	(58,509)	—
Investment and other income	828	481	21	46	—	548	—	1,376
Total revenues	$183,476	$24,145	$9,008	$69,536	$(1,409)	$101,280	$(58,509)	$226,247
Earnings from operations	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$—	$17,344
Interest expense	—	—	—	—	—	—	(1,400)	(1,400)
Earnings before income taxes	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$(1,400)	$15,944
Total assets	$82,938	$29,837	$11,039	$33,912	$—	$74,788	$(5,505)	$152,221
Purchases of property, equipment and capitalized software	761	593	517	192	—	1,302	—	2,063
Depreciation and amortization	845	439	654	490	—	1,583	—	2,428
2017
Revenues - unaffiliated customers:
Premiums	$154,709	$3,744	$—	$—	$—	$3,744	$—	$158,453
Products	—	44	106	26,216	—	26,366	—	26,366
Services	7,890	4,013	2,849	565	—	7,427	—	15,317
Total revenues - unaffiliated customers	162,599	7,801	2,955	26,781	—	37,537	—	200,136
Total revenues - affiliated customers	—	12,429	5,127	36,954	(1,227)	53,283	(53,283)	—
Investment and other income	658	340	5	20	—	365	—	1,023
Total revenues	$163,257	$20,570	$8,087	$63,755	$(1,227)	$91,185	$(53,283)	$201,159
Earnings from operations	$8,498	$1,823	$1,770	$3,118	$—	$6,711	$—	$15,209
Interest expense	—	—	—	—	—	—	(1,186)	(1,186)
Earnings before income taxes	$8,498	$1,823	$1,770	$3,118	$—	$6,711	$(1,186)	$14,023
Total assets	$76,676	$26,931	$11,273	$29,551	$—	$67,755	$(5,373)	$139,058
Purchases of property, equipment and capitalized software	737	510	588	188	—	1,286	—	2,023
Depreciation and amortization	758	380	614	493	—	1,487	—	2,245

15.	Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2019 and 2018 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2019
Revenues	$60,308	$60,595	$60,351	$60,901
Operating costs	55,476	55,851	55,337	55,806
Earnings from operations	4,832	4,744	5,014	5,095
Net earnings	3,557	3,385	3,629	3,668
Net earnings attributable to UnitedHealth Group common shareholders	3,467	3,293	3,538	3,541
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	3.62	3.47	3.73	3.74
Diluted	3.56	3.42	3.67	3.68
2018
Revenues	$55,188	$56,086	$56,556	$58,417
Operating costs	51,135	51,882	51,966	53,920
Earnings from operations	4,053	4,204	4,590	4,497
Net earnings	2,924	3,010	3,284	3,164
Net earnings attributable to UnitedHealth Group common shareholders	2,836	2,922	3,188	3,040
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	2.94	3.04	3.31	3.16
Diluted	2.87	2.98	3.24	3.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2019
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 14, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2019. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 14, 2020, including their name and principal occupation or employment:

William C. Ballard, Jr.	Valerie Montgomery Rice, M.D.
Former Of Counsel Bingham Greenebaum Doll LLP	President and Dean Morehouse School of Medicine

Richard T. Burke	John H. Noseworthy, M.D.
Lead Independent Director UnitedHealth Group	Former Chief Executive Officer and President Mayo Clinic

Timothy P. Flynn	Glenn M. Renwick
Retired Chair KPMG International	Former Chairman and Chief Executive Officer The Progressive Corporation

Stephen J. Hemsley	David S. Wichmann
Chair UnitedHealth Group	Chief Executive Officer UnitedHealth Group

Michele J. Hooper	Gail R. Wilensky, Ph.D.
President and Chief Executive Officer The Directors’ Council	Senior Fellow Project HOPE

F. William McNabb III
Former Chairman and Chief Executive Officer The Vanguard Group, Inc.
Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Proposal 1-Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2019, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	31	$169	37	(3)
Equity compensation plans not approved by shareholders (2)	—	—	—
Total (2)	31	$169	37

(1)	Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended.

(2)
Excludes 824,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $58 and an average remaining term of approximately 4 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.

(3)
Includes 5 million shares of common stock available for future issuance under the 1993 Employee Stock Purchase Plan as of December 31, 2019, and 32 million shares available under the 2011 Stock Incentive Plan as of December 31, 2019. Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplementary Data
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2019 and 2018.

•	Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018, and 2017.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017.

•	Notes to the Consolidated Financial Statements.

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

4.5	Description of Common Stock
*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2018 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018)

*10.2
Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014)

*10.3
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

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

*10.17	UnitedHealth Group Executive Savings Plan (2020 Statement)
*10.18	Summary of Non-Management Director Compensation, effective as of November 8, 2019
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

*10.21
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

*10.23
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.24
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.25
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.26
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.27
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.28
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.29	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.30	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.31
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.32
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.33
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.34
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of June 7, 2016, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.36
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.37
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.38
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.39
Amendment to Employment Agreement, effective as of August 16, 2017, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

*10.40
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.41
Amended and Restated Employment Agreement, effective as of March 24, 2015, between United HealthCare Services, Inc. and Steven H. Nelson (incorporated by reference to Exhibit 10.51 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017)

*10.42
Separation and Release Agreement, effective as of September 30, 2019, between Steven H. Nelson and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

*10.43
Employment Agreement, effective as of June 3, 2018, between United HealthCare Services, Inc. and Andrew Witty (incorporated by reference to Exhibit 10.50 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018)

*10.44	Amended and Restated Employment Agreement, effective as of March 16, 2015, between United HealthCare Services, Inc. and Dirk McMahon
*10.45	Amendment to Employment Agreement, effective as of May 31, 2017, between United HealthCare Services, Inc. and Dirk McMahon
*10.46	Amendment to Employment Agreement, effective as of March 12, 2019, between United HealthCare Services, Inc. and Dirk McMahon
*10.47
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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and the Company’s internal control over financial reporting as of December 31, 2019, and have issued our reports thereon dated February 14, 2020; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 14, 2020

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46	$434
Other current assets	787	197
Total current assets	833	631
Equity in net assets of subsidiaries	93,467	83,244
Long-term notes receivable from subsidiaries	5,079	4,461
Other assets	794	972
Total assets	$100,173	$89,308

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$688	$618
Current portion of notes payable to subsidiaries	750	714
Commercial paper and current maturities of long-term debt	3,548	1,744
Total current liabilities	4,986	3,076
Long-term debt, less current maturities	35,926	33,490
Long-term notes payable to subsidiaries	1,314	560
Other liabilities	331	486
Total liabilities	42,557	37,612
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 948 and 960 issued and outstanding	9	10
Additional paid-in capital	7	—
Retained earnings	61,178	55,846
Accumulated other comprehensive loss	(3,578)	(4,160)
Total UnitedHealth Group shareholders’ equity	57,616	51,696
Total liabilities and shareholders’ equity	$100,173	$89,308

See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Revenues:
Investment and other income	$209	$194	$527
Total revenues	209	194	527
Operating costs:
Operating costs	38	35	—
Interest expense	1,580	1,285	1,114
Total operating costs	1,618	1,320	1,114
Loss before income taxes	(1,409)	(1,126)	(587)
Benefit for income taxes	293	251	214
Loss of parent company	(1,116)	(875)	(373)
Equity in undistributed income of subsidiaries	14,955	12,861	10,931
Net earnings	13,839	11,986	10,558
Other comprehensive income (loss)	582	(1,517)	14
Comprehensive income	$14,421	$10,469	$10,572

See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Operating activities
Cash flows from operating activities	$9,275	$6,099	$2,021
Investing activities
Issuances of notes to subsidiaries	(2,722)	(1,420)	—
Repayments of notes to subsidiaries	2,249	1,419	2,071
Cash paid for acquisitions	(9,645)	(4,066)	(2,313)
Return of capital to parent company	4,497	4,196	3,375
Capital contributions to subsidiaries	(803)	(1,259)	(959)
Other, net	490	4	—
Cash flows (used for) from investing activities	(5,934)	(1,126)	2,174
Financing activities
Common stock repurchases	(5,500)	(4,500)	(1,500)
Proceeds from common stock issuances	1,037	838	688
Cash dividends paid	(3,932)	(3,320)	(2,773)
Proceeds from (repayments of) commercial paper, net	300	(201)	(3,508)
Proceeds from issuance of long-term debt	5,444	6,935	5,291
Repayments of long-term debt	(1,750)	(2,600)	(3,472)
Proceeds (repayments) of notes from subsidiaries	1,207	(1,127)	1,704
Other, net	(535)	(923)	(446)
Cash flows used for financing activities	(3,729)	(4,898)	(4,016)
(Decrease) increase in cash and cash equivalents	(388)	75	179
Cash and cash equivalents, beginning of period	434	359	180
Cash and cash equivalents, end of period	$46	$434	$359

Supplemental cash flow disclosures
Cash paid for interest	$1,506	$1,294	$1,062
Cash paid for income taxes	2,590	2,379	3,455

Supplemental schedule of non-cash investing activities
Common stock issued for acquisitions	$—	$—	$2,164
Conversion of note receivable from subsidiaries to equity	—	—	4,378
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
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $5.6 billion, $5.6 billion and $3.4 billion in 2019, 2018 and 2017, respectively. Additionally, $4.5 billion, $4.2 billion and $3.4 billion in cash were received as a return of capital to the parent company during 2019, 2018 and 2017, respectively.
3.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries that totaled $1.2 billion and $1.3 billion at December 31, 2019 and 2018, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2020	$3,550
2021	3,150
2022	3,015
2023	2,125
2024	1,500
Thereafter	26,477

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
Dated: February 14, 2020

UNITEDHEALTH GROUP INCORPORATED

By	/s/ DAVID S. WICHMANN
David S. Wichmann Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID S. WICHMANN	Director and Chief Executive Officer (principal executive officer)	February 14, 2020
David S. Wichmann
/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 14, 2020
John F. Rex
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 14, 2020
Thomas E. Roos
*	Director	February 14, 2020
William C. Ballard, Jr.
*	Director	February 14, 2020
Richard T. Burke
*	Director	February 14, 2020
Timothy P. Flynn
*	Director	February 14, 2020
Stephen J. Hemsley
*	Director	February 14, 2020
Michele J. Hooper
*	Director	February 14, 2020
F. William McNabb III
*	Director	February 14, 2020
Valerie C. Montgomery Rice, M.D.
*	Director	February 14, 2020
John H. Noseworthy, M.D.
*	Director	February 14, 2020
Glenn M. Renwick
*	Director	February 14, 2020
Gail R. Wilensky, Ph.D.

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact