Form 10-Q
period 2020-03-31
UNITEDHEALTH GROUP INC
filed 2020-05-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2020, there were 948,379,502 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,569	$10,985
Short-term investments	2,876	3,260
Accounts receivable, net	14,613	11,822
Other current receivables, net	10,275	9,640
Assets under management	2,866	3,076
Prepaid expenses and other current assets	6,608	3,851
Total current assets	58,807	42,634
Long-term investments	36,578	37,209
Property, equipment and capitalized software, net	8,173	8,704
Goodwill	65,302	65,659
Other intangible assets, net	10,199	10,349
Other assets	10,008	9,334
Total assets	$189,067	$173,889
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$22,772	$21,690
Accounts payable and accrued liabilities	22,845	19,005
Short-term borrowings and current maturities of long-term debt	15,828	3,870
Unearned revenues	2,509	2,622
Other current liabilities	14,652	14,595
Total current liabilities	78,606	61,782
Long-term debt, less current maturities	35,779	36,808
Deferred income taxes	3,030	2,993
Other liabilities	10,048	10,144
Total liabilities	127,463	111,727
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	1,741	1,726
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 947 and 948 issued and outstanding	10	9
Additional paid-in capital	—	7
Retained earnings	62,327	61,178
Accumulated other comprehensive loss	(5,360)	(3,578)
Nonredeemable noncontrolling interests	2,886	2,820
Total equity	59,863	60,436
Total liabilities, redeemable noncontrolling interests and equity	$189,067	$173,889

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenues:
Premiums	$50,640	$47,513
Products	8,431	8,072
Services	4,985	4,318
Investment and other income	365	405
Total revenues	64,421	60,308
Operating costs:
Medical costs	41,000	38,939
Operating costs	10,015	8,517
Cost of products sold	7,687	7,381
Depreciation and amortization	723	639
Total operating costs	59,425	55,476
Earnings from operations	4,996	4,832
Interest expense	(437)	(400)
Earnings before income taxes	4,559	4,432
Provision for income taxes	(1,094)	(875)
Net earnings	3,465	3,557
Earnings attributable to noncontrolling interests	(83)	(90)
Net earnings attributable to UnitedHealth Group common shareholders	$3,382	$3,467
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.56	$3.62
Diluted	$3.52	$3.56
Basic weighted-average number of common shares outstanding	949	958
Dilutive effect of common share equivalents	13	17
Diluted weighted-average number of common shares outstanding	962	975
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	10	8

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net earnings	$3,465	$3,557
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(349)	520
Income tax effect	80	(119)
Total unrealized (losses) gains, net of tax	(269)	401
Gross reclassification adjustment for net realized (gains) losses included in net earnings	(18)	4
Income tax effect	4	(1)
Total reclassification adjustment, net of tax	(14)	3
Total foreign currency translation losses	(1,499)	(2)
Other comprehensive (loss) income	(1,782)	402
Comprehensive income	1,683	3,959
Comprehensive income attributable to noncontrolling interests	(83)	(90)
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,600	$3,869

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				3,382			59	3,441
Other comprehensive (loss) income					(283)	(1,499)		(1,782)
Issuances of common stock, and related tax effects	5	1	320					321
Share-based compensation			234					234
Common share repurchases	(6)	—	(510)	(1,181)				(1,691)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			(51)					(51)
Acquisition and other adjustments of nonredeemable noncontrolling interests							50	50
Distribution to nonredeemable noncontrolling interests							(43)	(43)
Balance at March 31, 2020	947	$10	$—	$62,327	$306	$(5,666)	$2,886	$59,863

Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				3,467			60	3,527
Other comprehensive income (loss)					404	(2)		402
Issuances of common stock, and related tax effects	5	—	56					56
Share-based compensation			239					239
Common share repurchases	(12)	—	(34)	(2,968)				(3,002)
Cash dividends paid on common shares ($0.90 per share)				(860)				(860)
Redeemable noncontrolling interests fair value and other adjustments			(152)					(152)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				132	23
Distribution to nonredeemable noncontrolling interests							(83)	(83)
Balance at March 31, 2019	953	$10	$—	$55,472	$140	$(3,898)	$2,727	$54,451
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities
Net earnings	$3,465	$3,557
Noncash items:
Depreciation and amortization	723	639
Deferred income taxes	202	134
Share-based compensation	231	243
Other, net	45	42
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,652)	(1,421)
Other assets	(4,249)	(1,495)
Medical costs payable	1,120	1,125
Accounts payable and other liabilities	4,137	318
Unearned revenues	(79)	92
Cash flows from operating activities	2,943	3,234
Investing activities
Purchases of investments	(3,866)	(3,540)
Sales of investments	2,170	1,510
Maturities of investments	1,726	1,711
Cash paid for acquisitions, net of cash assumed	(929)	(689)
Purchases of property, equipment and capitalized software	(469)	(562)
Other, net	(165)	154
Cash flows used for investing activities	(1,533)	(1,416)
Financing activities
Common share repurchases	(1,691)	(3,002)
Cash dividends paid	(1,024)	(860)
Proceeds from common stock issuances	557	323
Repayments of long-term debt	—	(1,250)
Proceeds from short-term borrowings, net	10,797	3,101
Customer funds administered	1,062	1,784
Other, net	(398)	(368)
Cash flows from (used for) financing activities	9,303	(272)
Effect of exchange rate changes on cash and cash equivalents	(129)	(5)
Increase in cash and cash equivalents	10,584	1,541
Cash and cash equivalents, beginning of period	10,985	10,866
Cash and cash equivalents, end of period	$21,569	$12,407

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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC (2019 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenue from Products
For the quarter ended March 31, 2020, the Company recognized revenue and cost of products sold for retail pharmacy co-payments related to its OptumRx business. Revenue recognized in prior periods related to retail pharmacy transactions excludes the member’s applicable co-payment. There was no impact on earnings from operations, net earnings, earnings per share or total equity.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (ASU 2016-13). ASU 2016-13 requires the use of the current expected credit loss impairment model to develop an estimate of expected credit losses for certain financial assets. ASU 2016-13 also requires expected credit losses on available-for-sale debt securities to be recognized through an allowance for credit losses and revises certain disclosure requirements. The Company adopted ASU 2016-13 on January 1, 2020 using a cumulative effect upon adoption approach. The adoption of ASU 2016-13 was immaterial to the Company’s consolidated balance sheet, results of operations, equity and cash flows.
Under the current expected credit loss impairment model, the Company evaluates an available-for-sale debt security for credit-related impairment by considering the present value of expected cash flows relative to a security’s amortized cost, the extent to which fair value is less than amortized cost, the financial condition and near-term prospects of the issuer and specific events or circumstances that may influence the operations of the issuer. Credit-related impairments are recorded as an allowance, with an offset to investment and other income. Non-credit related impairments are recorded through other comprehensive income. If the Company intends to sell an impaired security, or will likely be required to sell a security before recovery of the entire amortized cost, the entire impairment is included in net earnings.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,146	$183	$(1)	$3,328
State and municipal obligations	5,724	214	(20)	5,918
Corporate obligations	17,923	182	(411)	17,694
U.S. agency mortgage-backed securities	6,508	260	—	6,768
Non-U.S. agency mortgage-backed securities	1,932	28	(36)	1,924
Total debt securities - available-for-sale	35,233	867	(468)	35,632
Debt securities - held-to-maturity:
U.S. government and agency obligations	410	9	—	419
State and municipal obligations	31	2	—	33
Corporate obligations	284	—	(1)	283
Total debt securities - held-to-maturity	725	11	(1)	735
Total debt securities	$35,958	$878	$(469)	$36,367
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,502	$55	$(4)	$3,553
State and municipal obligations	5,680	251	(5)	5,926
Corporate obligations	17,910	343	(11)	18,242
U.S. agency mortgage-backed securities	6,425	109	(6)	6,528
Non-U.S. agency mortgage-backed securities	1,811	37	(3)	1,845
Total debt securities - available-for-sale	35,328	795	(29)	36,094
Debt securities - held-to-maturity:
U.S. government and agency obligations	402	2	—	404
State and municipal obligations	32	2	—	34
Corporate obligations	538	—	(1)	537
Total debt securities - held-to-maturity	972	4	(1)	975
Total debt securities	$36,300	$799	$(30)	$37,069

The Company held $1.7 billion and $2.0 billion of equity securities as of March 31, 2020 and December 31, 2019, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion of equity method investments in operating businesses in the health care sector as of March 31, 2020 and December 31, 2019. The allowance for credit losses on held-to-maturity securities at March 31, 2020 was not material.

The amortized cost and fair value of debt securities as of March 31, 2020, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,010	$3,011	$319	$320
Due after one year through five years	11,565	11,604	352	359
Due after five years through ten years	8,563	8,669	28	28
Due after ten years	3,655	3,656	26	28
U.S. agency mortgage-backed securities	6,508	6,768	—	—
Non-U.S. agency mortgage-backed securities	1,932	1,924	—	—
Total debt securities	$35,233	$35,632	$725	$735

The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$56	$(1)	$—	$—	$56	$(1)
State and municipal obligations	810	(20)	—	—	810	(20)
Corporate obligations	9,294	(382)	391	(29)	9,685	(411)
Non-U.S. agency mortgage-backed securities	841	(33)	30	(3)	871	(36)
Total debt securities - available-for-sale	$11,001	$(436)	$421	$(32)	$11,422	$(468)
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$616	$(4)	$—	$—	$616	$(4)
State and municipal obligations	440	(5)	—	—	440	(5)
Corporate obligations	1,903	(7)	740	(4)	2,643	(11)
U.S. agency mortgage-backed securities	657	(3)	333	(3)	990	(6)
Non-U.S. agency mortgage-backed securities	406	(3)	—	—	406	(3)
Total debt securities - available-for-sale	$4,022	$(22)	$1,073	$(7)	$5,095	$(29)

The Company’s unrealized losses from debt securities as of March 31, 2020 were generated from approximately 10,000 positions out of a total of 32,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, and the potential economic impacts of COVID-19 on the issuers, noting no significant credit deterioration since purchase. As of March 31, 2020, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2020 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2019 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2020
Cash and cash equivalents	$21,450	$119	$—	$21,569
Debt securities - available-for-sale:
U.S. government and agency obligations	3,143	185	—	3,328
State and municipal obligations	—	5,918	—	5,918
Corporate obligations	59	17,385	250	17,694
U.S. agency mortgage-backed securities	—	6,768	—	6,768
Non-U.S. agency mortgage-backed securities	—	1,924	—	1,924
Total debt securities - available-for-sale	3,202	32,180	250	35,632
Equity securities	1,394	19	—	1,413
Assets under management	937	1,890	39	2,866
Total assets at fair value	$26,983	$34,208	$289	$61,480
Percentage of total assets at fair value	44%	56%	—%	100%
December 31, 2019
Cash and cash equivalents	$10,837	$148	$—	$10,985
Debt securities - available-for-sale:
U.S. government and agency obligations	3,369	184	—	3,553
State and municipal obligations	—	5,926	—	5,926
Corporate obligations	70	17,923	249	18,242
U.S. agency mortgage-backed securities	—	6,528	—	6,528
Non-U.S. agency mortgage-backed securities	—	1,845	—	1,845
Total debt securities - available-for-sale	3,439	32,406	249	36,094
Equity securities	1,734	22	—	1,756
Assets under management	1,123	1,918	35	3,076
Total assets at fair value	$17,133	$34,494	$284	$51,911
Percentage of total assets at fair value	33%	66%	1%	100%

There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2020 or 2019.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2020
Debt securities - held-to-maturity	$556	$91	$88	$735	$725
Long-term debt and other financing obligations	$—	$45,272	$—	$45,272	$40,394
December 31, 2019
Debt securities - held-to-maturity	$541	$181	$253	$975	$972
Long-term debt and other financing obligations	$—	$45,078	$—	$45,078	$40,278

Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the three months ended March 31, 2020 or 2019.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2020	2019
Medical costs payable, beginning of period	$21,690	$19,891
Acquisitions	—	35
Reported medical costs:
Current year	41,580	39,239
Prior years	(580)	(300)
Total reported medical costs	41,000	38,939
Medical payments:
Payments for current year	(23,471)	(22,973)
Payments for prior years	(16,447)	(14,753)
Total medical payments	(39,918)	(37,726)
Medical costs payable, end of period	$22,772	$21,139

For the three months ended March 31, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. For the three months ended March 31, 2019, the prior years medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $14.3 billion and $13.8 billion at March 31, 2020 and December 31, 2019, respectively.

5.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	March 31, 2020			December 31, 2019
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,214	$1,213	$1,213	$400	$400	$400
Bank credit facilities	10,000	10,000	10,000	—	—	—
2.700% notes due July 2020	1,500	1,500	1,500	1,500	1,499	1,506
Floating rate notes due October 2020	300	300	296	300	300	300
3.875% notes due October 2020	450	452	452	450	450	455
1.950% notes due October 2020	900	899	900	900	899	900
4.700% notes due February 2021	400	406	407	400	403	410
2.125% notes due March 2021	750	749	750	750	749	753
Floating rate notes due June 2021	350	349	347	350	349	350
3.150% notes due June 2021	400	399	406	400	399	407
3.375% notes due November 2021	500	510	512	500	501	512
2.875% notes due December 2021	750	768	764	750	753	765
2.875% notes due March 2022	1,100	1,114	1,130	1,100	1,087	1,121
3.350% notes due July 2022	1,000	998	1,034	1,000	998	1,036
2.375% notes due October 2022	900	896	912	900	896	911
0.000% notes due November 2022	15	13	14	15	13	14
2.750% notes due February 2023	625	646	640	625	624	638
2.875% notes due March 2023	750	797	777	750	770	770
3.500% notes due June 2023	750	747	788	750	747	786
3.500% notes due February 2024	750	746	794	750	746	792
2.375% notes due August 2024	750	747	767	750	747	760
3.750% notes due July 2025	2,000	1,991	2,161	2,000	1,990	2,161
3.700% notes due December 2025	300	298	323	300	298	325
3.100% notes due March 2026	1,000	996	1,056	1,000	996	1,048
3.450% notes due January 2027	750	746	804	750	746	804
3.375% notes due April 2027	625	620	668	625	620	667
2.950% notes due October 2027	950	939	992	950	939	988
3.850% notes due June 2028	1,150	1,143	1,281	1,150	1,142	1,269
3.875% notes due December 2028	850	843	953	850	843	941
2.875% notes due August 2029	1,000	1,104	1,047	1,000	993	1,029
4.625% notes due July 2035	1,000	992	1,190	1,000	992	1,215
5.800% notes due March 2036	850	838	1,107	850	838	1,129
6.500% notes due June 2037	500	492	691	500	492	712
6.625% notes due November 2037	650	641	910	650	641	940
6.875% notes due February 2038	1,100	1,077	1,613	1,100	1,076	1,631
3.500% notes due August 2039	1,250	1,241	1,348	1,250	1,241	1,313
5.700% notes due October 2040	300	296	405	300	296	396
5.950% notes due February 2041	350	345	484	350	345	475
4.625% notes due November 2041	600	589	742	600	589	716
4.375% notes due March 2042	502	484	601	502	484	580
3.950% notes due October 2042	625	608	711	625	607	688
4.250% notes due March 2043	750	735	885	750	735	856
4.750% notes due July 2045	2,000	1,973	2,547	2,000	1,973	2,463
4.200% notes due January 2047	750	738	881	750	738	861
4.250% notes due April 2047	725	717	853	725	717	839
3.750% notes due October 2047	950	934	1,050	950	934	1,023
4.250% notes due June 2048	1,350	1,330	1,592	1,350	1,330	1,569
4.450% notes due December 2048	1,100	1,086	1,333	1,100	1,086	1,316
3.700% notes due August 2049	1,250	1,235	1,385	1,250	1,235	1,344
3.875% notes due August 2059	1,250	1,229	1,372	1,250	1,228	1,350
Total short-term borrowings and long-term debt	$50,631	$50,509	$55,388	$39,817	$39,474	$44,234

The Company’s long-term debt obligations also included $1.1 billion and $1.2 billion of other financing obligations, of which $309 million and $322 million were classified as current as of March 31, 2020 and December 31, 2019, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2020, the Company’s outstanding commercial paper had a weighted average annual interest rate of 2.4%.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2024, December 2022 and December 2020, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2020, the Company had drawn $1.8 billion, $4.4 billion and $3.8 billion at annual interest rates of 1.6%, 1.6% and 1.7% on its $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities, respectively.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of March 31, 2020.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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

7.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2019 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenues - unaffiliated customers:
Premiums	$48,593	$2,047	$—	$—	$—	$2,047	$—	$50,640
Products	—	9	29	8,393	—	8,431	—	8,431
Services	2,278	1,548	891	268	—	2,707	—	4,985
Total revenues - unaffiliated customers	50,871	3,604	920	8,661	—	13,185	—	64,056
Total revenues - affiliated customers	—	5,452	1,562	12,876	(404)	19,486	(19,486)	—
Investment and other income	197	136	12	20	—	168	—	365
Total revenues	$51,068	$9,192	$2,494	$21,557	$(404)	$32,839	$(19,486)	$64,421
Earnings from operations	$2,888	$712	$536	$860	$—	$2,108	$—	$4,996
Interest expense	—	—	—	—	—	—	(437)	(437)
Earnings before income taxes	$2,888	$712	$536	$860	$—	$2,108	$(437)	$4,559
Three Months Ended March 31, 2019
Revenues - unaffiliated customers:
Premiums	$46,501	$1,012	$—	$—	$—	$1,012	$—	$47,513
Products	—	8	23	8,041	—	8,072	—	8,072
Services	2,141	1,274	754	149	—	2,177	—	4,318
Total revenues - unaffiliated customers	48,642	2,294	777	8,190	—	11,261	—	59,903
Total revenues - affiliated customers	—	4,287	1,407	9,613	(359)	14,948	(14,948)	—
Investment and other income	254	132	5	14	—	151	—	405
Total revenues	$48,896	$6,713	$2,189	$17,817	$(359)	$26,360	$(14,948)	$60,308
Earnings from operations	$2,954	$626	$432	$820	$—	$1,878	$—	$4,832
Interest expense	—	—	—	—	—	—	(400)	(400)
Earnings before income taxes	$2,954	$626	$432	$820	$—	$1,878	$(400)	$4,432

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2019 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2019 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K and additional information on our segments can be found in this Item 2 and in Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
COVID-19 Trends and Uncertainties
The COVID-19 pandemic is rapidly evolving and the ultimate impact on our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. For additional information regarding risks and uncertainties relating to COVID-19, see “Risk Factors” in Part II, Item 1A of this report. Specific trends and uncertainties related to our two business platforms are as follows:
UnitedHealthcare. We have expanded benefit coverage in areas such as COVID-19 testing and treatment, telemedicine, and pharmacy benefits; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and began accelerating payments to care providers, all with the aim of assisting our customers, providers and members in addressing the COVID-19 crisis. Potential economic costs, including cost of care and loss of commercial membership due to higher rates of unemployment, may initially be more than offset by temporary deferrals of elective care and increased membership in Medicaid and individual programs. Following the crisis, consumer demand for care is expected to return, resulting in potentially increased future medical costs. Depending on the pacing and intensity of the virus, as well as the duration of policies and initiatives to address COVID-19, such as stay-at-home and social distancing guidelines, the ultimate impact is uncertain.
Optum. The reduction of elective and routine procedures also impacts the Optum business. For example, most traditional procedure work at our ambulatory surgery centers has been postponed, while our capitated care delivery businesses have experienced lower care demand. COVID-19 will also continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. The impact of COVID-19 on our care provider and payer clients could impact the volume and types of services that Optum provides, as well as the pacing of potential new business opportunities. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 is uncertain.

Business Trends
Our businesses participate in the United States, South American and certain other international health markets. Overall spending on health care is impacted by inflation; utilization; medical technology and pharmaceutical advancement; regulatory requirements; demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions, such as the economic impact of COVID-19, and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including any impact from the Health Insurance Tax. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes. Pricing for contracts that cover some portion of calendar year 2021 will reflect the permanent repeal of the Health Insurance Tax.
Government programs in the public and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care. The uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which could result in increased variability to medical cost reserve development in future periods.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of regulatory trends and uncertainties. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Part 1, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K and “Risk Factors” in Part II, Item 1A of this report.
Medicare Advantage Rates. Final 2021 Medicare Advantage rates resulted in an increase in industry base rates of approximately 1.7%, short of the industry forward medical cost trend, creating continued pressure in the Medicare Advantage program.
Affordable Care Act (ACA) Tax. After a moratorium in 2019, the industry-wide amount of the Health Insurance Tax for 2020, which is primarily borne by customers, is $15.5 billion, with our portion being approximately $3.0 billion. The return of the tax impacts year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations. The ACA Tax was permanently repealed by Congress, effective January 1, 2021.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2020 year-over-year operating comparisons to first quarter 2019.

•	Consolidated revenues grew 7%, UnitedHealthcare revenues grew 4% and Optum revenues grew 25%.

•	UnitedHealthcare served 670,000 fewer people domestically primarily due to expected attrition in commercial group and the proactive withdrawal from a Medicaid market.

•	Consolidated earnings from operations increased 3%, including a decrease of 2% at UnitedHealthcare and an increase of 12% at Optum.

•	Diluted earnings per common share decreased 1% to $3.52.

•	Cash flows from operations for the three months ended March 31, 2020 were $2.9 billion.

•	Return on equity was 23.6%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	2020 vs. 2019
Revenues:
Premiums	$50,640	$47,513	$3,127	7%
Products	8,431	8,072	359	4
Services	4,985	4,318	667	15
Investment and other income	365	405	(40)	(10)
Total revenues	64,421	60,308	4,113	7
Operating costs:
Medical costs	41,000	38,939	2,061	5
Operating costs	10,015	8,517	1,498	18
Cost of products sold	7,687	7,381	306	4
Depreciation and amortization	723	639	84	13
Total operating costs	59,425	55,476	3,949	7
Earnings from operations	4,996	4,832	164	3
Interest expense	(437)	(400)	(37)	9
Earnings before income taxes	4,559	4,432	127	3
Provision for income taxes	(1,094)	(875)	(219)	25
Net earnings	3,465	3,557	(92)	(3)
Earnings attributable to noncontrolling interests	(83)	(90)	7	(8)
Net earnings attributable to UnitedHealth Group common shareholders	$3,382	$3,467	$(85)	(2)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.52	$3.56	$(0.04)	(1)%
Medical care ratio (a)	81.0%	82.0%	(1.0)%
Operating cost ratio	15.5	14.1	1.4
Operating margin	7.8	8.0	(0.2)
Tax rate	24.0	19.7	4.3
Net earnings margin (b)	5.2	5.7	(0.5)
Return on equity (c)	23.6%	26.8%	(3.2)%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Net earnings margin attributable to UnitedHealth Group shareholders.

(c)
Return on equity is calculated as annualized net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the quarters in the year presented.

2020 RESULTS OF OPERATIONS COMPARED TO 2019 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage; pricing trends; and acquisition and organic growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery.
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare Advantage, medical cost trends and calendar day impacts, partially offset by decreased people served in Medicaid due to a proactive market withdrawal and increased prior year favorable medical cost development. The MCR decreased primarily due to the revenue effects of the return of the Health Insurance Tax, partially offset by calendar day impacts.
Operating Cost Ratio
The operating cost ratio increased primarily due to the impact of the return of the Health Insurance Tax and changes in business mix, partially offset by effective operating cost management.

Income Tax Rate
Our effective tax rate increased primarily due to the impact of the return of the nondeductible Health Insurance Tax.
Reportable Segments
See Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including individuals served by UnitedHealthcare by major market segment and funding arrangement, people served by OptumHealth and adjusted scripts for OptumRx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, customer penetration and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019
Revenues
UnitedHealthcare	$51,068	$48,896	$2,172	4%
OptumHealth	9,192	6,713	2,479	37
OptumInsight	2,494	2,189	305	14
OptumRx	21,557	17,817	3,740	21
Optum eliminations	(404)	(359)	(45)	13
Optum	32,839	26,360	6,479	25
Eliminations	(19,486)	(14,948)	(4,538)	30
Consolidated revenues	$64,421	$60,308	$4,113	7%
Earnings from operations
UnitedHealthcare	$2,888	$2,954	$(66)	(2)%
OptumHealth	712	626	86	14
OptumInsight	536	432	104	24
OptumRx	860	820	40	5
Optum	2,108	1,878	230	12
Consolidated earnings from operations	$4,996	$4,832	$164	3%
Operating margin
UnitedHealthcare	5.7%	6.0%	(0.3)%
OptumHealth	7.7	9.3	(1.6)
OptumInsight	21.5	19.7	1.8
OptumRx	4.0	4.6	(0.6)
Optum	6.4	7.1	(0.7)
Consolidated operating margin	7.8%	8.0%	(0.2)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019
UnitedHealthcare Employer & Individual	$14,280	$14,084	$196	1%
UnitedHealthcare Medicare & Retirement	23,152	21,096	2,056	10
UnitedHealthcare Community & State	11,453	11,182	271	2
UnitedHealthcare Global	2,183	2,534	(351)	(14)
Total UnitedHealthcare revenues	$51,068	$48,896	$2,172	4%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2020	2019	2020 vs. 2019
Commercial:
Risk-based	8,215	8,340	(125)	(1)%
Fee-based	18,825	19,175	(350)	(2)
Total commercial	27,040	27,515	(475)	(2)
Medicare Advantage	5,575	5,165	410	8
Medicaid	5,880	6,425	(545)	(8)
Medicare Supplement (Standardized)	4,440	4,500	(60)	(1)
Total public and senior	15,895	16,090	(195)	(1)
Total UnitedHealthcare - domestic medical	42,935	43,605	(670)	(2)
International	5,605	6,125	(520)	(8)
Total UnitedHealthcare - medical	48,540	49,730	(1,190)	(2)%
Supplemental Data:
Medicare Part D stand-alone	4,150	4,480	(330)	(7)%
Fee-based and risk-based commercial business decreased primarily due to expected attrition. Medicare Advantage increased due to growth in people served through individual Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by the proactive withdrawal from a market as well as by states managing eligibility, partially offset by increases in Dual Special Needs Plans. The decrease in people served internationally is a result of our continued affordability efforts and underwriting discipline.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage, a greater mix of people with higher acuity needs and the return of the Health Insurance Tax, partially offset by a decrease in the number of individuals served through the commercial and Medicaid businesses. Earnings from operations decreased primarily due to the return of the Health Insurance Tax and calendar day impacts, partially offset by the factors impacting revenue.
Optum
Total revenues and earnings from operations increased as each segment reported increased revenues and earnings from operations as a result of productivity and overall cost management initiatives in addition to the factors discussed below.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth primarily due to acquisitions and organic growth in care delivery. OptumHealth served approximately 96 million people as of March 31, 2020 compared to 93 million people as of March 31, 2019.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic growth and acquisitions in managed services.
OptumRx
Revenue at OptumRx and the corresponding eliminations increased due to the inclusion of retail pharmacy co-payments. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail. Revenue at OptumRx also increased due to organic and acquisition growth in specialty pharmacy and new client wins, partially offset by an expected large client transition. Earnings from operations increased primarily due to improved supply chain management. OptumRx fulfilled 339 million adjusted scripts in the first quarter of 2020 and 2019, with organic growth in adjusted scripts being offset by the expected large client transition.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2020	2019	2020 vs. 2019
Sources of cash:
Cash provided by operating activities	$2,943	$3,234	$(291)
Issuances of short-term borrowings and long-term debt, net of repayments	10,797	1,851	8,946
Proceeds from common stock issuances	557	323	234
Customer funds administered	1,062	1,784	(722)
Sales and maturities of investments, net of purchases	30	—	30
Total sources of cash	15,389	7,192
Uses of cash:
Common stock repurchases	(1,691)	(3,002)	1,311
Cash paid for acquisitions, net of cash assumed	(929)	(689)	(240)
Purchases of investments, net of sales and maturities	—	(319)	319
Purchases of property, equipment and capitalized software	(469)	(562)	93
Cash dividends paid	(1,024)	(860)	(164)
Other	(563)	(214)	(349)
Total uses of cash	(4,676)	(5,646)
Effect of exchange rate changes on cash and cash equivalents	(129)	(5)	(124)
Net increase in cash and cash equivalents	$10,584	$1,541	$9,043
2020 Cash Flows Compared to 2019 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased short-term borrowings and decreased common stock repurchases, partially offset by a decrease in customer funds administered.
Financial Condition
As of March 31, 2020, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $58.9 billion included approximately $21.6 billion of cash and cash equivalents (of which $10.9 billion was available for general corporate use), $35.6 billion of debt securities and $1.7 billion of investments in equity securities. Cash available for general corporate use was intentionally higher than previous periods as a prudent response to more volatile financial markets. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.5 years and a weighted-average credit rating of “Double A” as of March 31, 2020. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2020, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 44%.

Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2020 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A	Stable	A-	Positive
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1	n/a
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and economic and market conditions, including the impacts of COVID-19 and related governmental market stabilization programs. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital.
Share Repurchase Program. During the three months ended March 31, 2020, we repurchased 6 million shares at an average price of $271.32 per share. As of March 31, 2020, we had Board authorization to purchase up to 66 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $4.32 per share.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2019 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2019 was disclosed in our 2019 10-K. During the three months ended March 31, 2020, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2019 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2019 10-K.

FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic; our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; cyber-attacks, other privacy/data security incidents, or our failure to comply with related regulations; risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures; changes in or challenges to our public sector contract awards; our ability to contract on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of strategic transactions; fluctuations in foreign currency exchange rates; downgrades in our credit ratings; our investment portfolio performance; impairment of our goodwill and intangible assets; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock. This above list is not exhaustive. We discuss these matters, and certain risks that may affect our business operations, financial condition and results of operations more fully in our filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by law.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2020 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2020
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$491	$404	$(2,514)	$(6,673)
1	246	202	(1,250)	(3,628)
(1)	(160)	(202)	784	3,735
(2)	(160)	(267)	877	4,694

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2020, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or the full 200 basis point reduction in interest expense, as the rate cannot fall below zero.

(b)
As of March 31, 2020, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 100 and 200 basis point reduction.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2019 10-K and in this Item 1A, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no other material changes to the risk factors disclosed in our 2019 10-K except that we have added the following risk factor to provide details on our risks associated with COVID-19:
We are subject to risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance.
The rapidly developing COVID-19 global health crisis is having major impacts on health systems, businesses, governments and customer and consumer activities. UnitedHealth Group continues to mobilize the full strength of its resources to deliver the best care for patients, support for its members and care provider partners, and deliver innovative solutions and support for the communities we serve and the entire health system. The impact to our business is primarily dependent upon the ultimate pacing, intensity and duration of the crisis, factors which we cannot predict at this time. These factors will drive the related treatment, testing, coverage and other services we provide for the people we serve. The health system has recently experienced deferrals of elective care, which impacts both the UnitedHealthcare and Optum businesses through decreased utilization of health care services. As the crisis abates, we may experience an increase in medical care costs as people seek care which was deferred during the pandemic and individuals with chronic conditions may require additional care needs resulting from missed treatments. There can be no assurance that the premiums and fees we charge will be sufficient to cover the medical and administrative costs associated with COVID-19. In addition, we may experience reduced demand for certain services Optum provides to care providers and health plans as a result of reduced clinical and claims activity and changes in business priorities resulting from COVID-19. We cannot at this time measure the impact or duration of changing customer, consumer and member behavior to our overall business.
Governmental policies and initiatives to address COVID-19 have resulted in our customers having to close or severely curtail their operations. Among other impacts, we may experience loss of commercial membership due to customer reductions in workforce and an adverse impact on the timing and collectability of premium payments. In addition, governments have modified, and may continue to modify, regulatory standards around various aspects of health care in response to COVID-19, and these rapidly changing standards may create challenges for us to ensure timely compliance and meet various contractual obligations.
Disruptions in public and private infrastructure, including supply chains providing medical supplies and pharmaceutical products, could adversely disrupt our business operations. Additionally, the enactment of emergency powers by governments could disrupt our business operations, including restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
We have transitioned a significant number of our team members to at-home work environments in an effort to mitigate the spread of COVID-19. This transition may increase our operating costs and effectiveness, including our ability to maintain service levels and ratings, and exacerbate certain risks to our business, including demand for information technology resources, increased vulnerabilities to cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or our members.
The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs.
Because of the unknown pacing, intensity and duration of this pandemic, we cannot predict the impact of its ultimate disruption to business activities, its employment and economic effects, its near and long-term impacts on the patterns of care and services across the healthcare system, or the ultimate resulting impact on our business, results of operations, financial position or cash flows.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the first quarter 2020, we repurchased approximately 6 million shares at an average price of $271.32 per share. As of March 31, 2020, we had Board authorization to purchase up to 66 million shares of our common stock.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	May 6, 2020
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 6, 2020
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 6, 2020
Thomas E. Roos