Form 10-Q
period 2020-06-30
UNITEDHEALTH GROUP INC
filed 2020-08-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 30, 2020, there were 950,335,762 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1. FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$22,327	$10,985
Short-term investments	3,266	3,260
Accounts receivable, net	12,546	11,822
Other current receivables, net	11,430	9,640
Assets under management	3,417	3,076
Prepaid expenses and other current assets	5,932	3,851
Total current assets	58,918	42,634
Long-term investments	36,778	37,209
Property, equipment and capitalized software, net	8,126	8,704
Goodwill	67,872	65,659
Other intangible assets, net	10,552	10,349
Other assets	10,237	9,334
Total assets	$192,483	$173,889
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$19,200	$21,690
Accounts payable and accrued liabilities	25,423	19,005
Short-term borrowings and current maturities of long-term debt	6,156	3,870
Unearned revenues	2,299	2,622
Other current liabilities	16,805	14,595
Total current liabilities	69,883	61,782
Long-term debt, less current maturities	39,901	36,808
Deferred income taxes	3,286	2,993
Other liabilities	11,056	10,144
Total liabilities	124,126	111,727
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,842	1,726
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 950 and 948 issued and outstanding	10	9
Additional paid-in capital	388	7
Retained earnings	67,776	61,178
Accumulated other comprehensive loss	(4,550)	(3,578)
Nonredeemable noncontrolling interests	2,891	2,820
Total equity	66,515	60,436
Total liabilities, redeemable noncontrolling interests and equity	$192,483	$173,889
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues:
Premiums	$49,394	$47,164	$100,034	$94,677
Products	8,247	8,353	16,678	16,425
Services	4,156	4,496	9,141	8,814
Investment and other income	341	582	706	987
Total revenues	62,138	60,595	126,559	120,903
Operating costs:
Medical costs	34,678	39,184	75,678	78,123
Operating costs	10,001	8,415	20,016	16,932
Cost of products sold	7,501	7,598	15,188	14,979
Depreciation and amortization	717	654	1,440	1,293
Total operating costs	52,897	55,851	112,322	111,327
Earnings from operations	9,241	4,744	14,237	9,576
Interest expense	(430)	(418)	(867)	(818)
Earnings before income taxes	8,811	4,326	13,370	8,758
Provision for income taxes	(2,115)	(941)	(3,209)	(1,816)
Net earnings	6,696	3,385	10,161	6,942
Earnings attributable to noncontrolling interests	(59)	(92)	(142)	(182)
Net earnings attributable to UnitedHealth Group common shareholders	6,637	3,293	$10,019	$6,760
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.99	$3.47	$10.56	$7.09
Diluted	$6.91	$3.42	$10.43	$6.97
Basic weighted-average number of common shares outstanding	949	950	949	954
Dilutive effect of common share equivalents	11	14	12	16
Diluted weighted-average number of common shares outstanding	960	964	961	970
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	11	11	11	9
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net earnings	$6,696	$3,385	$10,161	$6,942
Other comprehensive income (loss):
Gross unrealized gains on investment securities during the period	1,120	493	771	1,013
Income tax effect	(257)	(113)	(177)	(232)
Total unrealized gains, net of tax	863	380	594	781
Gross reclassification adjustment for net realized gains included in net earnings	(11)	(5)	(29)	(1)
Income tax effect	3	1	7	—
Total reclassification adjustment, net of tax	(8)	(4)	(22)	(1)
Total foreign currency translation (losses) gains	(45)	109	(1,544)	107
Other comprehensive income (loss)	810	485	(972)	887
Comprehensive income	7,506	3,870	9,189	7,829
Comprehensive income attributable to noncontrolling interests	(59)	(92)	(142)	(182)
Comprehensive income attributable to UnitedHealth Group common shareholders	$7,447	$3,778	$9,047	$7,647
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30,	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2020	947	$10	$—	$62,327	$306	$(5,666)	$2,886	$59,863
Net earnings				6,637			38	6,675
Other comprehensive income (loss)					855	(45)		810
Issuances of common stock, and related tax effects	3	—	287					287
Share-based compensation			144					144
Common share repurchases	—	—	—	—				—
Cash dividends paid on common shares ($1.25 per share)				(1,188)				(1,188)
Redeemable noncontrolling interests fair value and other adjustments			(43)					(43)
Distribution to nonredeemable noncontrolling interests							(33)	(33)
Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515

Balance at March 31, 2019	953	$10	$—	$55,472	$140	$(3,898)	$2,727	$54,451
Net earnings				3,293			54	3,347
Other comprehensive income					376	109		485
Issuances of common stock, and related tax effects	1	—	105					105
Share-based compensation			152					152
Common share repurchases	(6)	(1)	(124)	(1,374)				(1,499)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			(133)					(133)
Acquisition and other adjustments of nonredeemable noncontrolling interests							32	32
Distribution to nonredeemable noncontrolling interests							(62)	(62)
Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30,	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				10,019			97	10,116
Other comprehensive income (loss)					572	(1,544)		(972)
Issuances of common stock, and related tax effects	8	1	607					608
Share-based compensation			378					378
Common share repurchases	(6)	—	(510)	(1,181)				(1,691)
Cash dividends paid on common shares ($2.33 per share)				(2,212)				(2,212)
Redeemable noncontrolling interests fair value and other adjustments			(94)					(94)
Acquisition and other adjustments of nonredeemable noncontrolling interests							50	50
Distribution to nonredeemable noncontrolling interests							(76)	(76)
Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515

Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				6,760			114	6,874
Other comprehensive income					780	107		887
Issuances of common stock, and related tax effects	6	—	161					161
Share-based compensation			391					391
Common share repurchases	(18)	(1)	(158)	(4,342)				(4,501)
Cash dividends paid on common shares ($1.98 per share)				(1,884)				(1,884)
Redeemable noncontrolling interests fair value and other adjustments			(285)					(285)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				164	55
Distribution to nonredeemable noncontrolling interests							(145)	(145)
Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities
Net earnings	$10,161	$6,942
Noncash items:
Depreciation and amortization	1,440	1,293
Deferred income taxes	114	195
Share-based compensation	388	398
Other, net	124	(127)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(439)	2,196
Other assets	(3,784)	(1,774)
Medical costs payable	(2,353)	447
Accounts payable and other liabilities	7,591	(33)
Unearned revenues	(296)	(429)
Cash flows from operating activities	12,946	9,108
Investing activities
Purchases of investments	(6,412)	(7,649)
Sales of investments	3,548	2,680
Maturities of investments	3,437	3,315
Cash paid for acquisitions, net of cash assumed	(3,952)	(4,751)
Purchases of property, equipment and capitalized software	(920)	(977)
Other, net	(186)	504
Cash flows used for investing activities	(4,485)	(6,878)
Financing activities
Common share repurchases	(1,691)	(4,501)
Cash dividends paid	(2,212)	(1,884)
Proceeds from common stock issuances	870	448
Repayments of long-term debt	—	(1,250)
Proceeds from short-term borrowings, net	351	6,924
Proceeds from issuance of long-term debt	4,864	—
Customer funds administered	1,263	1,435
Other, net	(421)	(529)
Cash flows from financing activities	3,024	643
Effect of exchange rate changes on cash and cash equivalents	(143)	6
Increase in cash and cash equivalents	11,342	2,879
Cash and cash equivalents, beginning of period	10,985	10,866
Cash and cash equivalents, end of period	$22,327	$13,745
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
Revenue from Products
For the three and six months ended June 30, 2020, the Company recognized revenue and cost of products sold for retail pharmacy co-payments related to its OptumRx business. Revenue recognized in prior periods related to retail pharmacy transactions excludes the member’s applicable co-payment. There was no impact on earnings from operations, net earnings, earnings per share or total equity.
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

2. Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,402	$178	$—	$3,580
State and municipal obligations	5,872	330	(3)	6,199
Corporate obligations	17,324	728	(68)	17,984
U.S. agency mortgage-backed securities	6,005	274	—	6,279
Non-U.S. agency mortgage-backed securities	1,875	83	(14)	1,944
Total debt securities - available-for-sale	34,478	1,593	(85)	35,986
Debt securities - held-to-maturity:
U.S. government and agency obligations	421	8	—	429
State and municipal obligations	31	2	—	33
Corporate obligations	285	—	—	285
Total debt securities - held-to-maturity	737	10	—	747
Total debt securities	$35,215	$1,603	$(85)	$36,733
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,502	$55	$(4)	$3,553
State and municipal obligations	5,680	251	(5)	5,926
Corporate obligations	17,910	343	(11)	18,242
U.S. agency mortgage-backed securities	6,425	109	(6)	6,528
Non-U.S. agency mortgage-backed securities	1,811	37	(3)	1,845
Total debt securities - available-for-sale	35,328	795	(29)	36,094
Debt securities - held-to-maturity:
U.S. government and agency obligations	402	2	—	404
State and municipal obligations	32	2	—	34
Corporate obligations	538	—	(1)	537
Total debt securities - held-to-maturity	972	4	(1)	975
Total debt securities	$36,300	$799	$(30)	$37,069
The Company held $2.0 billion of equity securities as of June 30, 2020 and December 31, 2019. The Company’s investments in equity securities primarily consist of employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion of equity method investments in operating businesses in the health care sector as of June 30, 2020 and December 31, 2019. The allowance for credit losses on held-to-maturity securities at June 30, 2020 was not material.

The amortized cost and fair value of debt securities as of June 30, 2020, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,414	$3,433	$429	$429
Due after one year through five years	10,974	11,365	255	261
Due after five years through ten years	8,481	9,083	31	33
Due after ten years	3,729	3,882	22	24
U.S. agency mortgage-backed securities	6,005	6,279	—	—
Non-U.S. agency mortgage-backed securities	1,875	1,944	—	—
Total debt securities	$34,478	$35,986	$737	$747
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
Debt securities - available-for-sale:
State and municipal obligations	$284	$(3)	$—	$—	$284	$(3)
Corporate obligations	1,908	(58)	375	(10)	2,283	(68)
Non-U.S. agency mortgage-backed securities	249	(12)	42	(2)	291	(14)
Total debt securities - available-for-sale	$2,441	$(73)	$417	$(12)	$2,858	$(85)
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$616	$(4)	$—	$—	$616	$(4)
State and municipal obligations	440	(5)	—	—	440	(5)
Corporate obligations	1,903	(7)	740	(4)	2,643	(11)
U.S. agency mortgage-backed securities	657	(3)	333	(3)	990	(6)
Non-U.S. agency mortgage-backed securities	406	(3)	—	—	406	(3)
Total debt securities - available-for-sale	$4,022	$(22)	$1,073	$(7)	$5,095	$(29)
The Company’s unrealized losses from debt securities as of June 30, 2020 were generated from approximately 3,000 positions out of a total of 31,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, and the potential economic impacts of COVID-19 on the issuers, noting no significant credit deterioration since purchase. As of June 30, 2020, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2020 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2020
Cash and cash equivalents	$22,215	$112	$—	$22,327
Debt securities - available-for-sale:
U.S. government and agency obligations	3,419	161	—	3,580
State and municipal obligations	—	6,199	—	6,199
Corporate obligations	63	17,654	267	17,984
U.S. agency mortgage-backed securities	—	6,279	—	6,279
Non-U.S. agency mortgage-backed securities	—	1,944	—	1,944
Total debt securities - available-for-sale	3,482	32,237	267	35,986
Equity securities	1,530	23	—	1,553
Assets under management	1,441	1,932	44	3,417
Total assets at fair value	$28,668	$34,304	$311	$63,283
Percentage of total assets at fair value	45%	54%	1%	100%
December 31, 2019
Cash and cash equivalents	$10,837	$148	$—	$10,985
Debt securities - available-for-sale:
U.S. government and agency obligations	3,369	184	—	3,553
State and municipal obligations	—	5,926	—	5,926
Corporate obligations	70	17,923	249	18,242
U.S. agency mortgage-backed securities	—	6,528	—	6,528
Non-U.S. agency mortgage-backed securities	—	1,845	—	1,845
Total debt securities - available-for-sale	3,439	32,406	249	36,094
Equity securities	1,734	22	—	1,756
Assets under management	1,123	1,918	35	3,076
Total assets at fair value	$17,133	$34,494	$284	$51,911
Percentage of total assets at fair value	33%	66%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2020 or 2019.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2020
Debt securities - held-to-maturity	$566	$96	$85	$747	$737
Long-term debt and other financing obligations	$—	$53,119	$—	$53,119	$45,284
December 31, 2019
Debt securities - held-to-maturity	$541	$181	$253	$975	$972
Long-term debt and other financing obligations	$—	$45,078	$—	$45,078	$40,278
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the six months ended June 30, 2020 or 2019.
4. Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2020	2019
Medical costs payable, beginning of period	$21,690	$19,891
Acquisitions	41	522
Reported medical costs:
Current year	76,338	78,523
Prior years	(660)	(400)
Total reported medical costs	75,678	78,123
Medical payments:
Payments for current year	(59,482)	(60,707)
Payments for prior years	(18,727)	(16,922)
Total medical payments	(78,209)	(77,629)
Medical costs payable, end of period	$19,200	$20,907
For the six months ended June 30, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. For the six months ended June 30, 2019, the prior years medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $13.7 billion and $13.8 billion at June 30, 2020 and December 31, 2019, respectively.

5. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	June 30, 2020			December 31, 2019
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$773	$773	$773	$400	$400	$400
2.700% notes due July 2020	1,500	1,500	1,501	1,500	1,499	1,506
Floating rate notes due October 2020	300	300	300	300	300	300
3.875% notes due October 2020	450	452	451	450	450	455
1.950% notes due October 2020	900	900	904	900	899	900
4.700% notes due February 2021	400	405	406	400	403	410
2.125% notes due March 2021	750	749	759	750	749	753
Floating rate notes due June 2021	350	350	350	350	349	350
3.150% notes due June 2021	400	399	411	400	399	407
3.375% notes due November 2021	500	511	517	500	501	512
2.875% notes due December 2021	750	768	778	750	753	765
2.875% notes due March 2022	1,100	1,117	1,139	1,100	1,087	1,121
3.350% notes due July 2022	1,000	998	1,061	1,000	998	1,036
2.375% notes due October 2022	900	897	942	900	896	911
0.000% notes due November 2022	15	13	14	15	13	14
2.750% notes due February 2023	625	648	659	625	624	638
2.875% notes due March 2023	750	798	799	750	770	770
3.500% notes due June 2023	750	748	817	750	747	786
3.500% notes due February 2024	750	746	825	750	746	792
2.375% notes due August 2024	750	747	801	750	747	760
3.750% notes due July 2025	2,000	1,991	2,279	2,000	1,990	2,161
3.700% notes due December 2025	300	298	344	300	298	325
1.250% notes due January 2026	500	496	509	—	—	—
3.100% notes due March 2026	1,000	996	1,116	1,000	996	1,048
3.450% notes due January 2027	750	746	855	750	746	804
3.375% notes due April 2027	625	620	712	625	620	667
2.950% notes due October 2027	950	940	1,060	950	939	988
3.850% notes due June 2028	1,150	1,143	1,360	1,150	1,142	1,269
3.875% notes due December 2028	850	843	1,017	850	843	941
2.875% notes due August 2029	1,000	1,111	1,116	1,000	993	1,029
2.000% notes due May 2030	1,250	1,233	1,309	—	—	—
4.625% notes due July 2035	1,000	992	1,308	1,000	992	1,215
5.800% notes due March 2036	850	838	1,202	850	838	1,129
6.500% notes due June 2037	500	492	761	500	492	712
6.625% notes due November 2037	650	641	994	650	641	940
6.875% notes due February 2038	1,100	1,077	1,713	1,100	1,076	1,631
3.500% notes due August 2039	1,250	1,241	1,454	1,250	1,241	1,313
2.750% notes due May 2040	1,000	963	1,071	—	—	—
5.700% notes due October 2040	300	296	438	300	296	396
5.950% notes due February 2041	350	345	521	350	345	475
4.625% notes due November 2041	600	589	787	600	589	716
4.375% notes due March 2042	502	484	642	502	484	580
3.950% notes due October 2042	625	608	749	625	607	688
4.250% notes due March 2043	750	735	938	750	735	856
4.750% notes due July 2045	2,000	1,973	2,694	2,000	1,973	2,463
4.200% notes due January 2047	750	738	951	750	738	861
4.250% notes due April 2047	725	717	931	725	717	839
3.750% notes due October 2047	950	934	1,134	950	934	1,023
4.250% notes due June 2048	1,350	1,330	1,726	1,350	1,330	1,569
4.450% notes due December 2048	1,100	1,086	1,440	1,100	1,086	1,316
3.700% notes due August 2049	1,250	1,235	1,479	1,250	1,235	1,344
2.900% notes due May 2050	1,250	1,208	1,320	—	—	—
3.875% notes due August 2059	1,250	1,228	1,531	1,250	1,228	1,350
3.125% notes due May 2060	1,000	967	1,072	—	—	—
Total short-term borrowings and long-term debt	$45,190	$44,953	$52,740	$39,817	$39,474	$44,234

The Company’s long-term debt obligations also included $1.1 billion and $1.2 billion of other financing obligations, of which $328 million and $322 million were classified as current as of June 30, 2020 and December 31, 2019, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2020, the Company’s outstanding commercial paper had a weighted average annual interest rate of 0.3%.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2024, December 2022 and December 2020, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of June 30, 2020, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of June 30, 2020, annual interest rates would have ranged from 0.8% to 1.1%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of June 30, 2020.
6. Dividends
In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share, which the Company had paid since June 2019. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2020 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 24	$1.08	$1,024
June 30	$1.25	1,188
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
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenues - unaffiliated customers:
Premiums	$47,039	$2,355	$—	$—	$—	$2,355	$—	$49,394
Products	—	7	27	8,213	—	8,247	—	8,247
Services	1,895	1,225	764	272	—	2,261	—	4,156
Total revenues - unaffiliated customers	48,934	3,587	791	8,485	—	12,863	—	61,797
Total revenues - affiliated customers	—	5,423	1,823	12,865	(447)	19,664	(19,664)	—
Investment and other income	173	129	18	21	—	168	—	341
Total revenues	$49,107	$9,139	$2,632	$21,371	$(447)	$32,695	$(19,664)	$62,138
Earnings from operations	$7,007	$841	$561	$832	$—	$2,234	$—	$9,241
Interest expense	—	—	—	—	—	—	(430)	(430)
Earnings before income taxes	$7,007	$841	$561	$832	$—	$2,234	$(430)	$8,811
Three Months Ended June 30, 2019
Revenues - unaffiliated customers:
Premiums	$46,030	$1,134	$—	$—	$—	$1,134	$—	$47,164
Products	—	9	22	8,322	—	8,353	—	8,353
Services	2,188	1,370	790	148	—	2,308	—	4,496
Total revenues - unaffiliated customers	48,218	2,513	812	8,470	—	11,795	—	60,013
Total revenues - affiliated customers	—	4,449	1,521	10,439	(381)	16,028	(16,028)	—
Investment and other income	376	186	6	14	—	206	—	582
Total revenues	$48,594	$7,148	$2,339	$18,923	$(381)	$28,029	$(16,028)	$60,595
Earnings from operations	$2,642	$688	$525	$889	$—	$2,102	$—	$4,744
Interest expense	—	—	—	—	—	—	(418)	(418)
Earnings before income taxes	$2,642	$688	$525	$889	$—	$2,102	$(418)	$4,326

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2020
Revenues - unaffiliated customers:
Premiums	$95,632	$4,402	$—	$—	$—	$4,402	$—	$100,034
Products	—	16	56	16,606	—	16,678	—	16,678
Services	4,173	2,773	1,655	540	—	4,968	—	9,141
Total revenues - unaffiliated customers	99,805	7,191	1,711	17,146	—	26,048	—	125,853
Total revenues - affiliated customers	—	10,875	3,385	25,741	(851)	39,150	(39,150)	—
Investment and other income	370	265	30	41	—	336	—	706
Total revenues	$100,175	$18,331	$5,126	$42,928	$(851)	$65,534	$(39,150)	$126,559
Earnings from operations	$9,895	$1,553	$1,097	$1,692	$—	$4,342	$—	$14,237
Interest expense	—	—	—	—	—	—	(867)	(867)
Earnings before income taxes	$9,895	$1,553	$1,097	$1,692	$—	$4,342	$(867)	$13,370
Six Months Ended June 30, 2019
Revenues - unaffiliated customers:
Premiums	$92,531	$2,146	$—	$—	$—	$2,146	$—	$94,677
Products	—	17	45	16,363	—	16,425	—	16,425
Services	4,329	2,644	1,544	297	—	4,485	—	8,814
Total revenues - unaffiliated customers	96,860	4,807	1,589	16,660	—	23,056	—	119,916
Total revenues - affiliated customers	—	8,736	2,928	20,052	(740)	30,976	(30,976)	—
Investment and other income	630	318	11	28	—	357	—	987
Total revenues	$97,490	$13,861	$4,528	$36,740	$(740)	$54,389	$(30,976)	$120,903
Earnings from operations	$5,596	$1,314	$957	$1,709	$—	$3,980	$—	$9,576
Interest expense	—	—	—	—	—	—	(818)	(818)
Earnings before income taxes	$5,596	$1,314	$957	$1,709	$—	$3,980	$(818)	$8,758

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
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain and difficult to predict. During the quarter, the global health system experienced unprecedented levels of care deferral, which meaningfully impacted all of our businesses. As the pandemic advanced, access to and demand for care was most constrained from mid-March through April, began to recover in May and approached more typical levels by the end of the second quarter. The temporary deferral of care may cause care patterns to moderately exceed normal baselines in the second half of this year as utilization of health system capacity continues to increase. Health system capacity may be subject to possible increased volatility due to the pandemic from time to time. Specific trends and uncertainties related to our two business platforms are as follows:

UnitedHealthcare. We have expanded benefit coverage in areas such as COVID-19 testing and treatment, telemedicine, and pharmacy benefits; provided customers assistance in the form of co-pay waivers and premium forgiveness; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, providers and members in addressing the COVID-19 crisis. Temporary care deferrals significantly impacted UnitedHealthcare’s results of operations for the three-months ended June 30, 2020, contributing to significantly lower medical costs and higher operating earnings than previous periods. The impact of care disruption has been, and will continue to be offset by factors such as COVID-19 related treatment and testing, potential future vaccines and the financial assistance we continue to provide our customers. As health system capacity continues to approach normal levels, consumer demand for care, potentially even higher acuity care, is expected to result in increased future medical costs. Disrupted care patterns, as a result of the pandemic, may temporarily affect the ability to obtain complete member health status information, impacting future revenue in businesses that utilize risk adjustment methodologies. Depending on the future pacing and intensity of the virus, as well as the duration of policies and initiatives to address COVID-19, the ultimate impact is uncertain.

Optum. The temporary deferral of care also meaningfully impacted the Optum businesses for the three-months ended June 30, 2020. For example, our fee-for-service care delivery business, such as traditional procedure work at our ambulatory surgery centers, was negatively impacted, while our risk-based care delivery business performance reflected lower demand for care. Our OptumInsight and OptumRx volume-based businesses were negatively impacted by the lower level of care encounters which took place, contributing to lower managed services and prescription volume. As the health system continues to return nearer to normal seasonally adjusted levels of care, we have seen business activity approach more normal levels. COVID-19 will also continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. The impact of COVID-19 on our care provider and payer clients could impact the volume and types of services that Optum provides, as well as the pacing of potential new business opportunities. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 is uncertain.

Business Trends
Our businesses participate in the United States, South American and certain other international health markets. Overall spending on health care is impacted by inflation; utilization; medical technology and pharmaceutical advancement; regulatory requirements; demographic trends in the population; and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions, such as the economic impact of COVID-19, and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including any potential impacts from COVID-19 and the Health Insurance Tax. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds. We will continue seeking to balance growth and profitability across all these dimensions.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care. The uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which could result in increased variability to medical cost reserve development in future periods. As a result of higher than expected care deferrals, favorable reserve development of $1.4 billion occurred in the second quarter.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2020 year-over-year operating comparisons to second quarter 2019, which were significantly impacted by the effects of COVID-19 on the health system.
•Consolidated revenues grew 3%, UnitedHealthcare revenues grew 1% and Optum revenues grew 17%.
•UnitedHealthcare served 425,000 fewer people domestically primarily due to increased unemployment and expected attrition in commercial group benefits and the proactive withdrawal from a Medicaid market.
•Consolidated earnings from operations increased, primarily due to temporary care deferrals caused by COVID-19, including increases at UnitedHealthcare and Optum.
•Diluted earnings per common share increased to $6.91.
•Cash flows from operations for the six months ended June 30, 2020 were $12.9 billion.
•Return on equity was 44.0%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues:
Premiums	$49,394	$47,164	$2,230	5%	$100,034	$94,677	$5,357	6%
Products	8,247	8,353	(106)	(1)	16,678	16,425	253	2
Services	4,156	4,496	(340)	(8)	9,141	8,814	327	4
Investment and other income	341	582	(241)	(41)	706	987	(281)	(28)
Total revenues	62,138	60,595	1,543	3	126,559	120,903	5,656	5
Operating costs:
Medical costs	34,678	39,184	(4,506)	(11)	75,678	78,123	(2,445)	(3)
Operating costs	10,001	8,415	1,586	19	20,016	16,932	3,084	18
Cost of products sold	7,501	7,598	(97)	(1)	15,188	14,979	209	1
Depreciation and amortization	717	654	63	10	1,440	1,293	147	11
Total operating costs	52,897	55,851	(2,954)	(5)	112,322	111,327	995	1
Earnings from operations	9,241	4,744	4,497	95	14,237	9,576	4,661	49
Interest expense	(430)	(418)	(12)	3	(867)	(818)	(49)	6
Earnings before income taxes	8,811	4,326	4,485	104	13,370	8,758	4,612	53
Provision for income taxes	(2,115)	(941)	(1,174)	125	(3,209)	(1,816)	(1,393)	77
Net earnings	6,696	3,385	3,311	98	10,161	6,942	3,219	46
Earnings attributable to noncontrolling interests	(59)	(92)	33	(36)	(142)	(182)	40	(22)
Net earnings attributable to UnitedHealth Group common shareholders	$6,637	$3,293	$3,344	102%	$10,019	$6,760	$3,259	48%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$6.91	$3.42	$3.49	102%	$10.43	$6.97	$3.46	50%
Medical care ratio (a)	70.2%	83.1%	(12.9)%		75.7%	82.5%	(6.8)%
Operating cost ratio	16.1	13.9	2.2		15.8	14.0	1.8
Operating margin	14.9	7.8	7.1		11.2	7.9	3.3
Tax rate	24.0	21.8	2.2		24.0	20.7	3.3
Net earnings margin (b)	10.7	5.4	5.3		7.9	5.6	2.3
Return on equity (c)	44.0%	25.1%	18.9%		33.7%	25.9%	7.8%
(a)Medical care ratio is calculated as medical costs divided by premium revenue.
(b)Net earnings margin attributable to UnitedHealth Group shareholders.
(c)Return on equity is calculated as annualized net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the quarters in the year presented.

2020 RESULTS OF OPERATIONS COMPARED TO 2019 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage; pricing trends; and acquisition and organic growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery. The increases were partially offset by decreased individuals served through our Medicaid, commercial and Global benefits businesses; decreases in our fee-for-service care delivery and other volume-based businesses, primarily as a result of the impacts of COVID-19 on the economy and health system; and certain customer assistance programs.
Medical Costs and MCR
Medical costs decreased as a result of the temporary deferral of care due to COVID-19 and decreased people served in Medicaid, commercial and Global, partially offset by growth in people served through Medicare Advantage and medical cost trends. The MCR decreased primarily due to the temporary deferral of care and the revenue effects of the return of the Health Insurance Tax.
Operating Cost Ratio
The operating cost ratio increased primarily due to the impact of the return of the Health Insurance Tax and the Company’s COVID-19 response efforts.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues
UnitedHealthcare	$49,107	$48,594	$513	1%	$100,175	$97,490	$2,685	3%
OptumHealth	9,139	7,148	1,991	28	18,331	13,861	4,470	32
OptumInsight	2,632	2,339	293	13	5,126	4,528	598	13
OptumRx	21,371	18,923	2,448	13	42,928	36,740	6,188	17
Optum eliminations	(447)	(381)	(66)	17	(851)	(740)	(111)	15
Optum	32,695	28,029	4,666	17	65,534	54,389	11,145	20
Eliminations	(19,664)	(16,028)	(3,636)	23	(39,150)	(30,976)	(8,174)	26
Consolidated revenues	$62,138	$60,595	$1,543	3%	$126,559	$120,903	$5,656	5%
Earnings from operations
UnitedHealthcare	$7,007	$2,642	$4,365	165%	$9,895	$5,596	$4,299	77%
OptumHealth	841	688	153	22	1,553	1,314	239	18
OptumInsight	561	525	36	7	1,097	957	140	15
OptumRx	832	889	(57)	(6)	1,692	1,709	(17)	(1)
Optum	2,234	2,102	132	6	4,342	3,980	362	9
Consolidated earnings from operations	$9,241	$4,744	$4,497	95%	$14,237	$9,576	$4,661	49%
Operating margin
UnitedHealthcare	14.3%	5.4%	8.9%		9.9%	5.7%	4.2%
OptumHealth	9.2	9.6	(0.4)		8.5	9.5	(1.0)
OptumInsight	21.3	22.4	(1.1)		21.4	21.1	0.3
OptumRx	3.9	4.7	(0.8)		3.9	4.7	(0.8)
Optum	6.8	7.5	(0.7)		6.6	7.3	(0.7)
Consolidated operating margin	14.9%	7.8%	7.1%		11.2%	7.9%	3.3%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
UnitedHealthcare Employer & Individual	$12,963	$14,032	$(1,069)	(8)%	$27,243	$28,116	$(873)	(3)%
UnitedHealthcare Medicare & Retirement	22,855	20,855	2,000	10	46,007	41,951	4,056	10
UnitedHealthcare Community & State	11,523	11,186	337	3	22,976	22,368	608	3
UnitedHealthcare Global	1,766	2,521	(755)	(30)	3,949	5,055	(1,106)	(22)
Total UnitedHealthcare revenues	$49,107	$48,594	$513	1%	$100,175	$97,490	$2,685	3%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2020	2019	2020 vs. 2019
Commercial:
Risk-based	8,065	8,325	(260)	(3)%
Fee-based	18,705	19,090	(385)	(2)
Total commercial	26,770	27,415	(645)	(2)
Medicare Advantage	5,605	5,190	415	8
Medicaid	6,210	6,360	(150)	(2)
Medicare Supplement (Standardized)	4,450	4,495	(45)	(1)
Total public and senior	16,265	16,045	220	1
Total UnitedHealthcare - domestic medical	43,035	43,460	(425)	(1)
Global	5,365	6,070	(705)	(12)
Total UnitedHealthcare - medical	48,400	49,530	(1,130)	(2)%
Supplemental Data:
Medicare Part D stand-alone	4,120	4,430	(310)	(7)%
Fee-based and risk-based commercial business decreased primarily due to increased unemployment and expected attrition. Medicare Advantage increased due to growth in people served through individual Medicare Advantage plans. The decrease in people served through Medicaid was primarily driven by the proactive withdrawal from a market as well as by states managing eligibility, partially offset by increases in Dual Special Needs Plans and states easing redetermination requirements. The decrease in people served by UnitedHealthcare Global is a result of our continued affordability efforts, underwriting discipline and increased unemployment.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage, a greater mix of people with higher acuity needs and the return of the Health Insurance Tax, partially offset by a decrease in the number of individuals served through the commercial, Medicaid and Global businesses and foreign currency impacts. Earnings from operations increased due to the deferral of care caused by COVID-19 on the health system and the factors impacting revenue, partially offset by the return of the Health Insurance Tax, COVID-19 treatment and testing costs and customer assistance programs.
Optum
Total revenues increased as each segment reported revenue growth. Earnings from operations increased due to growth at OptumHealth and OptumInsight, partially offset by decreased earnings from operations at OptumRx.
The results by segment were as follows:
OptumHealth
Revenue and earnings at OptumHealth increased primarily due to acquisitions and organic growth in risk-based care delivery, partially offset by reduced care volumes in fee-for-service arrangements as a result of COVID-19. Earnings from operations also increased at our risk-based business due to the deferral of care caused by COVID-19. OptumHealth served approximately 97 million people as of June 30, 2020 compared to 95 million people as of June 30, 2019.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to organic growth and acquisitions in managed services, partially offset by decreased activity levels in volume-based services due to the impact of COVID-19 on payer and care provider clients.

OptumRx
Revenue at OptumRx and the corresponding eliminations increased due to the inclusion of retail pharmacy co-payments. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail. Revenue at OptumRx also increased due to organic and acquisition growth in specialty pharmacy and new client wins, partially offset by an expected large client transition and lower script volumes driven by COVID-19 related care deferral, primarily related to first fill script volumes. Earnings from operations decreased primarily due to the impact of lower script volumes, partially offset by improved supply chain management. OptumRx fulfilled 316 million and 343 million adjusted scripts in the second quarters of 2020 and 2019, respectively. The decrease was due to the expected large client transition and lower script volumes due to the impacts of COVID-19, partially offset by organic growth.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2020	2019	2020 vs. 2019
Sources of cash:
Cash provided by operating activities	$12,946	$9,108	$3,838
Issuances of short-term borrowings and long-term debt, net of repayments	5,215	5,674	(459)
Proceeds from common stock issuances	870	448	422
Customer funds administered	1,263	1,435	(172)
Sales and maturities of investments, net of purchases	573	—	573
Other	—	504	(504)
Total sources of cash	20,867	17,169
Uses of cash:
Common stock repurchases	(1,691)	(4,501)	2,810
Cash paid for acquisitions, net of cash assumed	(3,952)	(4,751)	799
Purchases of investments, net of sales and maturities	—	(1,654)	1,654
Purchases of property, equipment and capitalized software	(920)	(977)	57
Cash dividends paid	(2,212)	(1,884)	(328)
Other	(607)	(529)	(78)
Total uses of cash	(9,382)	(14,296)
Effect of exchange rate changes on cash and cash equivalents	(143)	6	(149)
Net increase in cash and cash equivalents	$11,342	$2,879	$8,463
2020 Cash Flows Compared to 2019 Cash Flows
Increased cash flows provided by operating activities were primarily driven by increased net earnings as a result of the temporary deferral of care experienced at our benefits businesses related to COVID-19 and the timing of federal income tax payments, which will be paid in the third quarter. Other significant changes in sources or uses of cash year-over-year included decreased common stock repurchases and decreased net purchases of investments.
Financial Condition
As of June 30, 2020, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $60.3 billion included approximately $22.3 billion of cash and cash equivalents (of which $4.2 billion was available for general corporate use), $36.0 billion of debt securities and $2.0 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.5 years and a weighted-average credit rating of “Double A” as of June 30, 2020. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2020, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 39%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of June 30, 2020 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2020, we repurchased 6 million shares at an average price of $271.32 per share. As of June 30, 2020, we had Board authorization to purchase up to 66 million shares of our common stock.
Dividends. In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2019 10-K.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2019 was disclosed in our 2019 10-K. During the six months ended June 30, 2020, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2020 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2020
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$504	$200	$(2,567)	$(8,573)
1	252	100	(1,271)	(4,715)
(1)	(80)	(16)	623	4,676
(2)	(80)	(16)	657	6,214
(a)  Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2020, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rate cannot fall below zero.

(b)  As of June 30, 2020, some of our investments had interest rates below 1% so the assumed hypothetical change in the fair value of investments does not reflect the full 100 and 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 7 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 10-K and Part II, Item 1A, “Risk Factors” of our 10-Q for the quarterly period ended March 31, 2020 (“2020 First Quarter 10-Q”), which could materially affect our business, financial condition or future results. The risks described in our 2019 10-K and 2020 First Quarter 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no other material changes to the risk factors as disclosed in our 2019 10-K and 2020 First Quarter 10-Q.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the second quarter 2020, we did not repurchase any shares of our common stock. As of June 30, 2020, we had Board authorization to purchase up to 66 million shares of our common stock.

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

10.1	UnitedHealth Group 2020 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, SEC File Number 333-238854, filed on June 1, 2020)
10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
10.3	Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
10.4	Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
10.5	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101).
 ________________

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	July 31, 2020
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	July 31, 2020
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	July 31, 2020
Thomas E. Roos