Form 10-Q
period 2020-09-30
UNITEDHEALTH GROUP INC
filed 2020-11-02
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 30, 2020, there were 948,820,710 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,550	$10,985
Short-term investments	3,259	3,260
Accounts receivable, net	12,171	11,822
Other current receivables, net	13,231	9,640
Assets under management	3,788	3,076
Prepaid expenses and other current assets	4,822	3,851
Total current assets	54,821	42,634
Long-term investments	39,184	37,209
Property, equipment and capitalized software, net	8,151	8,704
Goodwill	68,088	65,659
Other intangible assets, net	10,373	10,349
Other assets	10,352	9,334
Total assets	$190,969	$173,889
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$21,167	$21,690
Accounts payable and accrued liabilities	21,173	19,005
Short-term borrowings and current maturities of long-term debt	3,899	3,870
Unearned revenues	2,391	2,622
Other current liabilities	17,967	14,595
Total current liabilities	66,597	61,782
Long-term debt, less current maturities	39,895	36,808
Deferred income taxes	3,340	2,993
Other liabilities	11,186	10,144
Total liabilities	121,018	111,727
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,847	1,726
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 949 and 948 issued and outstanding	10	9
Additional paid-in capital	—	7
Retained earnings	69,715	61,178
Accumulated other comprehensive loss	(4,494)	(3,578)
Nonredeemable noncontrolling interests	2,873	2,820
Total equity	68,104	60,436
Total liabilities, redeemable noncontrolling interests and equity	$190,969	$173,889
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues:
Premiums	$50,863	$47,397	$150,897	$142,074
Products	8,777	7,546	25,455	23,971
Services	5,124	4,942	14,265	13,756
Investment and other income	351	466	1,057	1,453
Total revenues	65,115	60,351	191,674	181,254
Operating costs:
Medical costs	41,636	39,041	117,314	117,164
Operating costs	10,174	8,960	30,190	25,892
Cost of products sold	7,935	6,627	23,123	21,606
Depreciation and amortization	719	709	2,159	2,002
Total operating costs	60,464	55,337	172,786	166,664
Earnings from operations	4,651	5,014	18,888	14,590
Interest expense	(395)	(449)	(1,262)	(1,267)
Earnings before income taxes	4,256	4,565	17,626	13,323
Provision for income taxes	(1,000)	(936)	(4,209)	(2,752)
Net earnings	3,256	3,629	13,417	10,571
Earnings attributable to noncontrolling interests	(84)	(91)	(226)	(273)
Net earnings attributable to UnitedHealth Group common shareholders	$3,172	$3,538	$13,191	$10,298
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.34	$3.73	$13.90	$10.82
Diluted	$3.30	$3.67	$13.73	$10.65
Basic weighted-average number of common shares outstanding	950	949	949	952
Dilutive effect of common share equivalents	12	14	12	15
Diluted weighted-average number of common shares outstanding	962	963	961	967
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	12	9	10
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net earnings	$3,256	$3,629	$13,417	$10,571
Other comprehensive income (loss):
Gross unrealized gains on investment securities during the period	148	230	919	1,243
Income tax effect	(37)	(53)	(214)	(285)
Total unrealized gains, net of tax	111	177	705	958
Gross reclassification adjustment for net realized gains included in net earnings	(21)	(69)	(50)	(70)
Income tax effect	5	16	12	16
Total reclassification adjustment, net of tax	(16)	(53)	(38)	(54)
Total foreign currency translation losses	(39)	(560)	(1,583)	(453)
Other comprehensive income (loss)	56	(436)	(916)	451
Comprehensive income	3,312	3,193	12,501	11,022
Comprehensive income attributable to noncontrolling interests	(84)	(91)	(226)	(273)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,228	$3,102	$12,275	$10,749
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation Losses
Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515
Net earnings				3,172			62	3,234
Other comprehensive income (loss)					95	(39)		56
Issuances of common stock, and related tax effects	2	—	321					321
Share-based compensation			131					131
Common share repurchases	(3)	—	(805)	(45)				(850)
Cash dividends paid on common shares ($1.25 per share)				(1,188)				(1,188)
Redeemable noncontrolling interests fair value and other adjustments			(35)					(35)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(8)	(8)
Distribution to nonredeemable noncontrolling interests							(72)	(72)
Balance at September 30, 2020	949	$10	$—	$69,715	$1,256	$(5,750)	$2,873	$68,104

Balance at June 30, 2019	948	$9	$—	$56,367	$516	$(3,789)	$2,751	$55,854
Net earnings				3,538			82	3,620
Other comprehensive income (loss)					124	(560)		(436)
Issuances of common stock, and related tax effects	2	—	277					277
Share-based compensation			130					130
Common share repurchases	(3)	—	(415)	(185)				(600)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			8					8
Acquisition and other adjustments of nonredeemable noncontrolling interests							(7)	(7)
Distribution to nonredeemable noncontrolling interests							(66)	(66)
Balance at September 30, 2019	947	$9	$—	$58,696	$640	$(4,349)	$2,760	$57,756
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				13,191			159	13,350
Other comprehensive income (loss)					667	(1,583)		(916)
Issuances of common stock, and related tax effects	10	1	928					929
Share-based compensation			509					509
Common share repurchases	(9)	—	(1,315)	(1,226)				(2,541)
Cash dividends paid on common shares ($3.58 per share)				(3,400)				(3,400)
Redeemable noncontrolling interests fair value and other adjustments			(129)					(129)
Acquisition and other adjustments of nonredeemable noncontrolling interests							42	42
Distribution to nonredeemable noncontrolling interests							(148)	(148)
Balance at September 30, 2020	949	$10	$—	$69,715	$1,256	$(5,750)	$2,873	$68,104

Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				10,298			196	10,494
Other comprehensive income (loss)					904	(453)		451
Issuances of common stock, and related tax effects	8	—	438					438
Share-based compensation			521					521
Common share repurchases	(21)	(1)	(573)	(4,527)				(5,101)
Cash dividends paid on common shares ($3.06 per share)				(2,908)				(2,908)
Redeemable noncontrolling interests fair value and other adjustments			(277)					(277)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				157	48
Distribution to nonredeemable noncontrolling interests							(211)	(211)
Balance at September 30, 2019	947	$9	$—	$58,696	$640	$(4,349)	$2,760	$57,756
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating activities
Net earnings	$13,417	$10,571
Noncash items:
Depreciation and amortization	2,159	2,002
Deferred income taxes	119	177
Share-based compensation	527	525
Other, net	48	(181)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(194)	957
Other assets	(2,697)	(2,181)
Medical costs payable	(615)	223
Accounts payable and other liabilities	3,441	105
Unearned revenues	(132)	60
Cash flows from operating activities	16,073	12,258
Investing activities
Purchases of investments	(11,570)	(13,386)
Sales of investments	4,887	6,198
Maturities of investments	5,297	5,160
Cash paid for acquisitions, net of cash assumed	(4,326)	(8,200)
Purchases of property, equipment and capitalized software	(1,477)	(1,421)
Other, net	(165)	338
Cash flows used for investing activities	(7,354)	(11,311)
Financing activities
Common share repurchases	(2,541)	(5,101)
Cash dividends paid	(3,400)	(2,908)
Proceeds from common stock issuances	1,206	740
Repayments of long-term debt	(1,500)	(1,250)
(Repayments of) proceeds from short-term borrowings, net	(423)	3,998
Proceeds from issuance of long-term debt	4,864	5,444
Customer funds administered	249	420
Other, net	(449)	(756)
Cash flows (used for) from financing activities	(1,994)	587
Effect of exchange rate changes on cash and cash equivalents	(160)	(37)
Increase in cash and cash equivalents	6,565	1,497
Cash and cash equivalents, beginning of period	10,985	10,866
Cash and cash equivalents, end of period	$17,550	$12,363
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
Through its diversified family of businesses, the Company leverages core competencies in data and health information, advanced technology and clinical expertise. These core competencies are deployed within two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
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
Revenue from Products
For the three and nine months ended September 30, 2020, the Company recognized revenue and cost of products sold for retail pharmacy co-payments related to its OptumRx business. Revenue recognized in prior periods related to retail pharmacy transactions excludes the member’s applicable co-payment. There was no impact on earnings from operations, net earnings, earnings per share or total equity.
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,374	$160	$—	$3,534
State and municipal obligations	6,311	377	(4)	6,684
Corporate obligations	18,461	778	(35)	19,204
U.S. agency mortgage-backed securities	6,523	270	(3)	6,790
Non-U.S. agency mortgage-backed securities	2,033	98	(6)	2,125
Total debt securities - available-for-sale	36,702	1,683	(48)	38,337
Debt securities - held-to-maturity:
U.S. government and agency obligations	422	7	—	429
State and municipal obligations	31	2	—	33
Corporate obligations	245	1	—	246
Total debt securities - held-to-maturity	698	10	—	708
Total debt securities	$37,400	$1,693	$(48)	$39,045
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,502	$55	$(4)	$3,553
State and municipal obligations	5,680	251	(5)	5,926
Corporate obligations	17,910	343	(11)	18,242
U.S. agency mortgage-backed securities	6,425	109	(6)	6,528
Non-U.S. agency mortgage-backed securities	1,811	37	(3)	1,845
Total debt securities - available-for-sale	35,328	795	(29)	36,094
Debt securities - held-to-maturity:
U.S. government and agency obligations	402	2	—	404
State and municipal obligations	32	2	—	34
Corporate obligations	538	—	(1)	537
Total debt securities - held-to-maturity	972	4	(1)	975
Total debt securities	$36,300	$799	$(30)	$37,069
The Company held $2.1 billion and $2.0 billion of equity securities as of September 30, 2020 and December 31, 2019, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.3 billion and $1.4 billion of equity method investments in operating businesses in the health care sector as of September 30, 2020 and December 31, 2019, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2020 was not material.

The amortized cost and fair value of debt securities as of September 30, 2020, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,388	$3,407	$400	$401
Due after one year through five years	11,253	11,678	246	252
Due after five years through ten years	9,179	9,826	30	31
Due after ten years	4,326	4,511	22	24
U.S. agency mortgage-backed securities	6,523	6,790	—	—
Non-U.S. agency mortgage-backed securities	2,033	2,125	—	—
Total debt securities	$36,702	$38,337	$698	$708
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
Debt securities - available-for-sale:
State and municipal obligations	$366	$(4)	$—	$—	$366	$(4)
Corporate obligations	2,314	(30)	400	(5)	2,714	(35)
U.S. agency mortgage-backed securities	687	(3)	—	—	687	(3)
Non-U.S. agency mortgage-backed securities	278	(3)	55	(3)	333	(6)
Total debt securities - available-for-sale	$3,645	$(40)	$455	$(8)	$4,100	$(48)
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$616	$(4)	$—	$—	$616	$(4)
State and municipal obligations	440	(5)	—	—	440	(5)
Corporate obligations	1,903	(7)	740	(4)	2,643	(11)
U.S. agency mortgage-backed securities	657	(3)	333	(3)	990	(6)
Non-U.S. agency mortgage-backed securities	406	(3)	—	—	406	(3)
Total debt securities - available-for-sale	$4,022	$(22)	$1,073	$(7)	$5,095	$(29)
The Company’s unrealized losses from debt securities as of September 30, 2020 were generated from approximately 3,000 positions out of a total of 34,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, and the potential economic impacts of COVID-19 on the issuers, noting no significant credit deterioration since purchase. As of September 30, 2020, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2020 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2020
Cash and cash equivalents	$17,472	$78	$—	$17,550
Debt securities - available-for-sale:
U.S. government and agency obligations	3,336	198	—	3,534
State and municipal obligations	—	6,684	—	6,684
Corporate obligations	44	18,881	279	19,204
U.S. agency mortgage-backed securities	—	6,790	—	6,790
Non-U.S. agency mortgage-backed securities	—	2,125	—	2,125
Total debt securities - available-for-sale	3,380	34,678	279	38,337
Equity securities	1,593	30	—	1,623
Assets under management	1,690	2,050	48	3,788
Total assets at fair value	$24,135	$36,836	$327	$61,298
Percentage of total assets at fair value	39%	60%	1%	100%
December 31, 2019
Cash and cash equivalents	$10,837	$148	$—	$10,985
Debt securities - available-for-sale:
U.S. government and agency obligations	3,369	184	—	3,553
State and municipal obligations	—	5,926	—	5,926
Corporate obligations	70	17,923	249	18,242
U.S. agency mortgage-backed securities	—	6,528	—	6,528
Non-U.S. agency mortgage-backed securities	—	1,845	—	1,845
Total debt securities - available-for-sale	3,439	32,406	249	36,094
Equity securities	1,734	22	—	1,756
Assets under management	1,123	1,918	35	3,076
Total assets at fair value	$17,133	$34,494	$284	$51,911
Percentage of total assets at fair value	33%	66%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2020 or 2019.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2020
Debt securities - held-to-maturity	$531	$99	$78	$708	$698
Long-term debt and other financing obligations	$—	$51,785	$—	$51,785	$43,794
December 31, 2019
Debt securities - held-to-maturity	$541	$181	$253	$975	$972
Long-term debt and other financing obligations	$—	$45,078	$—	$45,078	$40,278
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the nine months ended September 30, 2020 or 2019.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2020	2019
Medical costs payable, beginning of period	$21,690	$19,891
Acquisitions	186	868
Reported medical costs:
Current year	118,114	117,624
Prior years	(800)	(460)
Total reported medical costs	117,314	117,164
Medical payments:
Payments for current year	(98,548)	(99,487)
Payments for prior years	(19,475)	(17,497)
Total medical payments	(118,023)	(116,984)
Medical costs payable, end of period	$21,167	$20,939
For the nine months ended September 30, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. For the nine months ended September 30, 2019, the prior years medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $14.7 billion and $13.8 billion at September 30, 2020 and December 31, 2019, respectively.

5.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	September 30, 2020			December 31, 2019
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$—	$—	$—	$400	$400	$400
2.700% notes due July 2020	—	—	—	1,500	1,499	1,506
Floating rate notes due October 2020	300	300	300	300	300	300
3.875% notes due October 2020	450	450	451	450	450	455
1.950% notes due October 2020	900	900	901	900	899	900
4.700% notes due February 2021	400	403	402	400	403	410
2.125% notes due March 2021	750	749	756	750	749	753
Floating rate notes due June 2021	350	350	351	350	349	350
3.150% notes due June 2021	400	400	408	400	399	407
3.375% notes due November 2021	500	509	513	500	501	512
2.875% notes due December 2021	750	765	774	750	753	765
2.875% notes due March 2022	1,100	1,115	1,133	1,100	1,087	1,121
3.350% notes due July 2022	1,000	998	1,054	1,000	998	1,036
2.375% notes due October 2022	900	897	937	900	896	911
0.000% notes due November 2022	15	13	14	15	13	14
2.750% notes due February 2023	625	646	656	625	624	638
2.875% notes due March 2023	750	793	794	750	770	770
3.500% notes due June 2023	750	748	811	750	747	786
3.500% notes due February 2024	750	746	825	750	746	792
2.375% notes due August 2024	750	747	799	750	747	760
3.750% notes due July 2025	2,000	1,992	2,283	2,000	1,990	2,161
3.700% notes due December 2025	300	298	343	300	298	325
1.250% notes due January 2026	500	496	513	—	—	—
3.100% notes due March 2026	1,000	996	1,118	1,000	996	1,048
3.450% notes due January 2027	750	746	853	750	746	804
3.375% notes due April 2027	625	620	713	625	620	667
2.950% notes due October 2027	950	940	1,060	950	939	988
3.850% notes due June 2028	1,150	1,143	1,357	1,150	1,142	1,269
3.875% notes due December 2028	850	843	1,010	850	843	941
2.875% notes due August 2029	1,000	1,104	1,115	1,000	993	1,029
2.000% notes due May 2030	1,250	1,233	1,310	—	—	—
4.625% notes due July 2035	1,000	992	1,317	1,000	992	1,215
5.800% notes due March 2036	850	839	1,231	850	838	1,129
6.500% notes due June 2037	500	492	778	500	492	712
6.625% notes due November 2037	650	641	1,027	650	641	940
6.875% notes due February 2038	1,100	1,077	1,772	1,100	1,076	1,631
3.500% notes due August 2039	1,250	1,241	1,436	1,250	1,241	1,313
2.750% notes due May 2040	1,000	964	1,057	—	—	—
5.700% notes due October 2040	300	296	438	300	296	396
5.950% notes due February 2041	350	346	525	350	345	475
4.625% notes due November 2041	600	589	787	600	589	716
4.375% notes due March 2042	502	485	639	502	484	580
3.950% notes due October 2042	625	608	760	625	607	688
4.250% notes due March 2043	750	735	949	750	735	856
4.750% notes due July 2045	2,000	1,973	2,730	2,000	1,973	2,463
4.200% notes due January 2047	750	738	950	750	738	861
4.250% notes due April 2047	725	717	923	725	717	839
3.750% notes due October 2047	950	934	1,130	950	934	1,023
4.250% notes due June 2048	1,350	1,330	1,721	1,350	1,330	1,569
4.450% notes due December 2048	1,100	1,086	1,457	1,100	1,086	1,316
3.700% notes due August 2049	1,250	1,235	1,496	1,250	1,235	1,344
2.900% notes due May 2050	1,250	1,208	1,318	—	—	—
3.875% notes due August 2059	1,250	1,228	1,529	1,250	1,228	1,350
3.125% notes due May 2060	1,000	968	1,073	—	—	—
Total short-term borrowings and long-term debt	$42,917	$42,662	$50,597	$39,817	$39,474	$44,234

The Company’s long-term debt obligations also included $1.1 billion and $1.2 billion of other financing obligations, of which $347 million and $322 million were classified as current as of September 30, 2020 and December 31, 2019, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2024, December 2022 and December 2020, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of September 30, 2020, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of September 30, 2020, annual interest rates would have ranged from 0.8% to 1%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of September 30, 2020.
6.    Dividends
In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share, which the Company had paid since June 2019. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2020 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 24	$1.08	$1,024
June 30	1.25	1,188
September 22	1.25	1,188
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
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenues - unaffiliated customers:
Premiums	$48,121	$2,742	$—	$—	$—	$2,742	$—	$50,863
Products	—	10	34	8,733	—	8,777	—	8,777
Services	2,075	1,834	974	241	—	3,049	—	5,124
Total revenues - unaffiliated customers	50,196	4,586	1,008	8,974	—	14,568	—	64,764
Total revenues - affiliated customers	—	5,748	1,755	13,102	(424)	20,181	(20,181)	—
Investment and other income	177	165	4	5	—	174	—	351
Total revenues	$50,373	$10,499	$2,767	$22,081	$(424)	$34,923	$(20,181)	$65,115
Earnings from operations	$2,068	$835	$785	$963	$—	$2,583	$—	$4,651
Interest expense	—	—	—	—	—	—	(395)	(395)
Earnings before income taxes	$2,068	$835	$785	$963	$—	$2,583	$(395)	$4,256
Three Months Ended September 30, 2019
Revenues - unaffiliated customers:
Premiums	$45,557	$1,840	$—	$—	$—	$1,840	$—	$47,397
Products	—	6	29	7,511	—	7,546	—	7,546
Services	2,274	1,487	988	193	—	2,668	—	4,942
Total revenues - unaffiliated customers	47,831	3,333	1,017	7,704	—	12,054	—	59,885
Total revenues - affiliated customers	—	4,630	1,594	10,734	(441)	16,517	(16,517)	—
Investment and other income	274	170	6	16	—	192	—	466
Total revenues	$48,105	$8,133	$2,617	$18,454	$(441)	$28,763	$(16,517)	$60,351
Earnings from operations	$2,655	$748	$632	$979	$—	$2,359	$—	$5,014
Interest expense	—	—	—	—	—	—	(449)	(449)
Earnings before income taxes	$2,655	$748	$632	$979	$—	$2,359	$(449)	$4,565

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2020
Revenues - unaffiliated customers:
Premiums	$143,753	$7,144	$—	$—	$—	$7,144	$—	$150,897
Products	—	26	90	25,339	—	25,455	—	25,455
Services	6,248	4,607	2,629	781	—	8,017	—	14,265
Total revenues - unaffiliated customers	150,001	11,777	2,719	26,120	—	40,616	—	190,617
Total revenues - affiliated customers	—	16,623	5,140	38,843	(1,275)	59,331	(59,331)	—
Investment and other income	547	430	34	46	—	510	—	1,057
Total revenues	$150,548	$28,830	$7,893	$65,009	$(1,275)	$100,457	$(59,331)	$191,674
Earnings from operations	$11,963	$2,388	$1,882	$2,655	$—	$6,925	$—	$18,888
Interest expense	—	—	—	—	—	—	(1,262)	(1,262)
Earnings before income taxes	$11,963	$2,388	$1,882	$2,655	$—	$6,925	$(1,262)	$17,626
Nine Months Ended September 30, 2019
Revenues - unaffiliated customers:
Premiums	$138,088	$3,986	$—	$—	$—	$3,986	$—	$142,074
Products	—	23	74	23,874	—	23,971	—	23,971
Services	6,603	4,131	2,532	490	—	7,153	—	13,756
Total revenues - unaffiliated customers	144,691	8,140	2,606	24,364	—	35,110	—	179,801
Total revenues - affiliated customers	—	13,366	4,522	30,786	(1,181)	47,493	(47,493)	—
Investment and other income	904	488	17	44	—	549	—	1,453
Total revenues	$145,595	$21,994	$7,145	$55,194	$(1,181)	$83,152	$(47,493)	$181,254
Earnings from operations	$8,251	$2,062	$1,589	$2,688	$—	$6,339	$—	$14,590
Interest expense	—	—	—	—	—	—	(1,267)	(1,267)
Earnings before income taxes	$8,251	$2,062	$1,589	$2,688	$—	$6,339	$(1,267)	$13,323

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
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain and difficult to predict. During the second quarter, the global health system experienced unprecedented levels of care deferral, which impacted all of our businesses. As the pandemic advanced, access to and demand for care was most constrained from mid-March through April, began to recover in May and June and restored to near normal seasonal levels in the third quarter. The temporary deferral of care may cause care patterns to moderately exceed normal baselines in future periods as utilization of health system capacity continues to increase. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
UnitedHealthcare.We have expanded benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits; provided customers assistance in the form of co-pay waivers and premium forgiveness; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, providers and members in addressing the COVID-19 crisis. Temporary care deferrals significantly impacted UnitedHealthcare’s results of operations for the nine months ended September 30, 2020, contributing to a lower medical care ratio and higher operating earnings than in previous periods. For the three months ended September 30, 2020, the impact of temporary care deferrals was more than offset by COVID-19 related care and testing, the significant financial assistance we continued to provide our customers and broader economic impacts. Enrollment in our commercial products declined primarily due to employer actions.
Increased consumer demand for care, potentially even higher acuity care, along with continued COVID-19 care and testing costs are expected to result in increased future medical costs. Disrupted care patterns, as a result of the pandemic, may temporarily affect the ability to obtain complete member health status information, impacting future revenue in businesses that utilize risk adjustment methodologies. The ultimate overall impact is uncertain and dependent on the future pacing and intensity of the pandemic, the duration of policies and initiatives to address COVID-19, and the progress of an uncertain economic recovery.

Optum. The temporary deferral of care also meaningfully impacted the Optum businesses for the nine months ended September 30, 2020. For example, our fee-for-service care delivery business, such as traditional procedure work at our ambulatory surgery centers, was negatively impacted, while our risk-based care delivery business performance reflected lower demand for care. Our OptumInsight and OptumRx volume-based businesses were negatively impacted by the lower level of care encounters which took place, as well as by broader economic factors, contributing to lower managed services and prescription volume. As the health system continues to return to normal seasonally adjusted levels of care, we have seen business activity approach more normal levels. COVID-19 will also continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. The impact of COVID-19 on our care provider and payer clients could impact the volume and types of services that Optum provides, as well as the pacing of potential new business opportunities. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 on our Optum businesses is uncertain.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. COVID-19 care and testing costs and certain of our customer assistance initiatives have also impacted medical cost trends in the current year and may continue in future years. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care. The uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which could result in increased variability to medical cost reserve development in future periods.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2020 year-over-year operating comparisons to third quarter 2019, which were significantly impacted by the effects of COVID-19 on the health system.
•Consolidated revenues grew 8%, UnitedHealthcare revenues grew 5% and Optum revenues grew 21%.
•UnitedHealthcare served 635,000 fewer people domestically primarily due to increased unemployment and expected attrition in commercial group benefits.
•Consolidated earnings from operations decreased 7%, including a decrease of 22% at UnitedHealthcare primarily due to COVID-19 impacts, partially offset by an increase of 9% at Optum.
•Diluted earnings per common share decreased to $3.30.
•Cash flows from operations for the nine months ended September 30, 2020 were $16.1 billion.
•Return on equity was 19.7%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues:
Premiums	$50,863	$47,397	$3,466	7%	$150,897	$142,074	$8,823	6%
Products	8,777	7,546	1,231	16	25,455	23,971	1,484	6
Services	5,124	4,942	182	4	14,265	13,756	509	4
Investment and other income	351	466	(115)	(25)	1,057	1,453	(396)	(27)
Total revenues	65,115	60,351	4,764	8	191,674	181,254	10,420	6
Operating costs:
Medical costs	41,636	39,041	2,595	7	117,314	117,164	150	—
Operating costs	10,174	8,960	1,214	14	30,190	25,892	4,298	17
Cost of products sold	7,935	6,627	1,308	20	23,123	21,606	1,517	7
Depreciation and amortization	719	709	10	1	2,159	2,002	157	8
Total operating costs	60,464	55,337	5,127	9	172,786	166,664	6,122	4
Earnings from operations	4,651	5,014	(363)	(7)	18,888	14,590	4,298	29
Interest expense	(395)	(449)	54	(12)	(1,262)	(1,267)	5	—
Earnings before income taxes	4,256	4,565	(309)	(7)	17,626	13,323	4,303	32
Provision for income taxes	(1,000)	(936)	(64)	7	(4,209)	(2,752)	(1,457)	53
Net earnings	3,256	3,629	(373)	(10)	13,417	10,571	2,846	27
Earnings attributable to noncontrolling interests	(84)	(91)	7	(8)	(226)	(273)	47	(17)
Net earnings attributable to UnitedHealth Group common shareholders	$3,172	$3,538	$(366)	(10)%	$13,191	$10,298	$2,893	28%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.30	$3.67	$(0.37)	(10)%	$13.73	$10.65	$3.08	29%
Medical care ratio (a)	81.9%	82.4%	(0.5)%		77.7%	82.5%	(4.8)%
Operating cost ratio	15.6	14.8	0.8		15.8	14.3	1.5
Operating margin	7.1	8.3	(1.2)		9.9	8.0	1.9
Tax rate	23.5	20.5	3.0		23.9	20.7	3.2
Net earnings margin (b)	4.9	5.9	(1.0)		6.9	5.7	1.2
Return on equity (c)	19.7%	26.2%	(6.5)%		28.9%	26.0%	2.9%
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

2020 RESULTS OF OPERATIONS COMPARED TO 2019 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage and Medicaid; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery. The increases were partially offset by decreased individuals served through our commercial and Global benefits businesses and certain customer assistance programs. For the nine months ended September 30, 2020, revenues were also negatively impacted by decreases in our fee-for-service care delivery and other volume-based businesses, primarily as a result of the impacts of COVID-19 on the economy.
Medical Costs and MCR
Medical costs increased as a result of growth in people served through Medicare Advantage and Medicaid, medical cost trends and COVID-19 care and testing costs, partially offset by decreased people served in commercial and Global and modestly lower care patterns. For the nine months ended September 30, 2020, the MCR decreased primarily due to the temporary deferral of care and the revenue effects of the return of the Health Insurance Tax, partially offset by COVID-19 care and testing costs and customer assistance measures.
Operating Cost Ratio
The operating cost ratio increased primarily due to the impact of the return of the Health Insurance Tax and business mix.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues
UnitedHealthcare	$50,373	$48,105	$2,268	5%	$150,548	$145,595	$4,953	3%
OptumHealth	10,499	8,133	2,366	29	28,830	21,994	6,836	31
OptumInsight	2,767	2,617	150	6	7,893	7,145	748	10
OptumRx	22,081	18,454	3,627	20	65,009	55,194	9,815	18
Optum eliminations	(424)	(441)	17	(4)	(1,275)	(1,181)	(94)	8
Optum	34,923	28,763	6,160	21	100,457	83,152	17,305	21
Eliminations	(20,181)	(16,517)	(3,664)	22	(59,331)	(47,493)	(11,838)	25
Consolidated revenues	$65,115	$60,351	$4,764	8%	$191,674	$181,254	$10,420	6%
Earnings from operations
UnitedHealthcare	$2,068	$2,655	$(587)	(22)%	$11,963	$8,251	$3,712	45%
OptumHealth	835	748	87	12	2,388	2,062	326	16
OptumInsight	785	632	153	24	1,882	1,589	293	18
OptumRx	963	979	(16)	(2)	2,655	2,688	(33)	(1)
Optum	2,583	2,359	224	9	6,925	6,339	586	9
Consolidated earnings from operations	$4,651	$5,014	$(363)	(7)%	$18,888	$14,590	$4,298	29%
Operating margin
UnitedHealthcare	4.1%	5.5%	(1.4)%		7.9%	5.7%	2.2%
OptumHealth	8.0	9.2	(1.2)		8.3	9.4	(1.1)
OptumInsight	28.4	24.1	4.3		23.8	22.2	1.6
OptumRx	4.4	5.3	(0.9)		4.1	4.9	(0.8)
Optum	7.4	8.2	(0.8)		6.9	7.6	(0.7)
Consolidated operating margin	7.1%	8.3%	(1.2)%		9.9%	8.0%	1.9%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
UnitedHealthcare Employer & Individual	$14,081	$14,291	$(210)	(1)%	$41,324	$42,407	$(1,083)	(3)%
UnitedHealthcare Medicare & Retirement	22,606	20,698	1,908	9	68,613	62,649	5,964	10
UnitedHealthcare Community & State	11,820	10,670	1,150	11	34,796	33,038	1,758	5
UnitedHealthcare Global	1,866	2,446	(580)	(24)	5,815	7,501	(1,686)	(22)
Total UnitedHealthcare revenues	$50,373	$48,105	$2,268	5%	$150,548	$145,595	$4,953	3%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2020	2019	2020 vs. 2019
Commercial:
Risk-based	7,950	8,605	(655)	(8)%
Fee-based	18,400	19,230	(830)	(4)
Total commercial	26,350	27,835	(1,485)	(5)
Medicare Advantage	5,670	5,230	440	8
Medicaid	6,435	5,965	470	8
Medicare Supplement (Standardized)	4,450	4,510	(60)	(1)
Total public and senior	16,555	15,705	850	5
Total UnitedHealthcare - domestic medical	42,905	43,540	(635)	(1)
Global	5,285	5,845	(560)	(10)
Total UnitedHealthcare - medical	48,190	49,385	(1,195)	(2)%
Supplemental Data:
Medicare Part D stand-alone	4,075	4,415	(340)	(8)%
Fee-based and risk-based commercial business decreased primarily due to increased unemployment and expected attrition. Medicare Advantage increased due to growth in people served through individual Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states easing redetermination requirements due to COVID-19 and growth in people served via Dual Special Needs Plans. The decrease in people served by UnitedHealthcare Global is a result of our continued affordability efforts, underwriting discipline and increased unemployment.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, a greater mix of people with higher acuity needs and the return of the Health Insurance Tax, partially offset by a decrease in the number of individuals served through the commercial and Global businesses and foreign currency impacts. For the three months ended September 30, 2020, earnings from operations decreased due to direct COVID-19 care and testing costs, our customer assistance measures as well as broader economic effects, partially offset by modestly lower care patterns. For the nine months ended September 30, 2020, earnings from operations increased due to the deferral of care caused by COVID-19 on the health system and the factors impacting revenue, partially offset by the return of the Health Insurance Tax, COVID-19 care and testing costs, customer assistance programs and broader economic effects.
Optum
Total revenues increased as each segment reported revenue growth. Earnings from operations increased due to growth at OptumHealth and OptumInsight.
The results by segment were as follows:
OptumHealth
Revenue and earnings at OptumHealth increased primarily due to organic growth and acquisitions in risk-based care delivery. For the nine months ended September 30, 2020, reduced care volumes in fee-for-service arrangements as a result of COVID-19, partially offset the increases in revenues and earnings. OptumHealth served approximately 98 million people as of September 30, 2020 compared to 95 million people as of September 30, 2019.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in technology and managed services, partially offset by decreased activity levels in volume-based services due to the impact of COVID-19 on payer and care provider clients.

OptumRx
Revenue at OptumRx and the corresponding eliminations increased due to the inclusion of retail pharmacy co-payments. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail. Revenue at OptumRx also increased due to organic and acquisition growth in specialty pharmacy and new client wins, partially offset by an expected large client transition and lower script volumes driven by COVID-19 related care deferral, primarily related to first fill script volumes. Earnings from operations decreased primarily due to COVID-19 impacts, partially offset by improved supply chain management. OptumRx fulfilled 325 million adjusted scripts in both the third quarters of 2020 and 2019, with growth offset by the large client transition.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2020	2019	2020 vs. 2019
Sources of cash:
Cash provided by operating activities	$16,073	$12,258	$3,815
Issuances of short-term borrowings and long-term debt, net of repayments	2,941	8,192	(5,251)
Proceeds from common stock issuances	1,206	740	466
Customer funds administered	249	420	(171)
Other	—	338	(338)
Total sources of cash	20,469	21,948
Uses of cash:
Common stock repurchases	(2,541)	(5,101)	2,560
Cash paid for acquisitions, net of cash assumed	(4,326)	(8,200)	3,874
Purchases of investments, net of sales and maturities	(1,386)	(2,028)	642
Purchases of property, equipment and capitalized software	(1,477)	(1,421)	(56)
Cash dividends paid	(3,400)	(2,908)	(492)
Other	(614)	(756)	142
Total uses of cash	(13,744)	(20,414)
Effect of exchange rate changes on cash and cash equivalents	(160)	(37)	(123)
Net increase in cash and cash equivalents	$6,565	$1,497	$5,068
2020 Cash Flows Compared to 2019 Cash Flows
Increased cash flows provided by operating activities were primarily driven by increased net earnings as a result of the temporary deferral of care experienced at our benefits businesses related to COVID-19, partially offset by the payment of the Health Insurance Tax in the third quarter. Other significant changes in sources or uses of cash year-over-year included decreased cash paid for acquisitions, common stock repurchases and net purchases of investments, partially offset by decreased issuances of long-term debt.
Financial Condition
As of September 30, 2020, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $58.0 billion included approximately $17.6 billion of cash and cash equivalents (of which $2.9 billion was available for general corporate use), $38.3 billion of debt securities and $2.1 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt portfolio had a weighted-average duration of 3.6 years and a weighted-average credit rating of “Double A” as of September 30, 2020. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2020, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 38%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of September 30, 2020 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2020, we repurchased 9 million shares at an average price of $281.37 per share. As of September 30, 2020, we had Board authorization to purchase up to 63 million shares of our common stock.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2019 was disclosed in our 2019 10-K. During the nine months ended September 30, 2020, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2020 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2020
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$412	$176	$(2,847)	$(8,464)
1	206	88	(1,412)	(4,609)
(1)	(62)	(13)	636	4,792
(2)	(62)	(13)	675	6,424
(a)Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2020, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero.
(b)As of September 30, 2020, some of our investments had interest rates below 1% so the assumed hypothetical change in the fair value of investments does not reflect the full 100 and 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2020, we repurchased approximately 3 million shares at an average price of $303.76 per share. As of September 30, 2020, we had Board authorization to purchase up to 63 million shares of our common stock.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ DAVID S. WICHMANN	Chief Executive Officer (principal executive officer)	Dated:	November 2, 2020
David S. Wichmann

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 2, 2020
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 2, 2020
Thomas E. Roos