Form 10-K
period 2020-12-31
UNITEDHEALTH GROUP INC
filed 2021-03-01
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was $281,771,756,077 (based on the last reported sale price of $294.95 per share on June 30, 2020, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 29, 2021, there were 945,319,404 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
INTRODUCTION
Overview
The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
UnitedHealth Group is a diversified health care company with a mission to help people live healthier lives and help make the health system work better for everyone.
•We seek to enhance the performance of the health system and improve the overall health and well-being of the people we serve and their communities.
•We work with health care professionals and other key partners to expand access to quality health care, so people get the care they need at an affordable price.
•We support the patient-physician relationship and empower people with the information, guidance and tools they need to make personal health choices and decisions.
Our two complementary businesses — Optum and UnitedHealthcare — are driven by this unified mission and vision to improve health care access, affordability, experiences and outcomes for the individuals and organizations we are privileged to serve. The breadth and scope of our diversified company help to consistently improve health care quality, access and affordability. Our ability to analyze complex data and apply deep health care expertise and insights allows us to serve people, care providers, businesses, communities and governments with more innovative products and complete, end-to-end offerings for many of the biggest challenges facing health care today.
Optum is an information and technology-enabled health services businesses delivering services to help modernize the health system and improve overall population health. Optum serves the broad health care marketplace, including payers, care providers, employers, governments, life sciences companies and consumers, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units to help improve overall health system performance through optimizing care quality, reducing costs and improving consumer experience and care provider performance, leveraging distinctive capabilities in data and analytics, pharmacy care services, population health, health care delivery and health care operations.
UnitedHealthcare offers a full spectrum of health benefit programs. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and individual consumers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global provides health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and other diversified global health businesses.
Through Optum and UnitedHealthcare, in 2020, we processed nearly a trillion dollars in gross billed charges and we managed more than $250 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; product revenues from pharmacy care services; fees from care delivery, management, administrative, technology, consulting and managed outsourced services; sales of a wide variety of products and services related to the broad health care industry; and investment and other income. Our two business platforms have four reportable segments:
•OptumHealth;
•OptumInsight;
•OptumRx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global.

Optum
Optum is an information and technology-enabled health services business serving the broad health care marketplace, including:
•Those who need care: the consumers who need the right support, information, resources and products to achieve their health goals.
•Those who provide care: pharmacies, hospitals, physicians, practices and other health care facilities seeking to modernize the health system and support the best possible patient care and experiences.
•Those who pay for care: employers; health plans; and state, federal and municipal agencies devoted to ensuring the populations they sponsor receive high-quality care, administered and delivered efficiently and effectively.
•Those who innovate for care: global life sciences organizations dedicated to developing more effective approaches to care, enabling technologies and medicines to improve care delivery and health outcomes.
Optum operates three business segments leveraging distinctive capabilities in health care delivery, population health, health care operations, data and analytics and pharmacy care services:
•OptumHealth focuses on care delivery, care management, wellness and consumer engagement, and health financial services;
•OptumInsight offers data, analytics, research, consulting, technology and managed services solutions; and
•OptumRx provides a diversified array of pharmacy care services.
OptumHealth
OptumHealth provides health and wellness care, addressing the physical, emotional and health-related financial needs of 98 million consumers, through a national health care delivery platform which engages people in the most appropriate care settings, including their homes. OptumHealth helps patients and providers navigate and address complex, chronic and behavioral health needs; delivers local primary, specialty, surgical and urgent care; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. OptumHealth works directly with consumers, care delivery systems, employers, payers, and government entities to improve quality, patient and provider satisfaction while lowering cost.
OptumHealth enables care providers’ transition from traditional fee-for-service payment models to performance-based delivery and payment models to improve patient health and outcomes. Through strategic partnerships, alliances and ownership arrangements, OptumHealth helps care providers adopt new approaches and technologies improving the coordination of care across providers to more comprehensively serve patients.
Optum Financial, including Optum Bank, serves consumers through 7.6 million health savings and other accounts and has more than $16 billion in assets under management as of December 31, 2020. During 2020, Optum Financial processed $178 billion in digital medical payments to physicians and other health care providers. Organizations across the health system rely on Optum to manage and improve payment flows through its highly automated, scalable, digital payment systems.
OptumHealth offers its products on a risk basis, assuming responsibility for health care costs in exchange for a monthly premium, on an administrative fee basis, managing or administering products and services in exchange for a monthly fee, or on a fee-for-service basis, delivering medical services to patients in exchange for a contracted fee. For financial services offerings, OptumHealth charges fees and earns investment income on managed funds.
OptumHealth sells its products primarily through its direct sales force, strategic collaborations and external producers in three key areas: employers including large, mid-sized and small employers; payers including health plans, TPAs, underwriter/stop-loss carriers and individual product intermediaries; and government entities including the U.S. Departments of Health and Human Services (HHS), Veterans Affairs, Defense, and other federal, state and local health care agencies.
OptumInsight
OptumInsight brings together advanced analytics, technology and health care expertise to deliver integrated services and solutions. Hospital systems, physicians, health plans, state governments, life sciences companies and other organizations comprising the health care industry depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, advance quality, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system. OptumInsight serves the needs of health systems (e.g., physicians and hospital systems), health plans, state governments and life sciences companies.

Health Systems. Serves hospitals, physicians and other care providers to improve revenue and growth, better coordinate care and reduce administrative costs through technology and services to improve population health management, patient engagement, revenue cycle management and strategic growth plans.
Health Plans. Serves health plans by improving financial performance and enhancing outcomes through proactive analytics, a comprehensive payment integrity portfolio and staff-supported risk and quality services. OptumInsight helps health plans navigate a dynamic environment defined by shifts in employer vs. government-sponsored coverage, the demand for affordable benefit plans and the need to leverage new technology to reduce complexity.
State Governments. Provides advanced technology and analytics services to modernize the administration of critical safety net programs, such as Medicaid, while improving cost predictability.
Life Sciences Companies. Combines data and analytics expertise with comprehensive technologies and health care knowledge to help life sciences companies adopt a more comprehensive approach to advancing therapeutic discoveries and improving clinical outcomes.
Many of OptumInsight’s software and information products and professional services are delivered over extended periods, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with OptumInsight’s customers. OptumInsight’s aggregate backlog as of December 31, 2020 was approximately $20.2 billion, of which $10.5 billion is expected to be realized within the next 12 months. The aggregate backlog includes $7.5 billion related to affiliated agreements. OptumInsight’s aggregate backlog as of December 31, 2019, was $19.3 billion. OptumInsight cannot provide any assurance it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.
OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface OptumInsight’s products with their applications.
OptumRx
OptumRx provides a full spectrum of pharmacy care services through its network of more than 67,000 retail pharmacies, multiple home delivery, specialty and community health pharmacies and through the provision of in-home and pharmacy infusion services. OptumRx manages limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology and serves the growing pharmacy needs of people with behavioral health and substance use disorders, particularly Medicare and Medicaid beneficiaries.
OptumRx’s comprehensive whole-person approach to pharmacy care services integrates demographic, medical, laboratory, pharmaceutical and other clinical data and applies analytics to drive clinical care insight to support care treatments and compliance, benefiting clients and individual consumers through enhanced services, elevated clinical quality and cost trend management.
In 2020, OptumRx managed $105 billion in pharmaceutical spending, including $46 billion in specialty pharmaceutical spending.
OptumRx serves health benefits providers, large national employer plans, unions and trusts, purchasing coalitions and government entities. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
OptumRx offers multiple clinical programs, digital tools and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner which are designed to promote better health outcomes, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events affecting member health and client pharmacy and medical spend. OptumRx provides various utilization management, medication management, quality assurance, adherence and counseling programs to complement each client’s plan design and clinical strategies. OptumRx offers a distinctive approach to integrating the management of medical and pharmaceutical care by using data and advanced analytics to help improve comprehensive decision-making, elevate quality, close gaps in care and reduce costs for customers and people served.

UnitedHealthcare
Through its health benefits offerings, UnitedHealthcare is enabling better health, creating a better health care experience for its customers and helping to control rising health care costs. UnitedHealthcare’s market position is built on:
•strong local-market relationships;
•the breadth of product offerings, based upon extensive expertise in distinct market segments in health care;
•service and advanced technology, including digital consumer engagement;
•competitive medical and operating cost positions;
•effective clinical engagement; and
•innovation for customers and consumers.
UnitedHealthcare utilizes Optum’s capabilities to help coordinate and provide patient care, improve affordability of medical care, analyze cost trends, manage pharmacy care services, work with care providers more effectively and create a simpler and more satisfying consumer and physician experience.
In the United States, UnitedHealthcare arranges for discounted access to care through networks which, as of December 31, 2020, include 1.4 million physicians and other health care professionals and more than 6,500 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, and individual consumers. As of December 31, 2020, UnitedHealthcare Employer & Individual provides access to medical services for 26.2 million people on behalf of our customers and alliance partners, including employer customers, serving people across all 50 states, the District of Columbia and most U.S. territories. Products are offered through affiliates licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium which is typically a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers who elect to self-fund the health care costs of their employees and employees’ dependents, UnitedHealthcare Employer & Individual receives a fixed monthly service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependents, while UnitedHealthcare Employer & Individual provides services such as coordination and facilitation of medical and related services to customers, consumers and health care professionals, administration of transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision.
The consolidated purchasing capacity represented by the individuals served by UnitedHealth Group makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities. UnitedHealthcare Employer & Individual has relationships with network care providers who integrate data and analytics, implement value-based payments and care management programs and enable us to jointly better manage health care and improve quality across populations.
UnitedHealthcare Employer & Individual typically distributes its products through consultants or direct sales in the larger employer and public sector segments. In the smaller group segment of the commercial marketplace, UnitedHealthcare Employer & Individual’s distribution system consists primarily of direct sales and sales through collaboration with brokers and agents. UnitedHealthcare Employer & Individual also distributes products through wholesale agents or agencies who contract with health insurance carriers to distribute individual or group benefits and provide other related services to their customers. In addition, UnitedHealthcare Employer & Individual distributes its products through professional employer organizations, associations and through both multi-carrier and its own proprietary private exchange marketplaces.
UnitedHealthcare Employer & Individual’s diverse product portfolio offers employers a continuum of benefit designs, price points and approaches to consumer engagement which provides the flexibility to meet a full spectrum of their coverage needs.

UnitedHealthcare Employer & Individual’s major product families include:
Consumer Engagement Products. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs, consumer education and other digital offerings. We also offer and have been developing a variety of innovative consumer-centric products aligning with the unique needs and financial means of our customers, while engaging individuals in better managing their health.
Traditional Products. Traditional products include a full range of medical benefits and network options, and offer a spectrum of covered services, including preventive care, direct access to specialists and catastrophic protection.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy care services products which complement its service offerings by improving quality of care, engaging consumers and providing cost-saving options. Consumers served by UnitedHealthcare Employer & Individual can access clinical products to help them make better health care decisions and better use of their medical benefits which contribute to improved health and lowered medical expenses.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmacy care services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs offering improved value and outcomes, helping consumers take actions to improve their health and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on offering type (risk-based or self-funded), line of business (e.g., small business, key accounts, public sector, national accounts or individual consumers) and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include:
•wellness programs;
•decision support;
•utilization management;
•case and disease management;
•complex condition management;
•on-site programs, including biometrics and flu shots;
•incentives to reinforce positive behavior change;
•mental health/substance use disorder management; and
•employee assistance programs.
Specialty Offerings. Through its broad network, UnitedHealthcare Employer & Individual delivers dental, vision, hearing and other specialty benefits, including accident protection, critical illness, disability and hospital indemnity offerings, using an integrated approach in private and retail settings.
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
UnitedHealthcare Medicare & Retirement offers a selection of products allowing people choice in obtaining the health coverage and services they need as their circumstances change. UnitedHealthcare Medicare & Retirement is positioned to serve seniors who find affordable, network-based care provided through Medicare Advantage plans meets their unique health care needs. For those who prefer traditional fee-for-service Medicare, UnitedHealthcare Medicare & Retirement offers both Medicare Supplement and Medicare Prescription Drug Benefit (Medicare Part D) programs to supplement their government-sponsored Medicare by providing additional benefits and coverage options. UnitedHealthcare Medicare & Retirement services include care management and health system navigator services, clinical management programs, nurse health line services, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.

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
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. Medicare Advantage plans are designed to compete at the local level, taking into account consumer and care provider preferences, competitor offerings, our quality and cost initiatives, our historical financial results and the long-term payment rate outlook for each geographic area. UnitedHealthcare Medicare & Retirement served 5.7 million people through its Medicare Advantage products as of December 31, 2020.
Built on more than 20 years of experience, UnitedHealthcare Medicare & Retirement’s senior-focused care management model operates at a medical cost level below traditional Medicare, while helping seniors live healthier lives. We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting of care. For example, through our HouseCalls program, nurse practitioners performed nearly 1.7 million preventive care visits in 2020 to address unmet care opportunities and close gaps in care. Our Navigate4Me program provides a single point of contact and a direct line of support for individuals as they go through their health care experiences. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software and digital therapeutics for remote monitoring enabling clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information bridging across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify people at high risk and enable care managers to create individualized care plans to help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2020, UnitedHealthcare enrolled 9.2 million people in the Medicare Part D programs, including 4.0 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving 4.5 million seniors nationwide through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at a diversity of price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program.
Premium revenues from CMS represented 36% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2020, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families (TANF); Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2020, UnitedHealthcare Community & State participated in programs in 31 states and the District of Columbia, and served 6.6 million people; including more than 1.1 million people through Medicaid expansion programs in 16 states under the Patient Protection and Affordable Care Act (ACA).
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
These health plans and care programs are designed to address the complex needs of the populations they serve, including the chronically ill, people with disabilities and people with a higher risk of medical, behavioral and social conditions. UnitedHealthcare Community & State administers benefits for the unique needs of children, pregnant women, adults, seniors and those who are institutionalized or are nursing home eligible. These individuals often live in medically underserved areas and are less likely to have a consistent relationship with the medical community or a care provider. They also often face significant social and economic challenges.
UnitedHealthcare Community & State leverages the national capabilities of UnitedHealth Group locally, supporting effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes and the ability to adapt to a changing national and local market environment. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care and often addresses other social determinants affecting people’s health status and health system usage.
Approximately 75% of the people in state Medicaid programs are served by managed care, but this population represents only approximately 50% of total Medicaid spending. UnitedHealthcare Community & State’s business development opportunities include entering fee-for-service markets converting to managed care; and growing in existing managed care markets, including state expansions to populations with more complex needs requiring more sophisticated models of care, including DSNP and LTSS programs. Our offerings to state expansion cover more medically complex populations, including integrated care management of physical, behavioral, long-term care services and supports, and social services by applying strong data analytics and community-based collaboration.
UnitedHealthcare Community & State continues to evolve its clinical model to enhance quality and the clinical experience for the people it serves. The model enables UnitedHealthcare Community & State to quickly identify the people who could benefit most from more highly coordinated care.
UnitedHealthcare Global
UnitedHealthcare Global serves 7.6 million people with medical and dental benefits, typically in exchange for a monthly premium per member, residing principally in Brazil, Chile, Colombia and Peru, but also in 150 other countries. UnitedHealthcare Global serves multinational and local businesses, governments, insurers and individuals and their families through health insurance plans for local populations, care delivery services, benefit plans and risk and assistance solutions. UnitedHealthcare Global offers health care delivery in our principal markets through over 50 hospitals, and approximately 200 outpatient and ambulatory clinics and surgery centers to UnitedHealthcare Global members and consumers served by the external payer market.
In Brazil, Amil provides health benefits to 3.4 million people and dental benefits to more than 2.2 million people. Empresas Banmédica provides health benefits and health care services to approximately 2 million people in Chile, Colombia and Peru. Lusíadas Saúde provides clinical services to people in Portugal through an owned network of hospitals and outpatient clinics.
GOVERNMENT REGULATION
Our businesses are subject to comprehensive federal, state and international laws and regulations. We are regulated by federal, state and international regulatory agencies who generally have discretion to issue regulations and interpret and enforce laws and rules. The regulations can vary significantly from jurisdiction to jurisdiction and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals which could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political climate, could adversely affect our business.
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
UnitedHealthcare Community & State has Medicaid and CHIP contracts subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance and the regulatory environment with respect to these programs is complex. In addition, our business is subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriate reduction or limitation of health care services, anti-money laundering, securities and antitrust compliance.
Privacy, Security and Data Standards Regulation. Certain of our operations are subject to regulation under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), which apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets and for the privacy and security of protected health information.
Our businesses must comply with the Health Information Technology for Economic and Clinical Health Act (HITECH) which regulates matters relating to privacy, security and data standards. HITECH imposes requirements on uses and disclosures of health information; included contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds federal data breach notification requirements for covered entities and business associates and reporting requirements to HHS and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.
The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA. These federal laws and state statutes generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and generally prescribe safeguards for the protection of personal information. Neither the GLBA nor HIPAA privacy regulations preempt more stringent state laws and regulations, which may apply to us, as discussed below. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how our services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the U.S. Department of Labor (DOL) as well as the federal courts. ERISA sets forth standards on how our business units may do business with employers who sponsor employee health benefit plans, particularly those who maintain self-funded plans. Regulations established by the DOL subject us to additional requirements for administration of benefits, claims payment and member appeals under health care plans governed by ERISA.
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations which where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We file reports annually with Connecticut, our lead regulator, and with New York, as required by the state’s regulation. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with the ACA, which may affect our operations and our financial results.
Our health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain affiliated transactions and general business operations. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material affiliated transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies.
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations which set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distribution laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies who oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
State Privacy and Security Regulations. A number of states have adopted laws and regulations which may affect our privacy and security practices, such as state laws governing the use, disclosure and protection of social security numbers and protected health information or are designed to implement GLBA or protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to meet minimum cyber-security standards and notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Different approaches to state privacy and insurance regulation and varying enforcement philosophies may materially and adversely affect our ability to standardize our products and services across state lines. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy and security regulations.
Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change.
Pharmacy and Pharmacy Benefits Management (PBM) Regulations
OptumRx’s businesses include home delivery, specialty and compounding pharmacies, as well as clinic-based pharmacies which must be licensed as pharmacies in the states in which they are located. Certain of our pharmacies must also register with the U.S. Drug Enforcement Administration (DEA) and individual state controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we also are required to comply with laws and regulations in some non-resident states where we deliver pharmaceuticals, including those requiring us to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with their laws where pharmaceuticals are delivered. Additionally, certain of our pharmacies participate in programs for Medicare and state Medicaid providers are required to comply with applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
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

Additionally, organizations like the NAIC periodically issue model regulations and credentialing organizations, like the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC), may establish standards impacting PBM pharmacy activities. While these model regulations and standards do not have the force of law, they may influence states to adopt their recommendations and impact the services we deliver to our clients.
Consumer Protection Laws
Certain of our businesses participate in direct-to-consumer activities and are subject to regulations applicable to online communications and other general consumer protection laws and regulations such as the Federal Tort Claims Act, the Federal Postal Service Act and the FTC’s Telemarketing Sales Rule. Most states also have similar consumer protection laws.
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
Banking Regulation
Optum Bank is subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation, which performs annual examinations to ensure the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. Optum Bank is also subject to supervision and regulation by the Utah State Department of Financial Institutions which carries out annual examinations to ensure the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results from any of these agencies, the bank could become subject to increased operational expenses and capital requirements, enhanced governmental oversight and monetary penalties.
International Regulation
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. businesses and operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA), which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
COMPETITION
As a diversified health care company, we operate in highly competitive markets across the full expanse of health care benefits and services, including organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants and business combinations also contribute to a dynamic and competitive environment. We compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

INTELLECTUAL PROPERTY RIGHTS
We have obtained trademark registration for the UnitedHealth Group, Optum and UnitedHealthcare names and logos. We own registrations for certain of our other trademarks in the United States and abroad. We hold a portfolio of patents and have patent applications pending from time to time. We are not substantially dependent on any single patent or group of related patents.
Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim any proprietary interest in the marks and names of others.

HUMAN CAPITAL RESOURCES
Our 330,000 employees, as of December 31, 2020, including our more than 125,000 clinical professionals, are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, relationships, innovation and performance align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience and improve health outcomes. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission.
We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. Our approach is data-driven and leader led, including enterprise and business scorecards ensuring our leaders are accountable for a consistent focus on hiring, developing, advancing and retaining diverse talent. We have embedded inclusion and diversity throughout our culture, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We strive to maintain a sustainable and diverse talent pipeline by building strong strategic partnerships and outreach through early career programs, internships and apprenticeships. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our diverse talent. To foster an engaged workforce and an inclusive culture, we invest in a broad array of learning and culture development programs. We rely on a shared leadership framework, which clearly and objectively defines our expectations, enables an environment where everyone has the opportunity to learn and grow, and helps us identify, develop and deploy talent driving us toward achieving our mission.
We prioritize pay equity by regularly evaluating and reviewing our compensation practices by gender, ethnicity and race. Receiving on-going feedback from our team members is another way we help strengthen and reinforce a culture of inclusion. Our Employee Experience Index measures an employee’s sense of commitment and belonging to the Company and is a metric in the Stewardship section of our annual incentive plan. Our Sustainability Report, which can be accessed on our website at www.unitedheatlhgroup.com, provides further details on our people and culture.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of March 1, 2021, including the business experience of each executive officer during the past five years:

Name	Age	Position
Andrew P. Witty	56	Chief Executive Officer; Chief Executive Officer of Optum
Dirk C. McMahon	61	President and Chief Operating Officer; Chief Executive Officer of UnitedHealthcare
John F. Rex	59	Executive Vice President; Chief Financial Officer
Thomas E. Roos	48	Senior Vice President; Chief Accounting Officer
Patricia L. Lewis	58	Executive Vice President; Chief Human Resources Officer
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification.
Mr. Witty is Chief Executive Officer and a member of the Board of Directors of UnitedHealth Group and has served in these roles since February 2021. In addition, Mr. Witty is Chief Executive Officer of Optum and has served in this capacity since July 2018. Mr. Witty previously served as President of UnitedHealth Group from November 2019 to February 2021 and as a UnitedHealth Group director from August 2017 to March 2018. From April 2020 to November 2020, Mr. Witty took an unpaid leave of absence from his positions at UnitedHealth Group and Optum to serve as a Global Envoy for the World Health Organization’s COVID-19 efforts. Prior to joining UnitedHealth Group, he was Chief Executive Officer and a board member of GlaxoSmithKline, a global pharmaceutical company, from 2008 to April 2017.
Mr. McMahon is President and Chief Operating Officer of UnitedHealth Group and has served in this capacity since February 2021. In addition, Mr. McMahon is Chief Executive Officer of UnitedHealthcare and has served in this capacity since June 2019. Mr. McMahon previously served as President and Chief Operating Officer of Optum from April 2017 to June 2019 and as Executive Vice President, Operations at UnitedHealth Group from November 2014 to April 2017. Mr. McMahon also served as Chief Executive Officer of OptumRx from November 2011 to November 2014. Prior to 2011, he held various positions in UnitedHealthcare in operations, technology and finance.
Mr. Rex is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in this capacity since June 2016. From March 2012 to June 2016, Mr. Rex served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, Mr. Rex was a Managing Director at JP Morgan, a global financial services firm.

Mr. Roos is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in this capacity since August 2015. Prior to joining UnitedHealth Group, Mr. Roos was a Partner at Deloitte & Touche LLP, an independent registered public accounting firm, from September 2007 to August 2015.
Ms. Lewis is Executive Vice President and Chief Human Resources Officer of UnitedHealth Group and has served in this capacity since October 2019. Prior to joining UnitedHealth Group, Ms. Lewis served at Lockheed Martin where she was Senior Vice President and Chief Human Resources Officer from December 2014 to October 2019. Prior to joining Lockheed Martin Corporation, a global security and aerospace company, in 2011, Ms. Lewis held various positions in Human Resources at International Business Machines Corporation, a global technology company, and DuPont De Nemours, Inc, a global diversified chemicals company. Ms. Lewis currently serves as a director of Lear, Inc.
Additional Information
Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.
You can access our website at www.unitedhealthgroup.com to learn more about our company. From the site you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our certificate of incorporation and bylaws; corporate governance policies, including our Principles of Governance; Board of Directors Committee Charters; Code of Conduct; and annual sustainability report. We make periodic reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
Our transfer agent, Equiniti (EQ), can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: EQ Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, or telephone (800) 401-1957 or (651) 450-4064.
ITEM 1A.    RISK FACTORS
CAUTIONARY STATEMENTS
The statements, estimates, projections or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” or similar words or phrases are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties which may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Any forward-looking statement in this report speaks only as of the date of this report and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.
The following discussion contains cautionary statements regarding our business, which investors and others should consider. We do not undertake to address in future filings or communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining our future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions which are difficult to predict or quantify.

Risks Related to Our Business and Our Industry
We are subject to risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance.
The ongoing COVID-19 global health crisis continues to have major impacts on health systems, businesses, governments and customer and consumer activities. We have mobilized the full strength of our resources to deliver the best care for patients, support for our members and care provider partners, keep our employees safe and deliver innovative solutions and support for the communities we serve and the entire health system. The impact to our business is primarily dependent upon the ultimate pacing, intensity and duration of the crisis, and the timing for widespread availability and effectiveness of a vaccine, factors which remain uncertain at this time. These factors continue to affect the related treatment, testing, coverage and other services we provide for the people we serve. As the crisis abates, we may experience an increase in medical care costs as people seek care which was deferred during the pandemic and individuals with chronic conditions may require additional care needs resulting from missed treatments. The premiums and fees we charge, including premiums dependent upon documented health conditions, may not be sufficient to cover the medical and administrative costs associated with COVID-19 and other care services. In addition, we have experienced and may continue to experience reduced demand for certain services Optum provides to care providers, health plans and employers as a result of reduced clinical and claims activity and changes in business priorities resulting from COVID-19.
The COVID-19 pandemic has resulted in our customers having to close or severely curtail their operations. Among other impacts, we have experienced and may continue to experience loss of commercial and pharmacy care services members due to customer reductions in workforce and an adverse impact on the timing and collectability of premium payments. In addition, governments have modified, and may continue to modify, regulatory standards around various aspects of health care in response to COVID-19, and these changing standards may create challenges for us to ensure timely compliance and meet various contractual obligations.
Further disruptions in public and private infrastructure, including supply chains providing medical supplies and pharmaceutical products, could adversely disrupt our business operations or increase our operating costs. Additionally, the enactment of emergency powers by governments could disrupt our business operations, including restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
Although we cannot predict the pacing, intensity and duration of COVID-19, the pandemic’s disruption to business activities, employment and economic effects, and near and long-term impacts on the patterns of care and services across the healthcare system could continue to have material and adverse effects on our business, results of operations, financial position or cash flows.
If we fail to estimate, price for and manage our medical costs in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for and effectively manage medical costs. Our OptumHealth business negotiates risk-based arrangements with commercial third-party payers which are also included in premium revenues. Under a typical arrangement, OptumHealth receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to members. Premium revenues from risk-based products comprise nearly 80% of our total consolidated revenues. If we fail to predict accurately, or effectively price for or manage, the costs of providing care under risk-based arrangements, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of competitive provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies and Medicaid contracts is typically based on a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on Medicare policies is based on bids submitted to CMS in June the year before the contract year. Although we base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, large-scale medical emergencies, pandemics, such as COVID-19, the introduction of new or costly drugs, treatments and technology, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2020 medical costs for commercial insured products had been 1% higher than our actual medical costs, without proportionally higher revenues from such products, our annual net earnings for 2020 would have been reduced by approximately $290 million, excluding any offsetting impact from risk adjustment or from reduced premium rebates due to minimum MLRs.
In addition, the financial results we report for any particular period include estimates of costs incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove inaccurate, our results of operations could be materially and adversely affected.
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
Certain of our businesses sell and install software products which may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.
Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and the health information technology market may alter the competitive landscape or present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
If we sustain cyber-attacks or other privacy or data security incidents resulting in security breaches disrupting our operations or resulting in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. We have programs in place which are intended to detect, contain and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, we may be unable to anticipate these techniques, detect breaches for long periods of time or implement adequate preventive measures. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions or cause system shutdowns, negatively affecting our operations. They also may be able to develop and deploy viruses, worms and other malicious software programs attacking our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems which could unexpectedly compromise information security. In addition, we are subject to heightened vulnerability to cybersecurity attacks associated with increased numbers of employees working from home. Our facilities and services may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; financial fraud schemes; misplaced or lost data; human error; malicious social engineering; or other events which could negatively affect our systems, our customers’ data, proprietary or confidential information relating to our business or third parties, or our operations. In certain circumstances we may rely on third-party vendors to process, store and transmit large amounts of data for our business whose operations are subject to similar risks.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us or our customers or other third parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses compete throughout the United States, South America and other foreign markets and face significant competition in all of the geographic markets in which we operate. In particular geographies or segments, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; lower profit margin or financial return expectations; or other factors which give such competitors a competitive advantage. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, both among our competitors and suppliers. Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability.
In addition, our success in the health care marketplace will depend on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services, which are useful and relevant to consumers and our customers, we may not remain competitive, and we risk losing market share to existing competitors and disruptive new market entrants. For example, new direct-to-consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits and health care usage. We may face challenges from new technologies and market entrants which could affect our existing relationship with health plan enrollees in these areas. Any failure by us to continue to develop innovative care models could result in competitive disadvantages and loss of market share. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services demonstrating value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other service providers, our business could be materially and adversely affected.
Our results of operations and prospects are substantially dependent on our continued ability to contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and other service providers at competitive prices. Any failure by us to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes, which may be costly, divert management’s attention from our operations and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions which could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies which could result in diminished bargaining power on our part. In addition, ACOs; practice management companies (which aggregate physician practices for administrative efficiency); and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
Our health care benefits businesses have risk-based arrangements with some physicians, hospitals and other health care providers. These arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent a risk-based health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the arrangement, we may be held responsible for unpaid health care claims which should have been the responsibility of the health care provider and for which we have already paid the provider. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with which we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
Some providers render services to our members who do not have contracts with us. In those cases, we do not have a pre-established understanding about the amount of compensation due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in most instances the amount is either not defined or is established by a standard which does not clearly specify dollar terms. In some instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover from our members the difference between what we have paid them and the amount they charged us.
The success of some of our businesses, including OptumHealth and UnitedHealthcare Global, depend on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians who practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.
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
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. While we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible the level of actual losses will significantly exceed the liabilities recorded.
We cannot predict the outcome of significant legal actions in which we are involved and are incurring expenses in resolving these matters. The legal actions we face or may face in the future could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. In addition, certain legal actions could result in adverse publicity which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.
Any failure by us to manage successfully our strategic alliances or complete, manage or integrate acquisitions and other significant strategic transactions or relationships domestically or outside the United States could materially and adversely affect our business, prospects, results of operations, financial position and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated which in turn could adversely impact our reputation, business and results of operations. Further, if we fail to identify and successfully complete transactions, which further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.
Success in completing acquisitions is also dependent on effectively integrating the acquired business into our existing operations, including our internal control environment and culture, or otherwise leveraging its operations which may present challenges different from those presented by organic growth and may be difficult for us to manage. In addition, even with appropriate diligence, pre-acquisition practices of an acquired business may expose us to legal challenges and investigations. For example, in January 2021, an indictment for alleged violations of antitrust laws was issued by the DOJ against our subsidiary, Surgical Care Affiliates (SCA), based on conduct alleged to have begun more than five years prior to our acquisition. We are vigorously defending this lawsuit, but if SCA is found liable, we may be subject to criminal fines or reputational harm. If we cannot successfully integrate these acquisitions and realize contemplated revenue growth opportunities and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
As we expand and operate our business outside of the United States, we are presented with challenges differing from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management attention and other resources to the acquired businesses before we realize anticipated synergies or other benefits from the acquired businesses. These challenges vary widely by country and, outside of the United States, may include political instability, government intervention, discriminatory regulation and currency exchange controls or other restrictions, which could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate, or converting local currencies we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
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
Unfavorable economic conditions may impact demand for certain of our products and services. For example, high unemployment has caused lower enrollment or lower rates of renewal in our employer group benefits and pharmacy services plans. Unfavorable economic conditions also have caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in our membership levels and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retroactively to apply to payments already negotiated or received from the government and could materially and adversely affect our results of operations, financial position and cash flows. In addition, state and federal budgetary pressures could cause the affected governments to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on health insurance and surcharges or fees on select fee-for-service and capitated medical claims. Any of these developments or actions could materially and adversely affect our results of operations, financial position and cash flows.
A prolonged unfavorable economic environment also could adversely impact the financial position of hospitals and other care providers which could materially and adversely affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could adversely impact the customers of our Optum businesses, including health plans, hospitals, care providers, employers and others which could, in turn, materially and adversely affect Optum’s financial results.
Our failure to attract, develop, retain, and manage the succession of key employees and executives could adversely affect our business, results of operations and future performance.
We are dependent on our ability to attract, develop and retain qualified employees and executives, including those with diverse backgrounds, experiences and skill sets, to operate and expand our business. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is extremely competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. In addition, we believe our corporate culture fosters integrity, compassion, relationships, innovation and performance. Adverse changes to our corporate culture could harm our business operations and our ability to retain key employees and executives. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected.
Our investment portfolio may suffer losses which could adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the vast majority of the fair value of our investments as of December 31, 2020. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments which could adversely affect our profitability and equity.
There can be no assurance our investments will produce total positive returns or we will not sell investments at prices which are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.

If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2020, our goodwill and other intangible assets had a carrying value of $82 billion, representing 42% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings.
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
Claims paying ability, financial strength and debt ratings by Nationally Recognized Statistical Rating Organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used by customers and creditors. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. There can be no assurance our current credit ratings will be maintained in the future. Any downgrades in our credit ratings could materially increase our costs of or ability to access funds in the debt capital markets and otherwise materially increase our operating costs.
Risks Related to the Regulation of Our Business
Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies who write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk they would be required to pay a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Certain of our businesses provide products or services to various government agencies. For example, some of our Optum and UnitedHealthcare businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of contracts we hold with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies which might be viewed as an actual or potential conflict of interest. These laws may limit our ability to pursue and perform certain types of work, thereby materially and adversely affecting our results of operations, financial position and cash flows.

Certain of our Optum businesses are also subject to regulations distinct from those faced by our insurance and HMO subsidiaries, some of which could impact our relationships with physicians, hospitals and customers. These regulations include state telemedicine regulations; debt collection laws; banking regulations; distributor and producer licensing requirements; state corporate practice of medicine doctrines; fee-splitting rules; and health care facility licensure and certificate of need requirements. These risks and uncertainties may materially and adversely affect our ability to market or provide our products and services, or to do so at targeted operating margins, or may increase the regulatory burdens under which we operate.
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent change. For example, legislative, administrative and public policy changes to the ACA are being considered, and we cannot predict if the ACA will be further modified. Litigation challenges have been brought seeking to invalidate the ACA in whole or in part. A federal appeals court struck down the ACA as in part unconstitutional in 2019. During the fourth quarter of 2020, the Supreme Court heard oral arguments in the case. Further, the integration into our businesses of entities we acquire may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules which did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
We also must obtain and maintain regulatory approvals to market many of our products and services, increase prices for certain regulated products and services and complete certain acquisitions and dispositions or integrate certain acquisitions. For example, premium rates for our health insurance and managed care products are subject to regulatory review or approval in many states and by the federal government. Additionally, we must submit data on all proposed rate increases on many of our products to HHS for monitoring purposes. Geographic and product expansions of our businesses may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) which vary by jurisdiction. We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our UnitedHealthcare Global business subjects us to Brazilian laws and regulations affecting hospitals, managed care and insurance industries and to regulation by Brazilian regulators, including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, while our Banmédica business is subject to Chilean, Colombian and Peruvian laws, regulations and regulators applicable to hospitals and private insurance. Any international regulator may take an approach to the interpretation, implementation and enforcement of industry regulations which could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted operating margins which may have a material adverse effect on our business, financial condition and results of operations.
The health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity may adversely affect our stock price and damage our reputation in various markets.
As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments, audits and government investigations which could materially and adversely affect our business, results of operations, financial position and cash flows.
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

The government health care programs in which we participate generally are subject to frequent changes, including changes which may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit.
Under the Medicaid managed care program, state Medicaid agencies seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members who were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. If any of these assumptions is materially incorrect, either as a result of unforeseen changes to the programs on which we bid, implementation of material program or policy changes after our bid submission, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system providing various quality bonus payments to Medicare Advantage plans meeting certain quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management, handling of appeals and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial position and cash flows. Any changes in standards or care delivery models applying to government health care programs, including Medicare and Medicaid, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
CMS uses various payment mechanisms to allocate funding for Medicare programs, including adjustment of monthly capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers for Medicare Advantage plans, as well as, for Medicare Part D plans, risk-sharing provisions based on a comparison of costs predicted in our annual bids to actual prescription drug costs. Some state Medicaid programs utilize a similar process. For example, our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS or state agencies for purposes of determining the amount of certain payments to us. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (RADV) audits of selected Medicare health plans to validate the coding practices of and supporting documentation maintained by health care providers. Certain of our local plans have been selected for such audits, which in the past have resulted and in the future could result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS.
We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims by private litigants or whistleblowers who, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which have resulted in, and in the future could result in, adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.

Our businesses providing pharmacy care services face regulatory and operational risks and uncertainties which may differ from the risks of our other businesses.
We provide pharmacy care services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Additionally, various governmental agencies have conducted investigations into certain PBM practices, which have resulted in other PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements. As a provider of pharmacy benefit management services, OptumRx is also subject to an increasing number of licensure, registration and other laws and accreditation standards impacting the business practices of a pharmacy benefit manager. OptumRx also conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and Boards of Pharmacy.
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
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans subject to ERISA. A private party or the DOL, which is the agency who enforces ERISA, could assert the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where those businesses are not contractually obligated to assume fiduciary obligations. If a court were to determine fiduciary obligations apply, we could be subject to claims for breaches of fiduciary obligations or claims we entered into certain prohibited transactions.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers utilizing protected personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
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
Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the European Union, Brazil, Chile, India and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers. For example, effective May 2018, the European Union’s General Data Protection Regulation (GDPR) overhauled data protection laws in the European Union. The new regulation superseded prior European Union privacy and data protection legislation, imposed more stringent European Union data protection requirements on us or our customers, and prescribed greater penalties for noncompliance. Brazilian privacy legislation, similar in certain respects to GDPR, took effect in August 2020.
Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard designed to protect payment card account data.
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
Through our Optum businesses, including our Optum Labs business, we maintain a database of administrative and clinical data statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business and, among other consequences, could subject us to mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards. Any of these consequences could have a material and adverse effect on our results of operations, financial position and cash flows.
Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our results of operations, financial position and cash flows.
Because we operate as a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by state departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily on the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries exceeding specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
To support our business operations in the United States and other countries we own and lease real properties. Our various reportable segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Legal Matters” and “Governmental Investigations, Audits and Reviews” in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 29, 2021, there were 11,085 registered holders of record of our common stock.
DIVIDEND POLICY
In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share, which the Company had paid since June 2019. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the fourth quarter of 2020, we repurchased 5.1 million shares at an average price of $334.54 per share. As of December 31, 2020, we had Board authorization to purchase up to 58 million shares of our common stock.

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 index for the five-year period ended December 31, 2020. The comparisons assume the investment of $100 on December 31, 2015 in our common stock and in each index, and dividends were reinvested when paid.

	12/15	12/16	12/17	12/18	12/19	12/20
UnitedHealth Group	$100.00	$138.41	$193.52	$221.63	$265.92	$322.31
S&P Health Care Index	100.00	97.31	118.79	126.47	152.81	173.36
Dow Jones US Industrial Average	100.00	116.50	149.24	144.05	180.56	198.11
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto included in Part II Item 8, “Financial Statements.” Readers are cautioned the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the PSLRA. These forward-looking statements involve risks and uncertainties which may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below in this Item 7 and in Part I, Item 1A, “Risk Factors.”
Discussions of year-over-year comparisons between 2019 and 2018 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2019.
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health care company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two complementary businesses — Optum and UnitedHealthcare — are driven by this unified mission and vision to improve health care access, affordability, experiences and outcomes for the individuals and organizations we are privileged to serve.
We have four reportable segments across our two business platforms, Optum and UnitedHealthcare:
•OptumHealth;
•OptumInsight;
•OptumRx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. During the second quarter, the global health system experienced unprecedented levels of care deferral, which impacted all of our businesses. As the pandemic advanced, access to and demand for care was most constrained from mid-March through April, began to recover in May and June and restored to near normal seasonal levels in the third quarter. Care patterns continued to normalize in the fourth quarter, returning to, and even exceeding, seasonal baselines, including COVID-19 treatment and testing costs, towards the end of the quarter. The temporary deferral of care experienced in 2020 may cause care patterns to moderately exceed normal baselines in future periods as utilization of health system capacity continues to increase. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
Optum. The temporary deferral of care impacted the Optum businesses for the year ended December 31, 2020. For example, our fee-for-service care delivery business, such as traditional procedure work at our ambulatory surgery centers, was negatively impacted, while our risk-based care delivery business performance reflected lower demand for care. Our OptumInsight and OptumRx volume-based businesses were negatively impacted by the lower level of care encounters which took place, as well as by broader economic factors, contributing to lower managed services and prescription volume. As the health system returned to normal seasonally adjusted levels of care, we have seen business activity approach normal levels. COVID-19 will also continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. The impact of COVID-19 on our care provider and payer clients could impact the volume and types of services Optum provides, as well as the pacing of potential new business opportunities. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 on our Optum businesses is uncertain.

UnitedHealthcare. During 2020, we expanded benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits; provided customers assistance in the form of co-pay waivers and premium forgiveness; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, care providers, members and communities in addressing the COVID-19 crisis. Temporary care deferrals significantly impacted UnitedHealthcare’s results of operations for the year ended December 31, 2020. The impact of temporary care deferrals was offset by COVID-19 related care and testing, the significant financial assistance we provided our customers, rebate requirements and broader economic impacts. Enrollment in our commercial products declined primarily due to employer actions in response to the pandemic.
Increased consumer demand for care, potentially even higher acuity care, along with continued COVID-19 care and testing costs are expected to result in increased future medical costs. Disrupted care patterns, as a result of the pandemic, may temporarily affect the ability to obtain complete member health status information, impacting future revenue in businesses utilizing risk adjustment methodologies. The ultimate overall impact is uncertain and dependent on the future pacing and intensity of the pandemic, the duration of policies and initiatives to address COVID-19, and general economic uncertainty.
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
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including any potential impacts from COVID-19. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum MLR thresholds. We will continue seeking to balance growth and profitability across all of these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. The ACA had an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. Pricing for contracts covering some portion of calendar year 2021 reflected the permanent repeal of the Health Insurance Industry Tax.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect Medicaid revenue growth due to anticipated changes in mix and increases in the number of people we serve; we also believe the payment rate environment creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states who are committed to the long-term viability of their programs.
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
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality, improve the health of populations and reduce costs. We continue to see a greater number of people enrolled in plans with underlying performance-based care provider payment models rewarding high-quality, affordable care and foster collaboration. We work together with clinicians to leverage our data and analytics to provide the necessary information to close gaps in care and improve overall health outcomes for patients.
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2020, we served nearly 18 million people through some form of aligned contractual arrangement, including full-risk, shared-risk and bundled episode-of-care and performance incentive payment approaches.

This trend is creating needs for health management services which can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe provide growth opportunities for our Optum business platform.
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
The ongoing Medicare Advantage funding pressure places continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate pressures and reductions. In some years, these adjustments impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits and implement or increase the member premiums supplementing the monthly payments we receive from the government. Additionally, we decide annually on a county-by-county basis where we will offer Medicare Advantage plans.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ Star ratings. The level of Star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses.
ACA Tax. After a moratorium in 2019, the industry-wide amount of the Health Insurance Industry Tax for 2020, which was primarily borne by customers, was $15.5 billion, with our portion being approximately $3.0 billion. The return of the tax impacted year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations. The Health Insurance Industry Tax was permanently repealed by Congress, effective January 1, 2021.
SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2020 year-over-year operating comparisons to 2019.
•Consolidated revenues increased by 6%, UnitedHealthcare revenues increased 4% and Optum revenues grew 21%.
•UnitedHealthcare served 420,000 fewer people domestically primarily due to increased unemployment and attrition in commercial group benefits, partially offset by growth in government programs.
•Earnings from operations increased by 14%, including increases of 20% at UnitedHealthcare and 7% at Optum.
•Diluted earnings per common share increased 12% to $16.03.
•Cash flows from operations were $22.2 billion, an increase of 20%.
•Return on equity was 24.9%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$201,478	$189,699	$178,087	$11,779	6%
Products	34,145	31,597	29,601	2,548	8
Services	20,016	18,973	17,183	1,043	5
Investment and other income	1,502	1,886	1,376	(384)	(20)
Total revenues	257,141	242,155	226,247	14,986	6
Operating costs:
Medical costs	159,396	156,440	145,403	2,956	2
Operating costs	41,704	35,193	34,074	6,511	19
Cost of products sold	30,745	28,117	26,998	2,628	9
Depreciation and amortization	2,891	2,720	2,428	171	6
Total operating costs	234,736	222,470	208,903	12,266	6
Earnings from operations	22,405	19,685	17,344	2,720	14
Interest expense	(1,663)	(1,704)	(1,400)	41	(2)
Earnings before income taxes	20,742	17,981	15,944	2,761	15
Provision for income taxes	(4,973)	(3,742)	(3,562)	(1,231)	33
Net earnings	15,769	14,239	12,382	1,530	11
Earnings attributable to noncontrolling interests	(366)	(400)	(396)	34	(9)
Net earnings attributable to UnitedHealth Group common shareholders	$15,403	$13,839	$11,986	$1,564	11%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$16.03	$14.33	$12.19	$1.70	12%
Medical care ratio (a)	79.1%	82.5%	81.6%	(3.4)%
Operating cost ratio	16.2	14.5	15.1	1.7
Operating margin	8.7	8.1	7.7	0.6
Tax rate	24.0	20.8	22.3	3.2
Net earnings margin (b)	6.0	5.7	5.3	0.3
Return on equity (c)	24.9%	25.7%	24.4%	(0.8)%
________
(a)Medical care ratio is calculated as medical costs divided by premium revenue.
(b)Net earnings margin attributable to UnitedHealth Group shareholders.
(c)Return on equity is calculated as net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the four quarters of the year presented.
2020 RESULTS OF OPERATIONS COMPARED TO 2019 RESULTS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage and Medicaid; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in pharmacy care services and care delivery. The increases were partially offset by decreased individuals served through our commercial and Global benefits businesses, certain voluntary customer assistance programs and rebate requirements. Revenues were also negatively impacted by decreases in our fee-for-service care delivery and other volume-based businesses, primarily as a result of the care deferral and economic impacts of COVID-19.
Medical Costs and MCR
Medical costs increased as a result of growth in people served through Medicare Advantage and Medicaid, medical cost trends and COVID-19 care and testing costs, partially offset by decreased people served in commercial and Global, modestly lower care patterns and increased prior year favorable development. The MCR decreased primarily due to the temporary deferral of care and the revenue effects of the return of the Health Insurance Industry Tax, partially offset by COVID-19 care and testing costs, rebate requirements and voluntary customer assistance measures.

Operating Cost Ratio
The operating cost ratio increased primarily due to the impact of the return of the Health Insurance Industry Tax, COVID-19 response efforts and business mix, partially offset by operating efficiency gains.
Income Tax Rate
Our effective tax rate increased primarily due to the impact of the return of the nondeductible Health Insurance Industry Tax.
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
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2020	2019	2018	2020 vs. 2019
Revenues
UnitedHealthcare	$200,875	$193,842	$183,476	$7,033	4%
OptumHealth	39,808	30,317	24,145	9,491	31
OptumInsight	10,802	10,006	9,008	796	8
OptumRx	87,498	74,288	69,536	13,210	18
Optum eliminations	(1,800)	(1,661)	(1,409)	(139)	8
Optum	136,308	112,950	101,280	23,358	21
Eliminations	(80,042)	(64,637)	(58,509)	(15,405)	24
Consolidated revenues	$257,141	$242,155	$226,247	$14,986	6%
Earnings from operations
UnitedHealthcare	$12,359	$10,326	$9,113	$2,033	20%
OptumHealth	3,434	2,963	2,430	471	16
OptumInsight	2,725	2,494	2,243	231	9
OptumRx	3,887	3,902	3,558	(15)	—
Optum	10,046	9,359	8,231	687	7
Consolidated earnings from operations	$22,405	$19,685	$17,344	$2,720	14%
Operating margin
UnitedHealthcare	6.2%	5.3%	5.0%	0.9%
OptumHealth	8.6	9.8	10.1	(1.2)
OptumInsight	25.2	24.9	24.9	0.3
OptumRx	4.4	5.3	5.1	(0.9)
Optum	7.4	8.3	8.1	(0.9)
Consolidated operating margin	8.7%	8.1%	7.7%	0.6%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2020	2019	2018	2020 vs. 2019
UnitedHealthcare Employer & Individual	$55,872	$56,945	$54,761	$(1,073)	(2)%
UnitedHealthcare Medicare & Retirement	90,764	83,252	75,473	7,512	9
UnitedHealthcare Community & State	46,487	43,790	43,426	2,697	6
UnitedHealthcare Global	7,752	9,855	9,816	(2,103)	(21)
Total UnitedHealthcare revenues	$200,875	$193,842	$183,476	$7,033	4%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019
Commercial:
Risk-based	7,910	8,575	8,495	(665)	(8)%
Fee-based	18,310	19,185	18,420	(875)	(5)
Total commercial	26,220	27,760	26,915	(1,540)	(6)
Medicare Advantage	5,710	5,270	4,945	440	8
Medicaid	6,620	5,900	6,450	720	12
Medicare Supplement (Standardized)	4,460	4,500	4,545	(40)	(1)
Total public and senior	16,790	15,670	15,940	1,120	7
Total UnitedHealthcare - domestic medical	43,010	43,430	42,855	(420)	(1)
Global	5,425	5,720	6,220	(295)	(5)
Total UnitedHealthcare - medical	48,435	49,150	49,075	(715)	(1)%
Supplemental Data:
Medicare Part D stand-alone	4,045	4,405	4,710	(360)	(8)%
Fee-based and risk-based commercial business decreased primarily due to increased unemployment and related attrition. Medicare Advantage increased due to growth in people served through individual Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states easing redetermination requirements due to COVID-19 and growth in people served via Dual Special Needs Plans. The decrease in people served by UnitedHealthcare Global is a result of increased unemployment and underwriting discipline.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, a greater mix of people with higher acuity needs and the return of the Health Insurance Industry Tax, partially offset by a decrease in the number of individuals served through the commercial and Global businesses and foreign currency impacts. In 2020, earnings from operations increased due to the deferral of care caused by COVID-19 on the health system and the factors impacting revenue, partially offset by the return of the Health Insurance Industry Tax, COVID-19 care and testing costs, customer assistance programs and broader economic effects.
Optum
Total revenues increased as each segment reported revenue growth. Earnings from operations increased due to growth at OptumHealth and OptumInsight.
The results by segment were as follows:
OptumHealth
Revenue and earnings at OptumHealth increased primarily due to organic growth and acquisitions in risk-based care delivery. Reduced care volumes in fee-for-service arrangements as a result of COVID-19 partially offset the increases in revenues and earnings. OptumHealth served approximately 98 million people as of December 31, 2020 compared to 96 million people as of December 31, 2019.
OptumInsight
Revenue and earnings from operations at OptumInsight increased primarily due to growth in technology and managed services, partially offset by decreased activity levels in volume-based services due to the impact of COVID-19 on payer and care provider clients.
OptumRx
Revenue at OptumRx and the corresponding eliminations increased due to the inclusion of retail pharmacy co-payments. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" for further detail. Revenue at OptumRx also increased due to organic and acquisition growth in pharmacy care services, including specialty pharmacy, and new client wins, partially offset by an expected large client transition and lower script volumes driven by COVID-19 related care deferral and fewer people served due to economic-driven employment attrition. Earnings from operations remained relatively flat as COVID-19 impacts were partially offset by the factors impacting revenue and improved supply chain management. OptumRx fulfilled 1.3 billion adjusted scripts in both 2020 and 2019 with growth offset by the large client transition.
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
Our U.S. regulated subsidiaries paid their parent companies dividends of $8.3 billion and $5.6 billion in 2020 and 2019, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our regulated subsidiary dividends.
Our nonregulated businesses also generate significant cash flows from operations available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt and return capital to our shareholders through dividends and repurchases of our common stock.
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2020	2019	2018	2020 vs. 2019
Sources of cash:
Cash provided by operating activities	$22,174	$18,463	$15,713	$3,711
Issuances of long-term debt and short-term borrowings, net of repayments	2,586	3,994	4,134	(1,408)
Proceeds from common share issuances	1,440	1,037	838	403
Customer funds administered	1,677	13	—	1,664
Other	—	219	—	(219)
Total sources of cash	27,877	23,726	20,685
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(7,139)	(8,343)	(5,997)	1,204
Cash dividends paid	(4,584)	(3,932)	(3,320)	(652)
Common share repurchases	(4,250)	(5,500)	(4,500)	1,250
Purchases of property, equipment and capitalized software	(2,051)	(2,071)	(2,063)	20
Purchases of investments, net of sales and maturities	(2,836)	(2,504)	(4,099)	(332)
Other	(965)	(1,237)	(1,743)	272
Total uses of cash	(21,825)	(23,587)	(21,722)
Effect of exchange rate changes on cash and cash equivalents	(116)	(20)	(78)	(96)
Net increase (decrease) in cash and cash equivalents	$5,936	$119	$(1,115)	$5,817
2020 Cash Flows Compared to 2019 Cash Flows
Increased cash flows provided by operating activities were primarily driven by higher net earnings as well as changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included an increase in customer funds administered and net purchases of investments, and decreases in net issuances of long-term debt and short-term borrowings, cash paid for acquisitions and share repurchases.

Financial Condition
As of December 31, 2020, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $59.0 billion included $16.9 billion of cash and cash equivalents (of which $1.3 billion was available for general corporate use), $39.8 billion of debt securities and $2.3 billion of equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.7 years and a weighted-average credit rating of “Double A” as of December 31, 2020. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
Cash Requirements. The Company’s cash requirements within the next twelve months include medical costs payable, accounts payable and accrued liabilities, commercial paper and current maturities of long-term debt, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations; cash available for general corporate use; and the realization of current assets, such as accounts receivable.
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt Obligations. See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail of our commercial paper and long-term debt and the timing of expected future payments. Interest coupon payments are typically paid semi-annually.
•Operating leases. See Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail of our obligations and the timing of expected future payments.
•Purchase and other obligations. These include $5.3 billion, $2.0 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2020.
•Other Liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2020, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
•Redeemable noncontrolling interests. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail. We do not have any material required redemptions in the next twelve months.
We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. However, we also have the ability to generate cash to satisfy both our current and long-term requirements through the issuance of commercial paper, issuance of long-term debt, or drawing under our committed credit facilities or the ability to sell investments. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of senior unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2020, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 38%.
Long-Term Debt. Periodically, we access capital markets to issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our debt, see Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements.”

Credit Ratings. Our credit ratings as of December 31, 2020 were as follows:

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
Share Repurchase Program. As of December 31, 2020, we had Board authorization to purchase up to 58 million shares of our common stock. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Dividends. In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share, which the Company had paid since June 2019. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Pending Acquisitions. In the fourth quarter of 2020, we entered into agreements to acquire multiple companies in the health care sector, which are expected to close in the first half of 2021, subject to regulatory approval and other customary closing conditions. Additionally, in January 2021, we entered into agreements to purchase multiple companies in the health care sector, most notably, Change Healthcare (NASDAQ: CHNG). This acquisition is expected to close in the second half of 2021, subject to Change Healthcare shareholders’ approval, regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $13 billion.
We do not have other significant contractual obligations or commitments requiring cash resources. However, we continually evaluate opportunities to expand our operations, which include internal development of new products, programs and technology applications and may include acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements” for a discussion of new accounting pronouncements which affect us.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates requiring management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties which are sufficiently sensitive and may result in materially different results under different assumptions and conditions.
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services rendered on behalf of insured consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months. As of December 31, 2020, our days outstanding in medical payables was 48 days, calculated as total medical payables divided by total medical costs times the number of days in the period.
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2020, 2019 and 2018 included favorable medical cost development related to prior years of $880 million, $580 million and $320 million, respectively.
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
Completion Factors. A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period adjudicated by us at the date of estimation. Completion factors are the most significant factors we use in developing our medical costs payable estimates for periods prior to the most recent two months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim levels and processing cycles, as well as other factors. Our judgments also consider the impacts of COVID-19 on these factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserve estimates may be significantly impacted.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2020:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$600
(0.50)	399
(0.25)	199
0.25	(198)
0.50	(395)
0.75	(591)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators, which included consideration of COVID-19 in 2020. These factors include but are not limited to pharmacy utilization trends, inpatient hospital authorization data and influenza incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as GDP growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, catastrophes, epidemics and pandemics, such as COVID-19.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2020:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$793
2	529
1	264
(1)	(264)
(2)	(529)
(3)	(793)
The completion factors and medical costs PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2020; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2020 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2020 net earnings would have increased or decreased by approximately $157 million.
For more detail related to our medical cost estimates, see Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors, cost factors, changes in overall financial performance, and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.
We estimate the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value. As of October 1, 2020, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts which may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations of investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2020, there were no significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2020, we had $20 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2020, $8 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2020, $37 billion of our investments were fixed-rate debt securities and $45 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed-income market sectors and debt across maturities, as well as by matching a portion of our floating-rate assets and liabilities, either directly or through the use of interest rate swap contracts. Unrealized gains and losses on investments in available-for-sale debt securities are reported in comprehensive income.
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2020 and 2019 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2020
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$401	$163	$(3,020)	$(8,700)
1	201	82	(1,499)	(4,744)
(1)	(75)	(12)	820	5,266
(2)	(75)	(12)	886	8,101
	December 31, 2019
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$282	$185	$(2,668)	$(6,813)
1	141	93	(1,331)	(3,704)
(1)	(141)	(93)	1,246	4,433
(2)	(282)	(185)	2,071	9,613
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2020, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of December 31, 2020 and 2019, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2020, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $535 million and $1.2 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2020, we had $2.3 billion of investments in equity securities, primarily consisting of investments in employee savings plan related investments and non-U.S. dollar fixed-income funds. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Incurred but not Reported (IBNR) Claim Liability - Refer to Notes 2 and 7 to the financial statements.
Critical Audit Matter Description
Medical costs payable includes estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, for which claims have either not yet been received or processed. These estimates are referred to as incurred but not reported (IBNR) claim liabilities. The Company develops IBNR estimates using an actuarial model that requires management to exercise certain judgments in developing its estimates. Judgments made by management include medical cost per member per month trend factors and completion factors, which include assumptions over the time from date of service to claim receipt, the impact of claim levels, and processing cycles.
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
•We tested the effectiveness of controls over management’s estimate of the IBNR claim liability balance, including controls over the judgments in both the completion factors and the medical cost per member per month trend factors.
•We tested the underlying claims and membership data and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.

•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:
–Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.
–Developing an independent estimate of the IBNR claim liability and comparing our estimate to management’s estimate.
–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2020 with dates of service in 2019 or prior.
Goodwill - Refer to Notes 2 and 6 to the financial statements.
Critical Audit Matter Description
At December 31, 2020, the Company’s goodwill balance was $71 billion. As discussed in Note 2 of the financial statements, for reporting units where a quantitative analysis is performed, the Company performs an annual impairment test measuring the fair values of the reporting units and comparing them to their aggregate carrying values including goodwill. The estimates of the reporting unit fair values are calculated using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about revenue trends, medical cost trends, and operating costs as well as discount rates. The market-based method requires determination of an appropriate group of peer companies whose securities are traded on an active market. The fair values of the reporting units exceeded the carrying values as of the impairment testing date, therefore no impairment was recognized.
We identified a critical audit matter related to the quantitative analysis performed for such reporting units because of the significant assumptions made by management to estimate the fair value of the reporting unit. This required increased auditor judgment and extent of effort, including involvement of fair value specialists to evaluate the reasonableness of management’s estimates and assumptions related to peer company selection and financial projections, which can be impacted by regulatory and macro-economic factors.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation, business, and market assumptions including the discount rate, financial forecasts, and peer group used by management to estimate the fair value of reporting units where a quantitative analysis was performed, included the following, among others:
•We tested the effectiveness of controls over management’s annual goodwill impairment assessment, including those over the determination of the fair value such as controls related to management’s financial forecasts, as well as controls over the selection of discount rates, company specific risks, peer companies, and market multiples.
•We evaluated management’s ability to forecast and meet future revenue, medical cost trend, and operating costs by comparing:
–Actual results to historical forecasts.
–Forecasted information to: internal communications to management and the Board of Directors, industry and economic trends, and analyst reports of revenue and earnings expectations for the Company and its peers.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2020 annual measurement date to December 31, 2020.
•We evaluated management’s selection of peer companies and market multiples.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies, including testing the mathematical accuracy of the calculation, (2) the weighting of such valuation methodologies, and (3) discount rate and company specific risks by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent discount rate estimates and comparing to those selected by management.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2021
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$16,921	$10,985
Short-term investments	2,860	3,260
Accounts receivable, net of allowances of $990 and $519	12,870	11,822
Other current receivables, net of allowances of $1,047 and $859	12,534	9,640
Assets under management	4,076	3,076
Prepaid expenses and other current assets	4,457	3,851
Total current assets	53,718	42,634
Long-term investments	41,242	37,209
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $5,230 and $4,995	8,626	8,704
Goodwill	71,337	65,659
Other intangible assets, net of accumulated amortization of $5,455 and $5,072	10,856	10,349
Other assets	11,510	9,334
Total assets	$197,289	$173,889
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$21,872	$21,690
Accounts payable and accrued liabilities	22,495	19,005
Short-term borrowings and current maturities of long-term debt	4,819	3,870
Unearned revenues	2,842	2,622
Other current liabilities	20,392	14,595
Total current liabilities	72,420	61,782
Long-term debt, less current maturities	38,648	36,808
Deferred income taxes	3,367	2,993
Other liabilities	12,315	10,144
Total liabilities	126,750	111,727
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	2,211	1,726
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 946 and 948 issued and outstanding	10	9
Additional paid-in capital	—	7
Retained earnings	69,295	61,178
Accumulated other comprehensive loss	(3,814)	(3,578)
Nonredeemable noncontrolling interests	2,837	2,820
Total equity	68,328	60,436
Total liabilities, redeemable noncontrolling interests and equity	$197,289	$173,889

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2020	2019	2018
Revenues:
Premiums	$201,478	$189,699	$178,087
Products	34,145	31,597	29,601
Services	20,016	18,973	17,183
Investment and other income	1,502	1,886	1,376
Total revenues	257,141	242,155	226,247
Operating costs:
Medical costs	159,396	156,440	145,403
Operating costs	41,704	35,193	34,074
Cost of products sold	30,745	28,117	26,998
Depreciation and amortization	2,891	2,720	2,428
Total operating costs	234,736	222,470	208,903
Earnings from operations	22,405	19,685	17,344
Interest expense	(1,663)	(1,704)	(1,400)
Earnings before income taxes	20,742	17,981	15,944
Provision for income taxes	(4,973)	(3,742)	(3,562)
Net earnings	15,769	14,239	12,382
Earnings attributable to noncontrolling interests	(366)	(400)	(396)
Net earnings attributable to UnitedHealth Group common shareholders	$15,403	$13,839	$11,986
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$16.23	$14.55	$12.45
Diluted	$16.03	$14.33	$12.19
Basic weighted-average number of common shares outstanding	949	951	963
Dilutive effect of common share equivalents	12	15	20
Diluted weighted-average number of common shares outstanding	961	966	983
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	10	6

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net earnings	$15,769	$14,239	$12,382
Other comprehensive (loss) income:
Gross unrealized gains (losses) on investment securities during the period	1,058	1,212	(294)
Income tax effect	(253)	(279)	67
Total unrealized gains (losses), net of tax	805	933	(227)
Gross reclassification adjustment for net realized gains included in net earnings	(75)	(104)	(62)
Income tax effect	17	24	14
Total reclassification adjustment, net of tax	(58)	(80)	(48)
Total foreign currency translation losses	(983)	(271)	(1,242)
Other comprehensive (loss) income	(236)	582	(1,517)
Comprehensive income	15,533	14,821	10,865
Comprehensive income attributable to noncontrolling interests	(366)	(400)	(396)
Comprehensive income attributable to UnitedHealth Group common shareholders	$15,167	$14,421	$10,469

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2018	969	$10	$1,703	$48,730	$(13)	$(2,654)	$2,057	$49,833
Adjustment to adopt ASU 2016-01				(24)	24			—
Net earnings				11,986			273	12,259
Other comprehensive loss					(275)	(1,242)		(1,517)
Issuances of common stock, and related tax effects	10	—	814					814
Share-based compensation			620					620
Common share repurchases	(19)	—	(2,974)	(1,526)				(4,500)
Cash dividends paid on common shares ($3.45 per share)				(3,320)				(3,320)
Redeemable noncontrolling interest fair value and other adjustments			(163)					(163)
Acquisition and other adjustments of nonredeemable noncontrolling interests							521	521
Distributions to nonredeemable noncontrolling interest							(228)	(228)
Balance at December 31, 2018	960	10	—	55,846	(264)	(3,896)	2,623	54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				13,839			285	14,124
Other comprehensive income (loss)					853	(271)		582
Issuances of common stock, and related tax effects	10	—	696					696
Share-based compensation			673					673
Common share repurchases	(22)	(1)	(937)	(4,562)				(5,500)
Cash dividends paid on common shares ($4.14 per share)				(3,932)				(3,932)
Redeemable noncontrolling interest fair value and other adjustments			(316)					(316)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				196	87
Distributions to nonredeemable noncontrolling interest							(279)	(279)
Balance at December 31, 2019	948	9	7	61,178	589	(4,167)	2,820	60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				15,403			254	15,657
Other comprehensive income (loss)					747	(983)		(236)
Issuances of common stock, and related tax effects	12	1	1,119					1,120
Share-based compensation			647					647
Common share repurchases	(14)	—	(1,576)	(2,674)				(4,250)
Cash dividends paid on common shares ($4.83 per share)				(4,584)				(4,584)
Redeemable noncontrolling interests fair value and other adjustments			(197)					(197)
Acquisition and other adjustments of nonredeemable noncontrolling interests							40	40
Distributions to nonredeemable noncontrolling interests							(277)	(277)
Balance at December 31, 2020	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Operating activities
Net earnings	$15,769	$14,239	$12,382
Noncash items:
Depreciation and amortization	2,891	2,720	2,428
Deferred income taxes	(8)	230	42
Share-based compensation	679	697	638
Other, net	(52)	(106)	(71)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(688)	162	(1,351)
Other assets	(2,195)	(1,563)	(750)
Medical costs payable	152	1,221	1,831
Accounts payable and other liabilities	5,348	733	526
Unearned revenues	278	130	38
Cash flows from operating activities	22,174	18,463	15,713
Investing activities
Purchases of investments	(16,577)	(18,131)	(14,010)
Sales of investments	6,489	8,536	3,641
Maturities of investments	7,252	7,091	6,270
Cash paid for acquisitions, net of cash assumed	(7,139)	(8,343)	(5,997)
Purchases of property, equipment and capitalized software	(2,051)	(2,071)	(2,063)
Other, net	(506)	219	(226)
Cash flows used for investing activities	(12,532)	(12,699)	(12,385)
Financing activities
Common share repurchases	(4,250)	(5,500)	(4,500)
Cash dividends paid	(4,584)	(3,932)	(3,320)
Proceeds from common stock issuances	1,440	1,037	838
Repayments of long-term debt	(3,150)	(1,750)	(2,600)
Proceeds from (repayments of) short-term borrowings, net	872	300	(201)
Proceeds from issuance of long-term debt	4,864	5,444	6,935
Customer funds administered	1,677	13	(131)
Other, net	(459)	(1,237)	(1,386)
Cash flows used for financing activities	(3,590)	(5,625)	(4,365)
Effect of exchange rate changes on cash and cash equivalents	(116)	(20)	(78)
Increase (decrease) in cash and cash equivalents	5,936	119	(1,115)
Cash and cash equivalents, beginning of period	10,985	10,866	11,981
Cash and cash equivalents, end of period	$16,921	$10,985	$10,866

Supplemental cash flow disclosures
Cash paid for interest	$1,704	$1,627	$1,410
Cash paid for income taxes	4,935	3,542	3,257

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements
1.Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health care company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two complementary businesses — Optum and UnitedHealthcare — are driven by this unified mission and vision to improve health care access, affordability, experiences and outcomes for the individuals and organizations we are privileged to serve.
2.Basis of Presentation, Use of Estimates and Significant Accounting Policies
Basis of Presentation
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries.
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to estimates and judgments for medical costs payable and goodwill. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Revenues
Premiums
Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs.
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from the Company’s customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios (MLRs) as calculated under the definitions in the Patient Protection and Affordable Care Act (ACA) and related federal and state regulations and implementing regulation, falling below certain targets are required to rebate ratable portions of their premiums annually. Commercial premiums within the Company’s individual and small group markets are also subject to the ACA risk adjustment program. Medicare Advantage premium revenue includes the impact of the Centers for Medicare & Medicaid Services (CMS) quality bonuses based on plans’ Star rating. Certain of the Company’s Medicaid business is also subject to state minimum MLR rebates.
Premium revenues are recognized based on the estimated premiums earned, net of projected rebates, because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues for certain risk-based arrangements at its OptumHealth care delivery businesses.
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
Products and Services
For the Company’s OptumRx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery, specialty and community health pharmacies. Product revenues include the cost of pharmaceuticals (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s home delivery, specialty and community pharmacies. For the year ended December 31, 2020, the Company recognized revenue and cost of products sold for retail pharmacy co-payments related to its OptumRx business. Revenue recognized in prior periods related to retail pharmacy transactions excludes the member’s applicable co-payment. There was no impact on earnings from operations, net earnings, earnings per share or total equity. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members and accordingly, are reported on a gross basis.
Services revenue consists of fees derived from services performed for customers who self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company receives monthly, a fixed fee per employee, which is recognized as revenue as the Company performs, or makes available, the applicable services to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements. For these fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
Revenues are also comprised of a number of services and products sold through Optum. OptumHealth’s service revenues include net patient service revenues recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds. OptumInsight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. OptumInsight revenues are generally recognized over time and measured each period based on the progress to date as services are performed or made available to customers.
As of December 31, 2020 and 2019, accounts receivables related to products and services were $5.3 billion and $4.3 billion, respectively. In 2020 and 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2020 or 2019.
For the years ended December 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
See Note 14 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2020.
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
Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (IBNR), which includes estimates for claims which have not been received or fully processed, using an actuarial process consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography. Judgments related to these factors contemplated the impact of COVID-19 in 2020.

In developing its medical costs payable estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent two months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period adjudicated by the Company at the date of estimation). For months prior to the most recent two months, the Company applies the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.
Cost of Products Sold
The Company’s cost of products sold includes the cost of pharmaceuticals dispensed to unaffiliated customers either directly at its home delivery, specialty and community pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold, with a corresponding payable for the amounts of the rebates to be remitted to those non-affiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of product revenue. Cost of products sold also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance and professional services.
Cash, Cash Equivalents and Investments
Cash and cash equivalents are highly liquid investments having an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments.
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
The Company evaluates an available-for-sale debt security for credit-related impairment by considering the present value of expected cash flows relative to a security’s amortized cost, the extent to which fair value is less than amortized cost, the financial condition and near-term prospects of the issuer and specific events or circumstances which may influence the operations of the issuer. Credit-related impairments are recorded as an allowance, with an offset to investment and other income. Non-credit related impairments are recorded through other comprehensive income. If the Company intends to sell an impaired security, or will likely be required to sell a security before recovery of the entire amortized cost, the entire impairment is included in net earnings.
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
Pursuant to the Company’s agreement with AARP, program assets are managed separately from the Company’s general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon any transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to the entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2020 and 2019, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $6.3 billion and $4.7 billion, respectively.
As of December 31, 2020 and 2019, the Company’s Medicare Part D receivables amounted to $2.9 billion and $2.3 billion, respectively.
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
Operating Leases
The Company leases facilities and equipment under long-term operating leases which are non-cancelable and expire on various dates. At the lease commencement date, lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not implicit in a lease, the Company utilizes its incremental borrowing rate for a period closely matching the lease term.
The Company’s ROU assets are included in other assets, and lease liabilities are included in other current liabilities and other liabilities in the Company’s Consolidated Balance Sheet.
Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs impairment tests. The Company may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows or a weighted combination of discounted cash flows and a market-based method. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, discount rates and the selection of comparable peer companies. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.
There was no impairment of goodwill during the year ended December 31, 2020.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the year ended December 31, 2020.

Other Current Liabilities
Other current liabilities include health savings account deposits ($10.2 billion and $8.3 billion as of December 31, 2020 and 2019, respectively), the RSF associated with the AARP Program, accruals for premium rebates payable, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Redeemable noncontrolling interests, beginning of period	$1,726	$1,908
Net earnings	112	115
Acquisitions	321	90
Redemptions	—	(618)
Distributions	(149)	(69)
Fair value and other adjustments	201	300
Redeemable noncontrolling interests, end of period	$2,211	$1,726

Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably, primarily over four years and compensation expense related to restricted shares is based on the share price on the date of grant. Stock options vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options is based on the fair value at the date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 90% of the market price of the Company’s common stock at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
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
ACA Tax
The ACA included an annual, nondeductible insurance industry tax (Health Insurance Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products. After a moratorium in 2019, the industry wide amount of the Health Insurance Industry Tax for 2020, which was primarily borne by the customer, was $15.5 billion, of which the Company’s portion was approximately $3.0 billion. The Health Insurance Industry Tax was permanently repealed by Congress, effective January 1, 2021.

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
The Company has determined there have been no other recently adopted or issued accounting standards which had, or will have, a material impact on its Consolidated Financial Statements.
3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,335	$133	$(3)	$3,465
State and municipal obligations	6,893	435	—	7,328
Corporate obligations	18,886	863	(12)	19,737
U.S. agency mortgage-backed securities	6,849	245	(3)	7,091
Non-U.S. agency mortgage-backed securities	2,116	95	(4)	2,207
Total debt securities - available-for-sale	38,079	1,771	(22)	39,828
Debt securities - held-to-maturity:
U.S. government and agency obligations	420	6	—	426
State and municipal obligations	31	2	—	33
Corporate obligations	187	1	—	188
Total debt securities - held-to-maturity	638	9	—	647
Total debt securities	$38,717	$1,780	$(22)	$40,475
December 31, 2019
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,502	$55	$(4)	$3,553
State and municipal obligations	5,680	251	(5)	5,926
Corporate obligations	17,910	343	(11)	18,242
U.S. agency mortgage-backed securities	6,425	109	(6)	6,528
Non-U.S. agency mortgage-backed securities	1,811	37	(3)	1,845
Total debt securities - available-for-sale	35,328	795	(29)	36,094
Debt securities - held-to-maturity:
U.S. government and agency obligations	402	2	—	404
State and municipal obligations	32	2	—	34
Corporate obligations	538	—	(1)	537
Total debt securities - held-to-maturity	972	4	(1)	975
Total debt securities	$36,300	$799	$(30)	$37,069
Nearly all of the Company’s investments in mortgage-backed securities were rated “Triple A” as of December 31, 2020.
The Company held $2.3 billion and $2.0 billion of equity securities as of December 31, 2020 and December 31, 2019, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.3 billion and $1.4 billion of equity method investments in operating businesses in the health care sector, as of December 31, 2020 and 2019, respectively. The allowance for credit losses on held-to-maturity securities at December 31, 2020 was not material.
The amortized cost and fair value of debt securities as of December 31, 2020, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,951	$2,966	$348	$349
Due after one year through five years	11,638	12,088	241	245
Due after five years through ten years	10,212	10,931	27	29
Due after ten years	4,313	4,545	22	24
U.S. agency mortgage-backed securities	6,849	7,091	—	—
Non-U.S. agency mortgage-backed securities	2,116	2,207	—	—
Total debt securities	$38,079	$39,828	$638	$647
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. government and agency obligations	$346	$(3)	$—	$—	$346	$(3)
Corporate obligations	1,273	(9)	456	(3)	1,729	(12)
U.S. agency mortgage-backed securities	601	(3)	—	—	601	(3)
Non-U.S. agency mortgage-backed securities	195	(1)	93	(3)	288	(4)
Total debt securities - available-for-sale	$2,415	$(16)	$549	$(6)	$2,964	$(22)
December 31, 2019
U.S. government and agency obligations	$616	$(4)	$—	$—	$616	$(4)
State and municipal obligations	440	(5)	—	—	440	(5)
Corporate obligations	1,903	(7)	740	(4)	2,643	(11)
U.S. agency mortgage-backed securities	657	(3)	333	(3)	990	(6)
Non-U.S. agency mortgage-backed securities	406	(3)	—	—	406	(3)
Total debt securities - available-for-sale	$4,022	$(22)	$1,073	$(7)	$5,095	$(29)
The Company’s unrealized losses from all securities as of December 31, 2020 were generated from approximately 2,000 positions out of a total of 36,000 positions. The Company believes it will collect the timely principal and interest due on its debt securities having an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, and the potential economic impacts of COVID-19 on the issuers, noting no significant credit deterioration since purchase. As of December 31, 2020, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at December 31, 2020 was not material.
4.    Fair Value
Certain assets and liabilities are measured at fair value in the Consolidated Financial Statements or have fair values disclosed in the Notes to the Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement is categorized in its entirety based on the lowest level input which is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
The fair value hierarchy is summarized as follows:
Level 1 — Quoted prices (unadjusted) for identical assets/liabilities in active markets.
Level 2 — Other observable inputs, either directly or indirectly, including:
•Quoted prices for similar assets/liabilities in active markets;
•Quoted prices for identical or similar assets/liabilities in inactive markets (e.g., few transactions, limited information, noncurrent prices, high variability over time);
•Inputs other than quoted prices observable for the asset/liability (e.g., interest rates, yield curves, implied volatilities, credit spreads); and
•Inputs corroborated by other observable market data.
Level 3 — Unobservable inputs cannot be corroborated by observable market data.
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2020 or 2019.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2020 or 2019.
The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included in the tables below:
Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments which do not trade on a regular basis in active markets are classified as Level 2.
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs currently observable in the markets for similar securities. Inputs often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and nonbinding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by a secondary pricing source, such as its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment to the prices obtained from the pricing service.
Fair values of debt securities which do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2.
Fair value estimates for Level 1 and Level 2 equity securities are based on quoted market prices for actively traded equity securities and/or other market data for the same or comparable instruments and transactions in establishing the prices.
The fair values of Level 3 investments in corporate bonds, which are not a significant portion of our investments, are estimated using valuation techniques relying heavily on management assumptions and qualitative observations.
Throughout the procedures discussed above in relation to the Company’s processes for validating third-party pricing information, the Company validates the understanding of assumptions and inputs used in security pricing and determines the proper classification in the hierarchy based on such understanding.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2020
Cash and cash equivalents	$16,841	$80	$—	$16,921
Debt securities - available-for-sale:
U.S. government and agency obligations	3,241	224	—	3,465
State and municipal obligations	—	7,328	—	7,328
Corporate obligations	25	19,424	288	19,737
U.S. agency mortgage-backed securities	—	7,091	—	7,091
Non-U.S. agency mortgage-backed securities	—	2,207	—	2,207
Total debt securities - available-for-sale	3,266	36,274	288	39,828
Equity securities	1,795	33	—	1,828
Assets under management	1,774	2,250	52	4,076
Total assets at fair value	$23,676	$38,637	$340	$62,653
Percentage of total assets at fair value	38%	61%	1%	100%
December 31, 2019
Cash and cash equivalents	$10,837	$148	$—	$10,985
Debt securities - available-for-sale:
U.S. government and agency obligations	3,369	184	—	3,553
State and municipal obligations	—	5,926	—	5,926
Corporate obligations	70	17,923	249	18,242
U.S. agency mortgage-backed securities	—	6,528	—	6,528
Non-U.S. agency mortgage-backed securities	—	1,845	—	1,845
Total debt securities - available-for-sale	3,439	32,406	249	36,094
Equity securities	1,734	22	—	1,756
Assets under management	1,123	1,918	35	3,076
Total assets at fair value	$17,133	$34,494	$284	$51,911
Percentage of total assets at fair value	33%	66%	1%	100%
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2020
Debt securities - held-to-maturity	$466	$108	$73	$647	$638
Long-term debt and other financing obligations	$—	$51,254	$—	$51,254	$42,171
December 31, 2019
Debt securities - held-to-maturity	$541	$181	$253	$975	$972
Long-term debt and other financing obligations	$—	$45,078	$—	$45,078	$40,278
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2020	December 31, 2019
Land and improvements	$533	$589
Buildings and improvements	4,759	4,705
Computer equipment	1,767	2,015
Furniture and fixtures	1,787	1,752
Less accumulated depreciation	(3,364)	(3,328)
Property and equipment, net	5,482	5,733
Capitalized software	5,010	4,638
Less accumulated amortization	(1,866)	(1,667)
Capitalized software, net	3,144	2,971
Total property, equipment and capitalized software, net	$8,626	$8,704
 Depreciation expense for property and equipment for the years ended December 31, 2020, 2019 and 2018 was $997 million, $995 million and $924 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2020, 2019 and 2018 was $814 million, $721 million and $606 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2019	$26,400	$11,947	$5,772	$14,791	$58,910
Acquisitions	1,022	3,395	2,521	6	6,944
Foreign currency effects and other adjustments, net	(194)	—	(1)	—	(195)
Balance at December 31, 2019	27,228	15,342	8,292	14,797	65,659
Acquisitions	1,180	4,500	—	699	6,379
Foreign currency effects and other adjustments, net	(623)	2	(119)	39	(701)
Balance at December 31, 2020	$27,785	$19,844	$8,173	$15,535	$71,337
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2020			December 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$13,428	$(4,575)	$8,853	$12,968	$(4,319)	$8,649
Trademarks and technology	1,597	(624)	973	1,186	(525)	661
Trademarks and other indefinite-lived	680	—	680	726	—	726
Other	606	(256)	350	541	(228)	313
Total	$16,311	$(5,455)	$10,856	$15,421	$(5,072)	$10,349

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2020		2019
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$1,113	11 years	$1,750	13 years
Trademarks and technology	514	10 years	163	5 years
Other	95	10 years	119	11 years
Total acquired finite-lived intangible assets	$1,722	11 years	$2,032	13 years
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2021	$1,105
2022	998
2023	933
2024	887
2025	850
Amortization expense relating to intangible assets for the years ended December 31, 2020, 2019 and 2018 was $1.1 billion, $1.0 billion and $898 million, respectively.
7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2020	2019	2018
Medical costs payable, beginning of period	$21,690	$19,891	$17,871
Acquisitions	316	679	339
Reported medical costs:
Current year	160,276	157,020	145,723
Prior years	(880)	(580)	(320)
Total reported medical costs	159,396	156,440	145,403
Medical payments:
Payments for current year	(139,974)	(137,155)	(127,155)
Payments for prior years	(19,556)	(18,165)	(16,567)
Total medical payments	(159,530)	(155,320)	(143,722)
Medical costs payable, end of period	$21,872	$21,690	$19,891
For the years ended December 31, 2020 and 2019 medical cost reserve development was primarily driven by lower than expected health system utilization levels. For the year ended December 31, 2018, no individual factors significantly impacted medical cost reserve development. Medical costs payable included IBNR of $14.8 billion and $13.8 billion at December 31, 2020 and 2019, respectively. Substantially all of the IBNR balance as of December 31, 2020 relates to the current year.

The following is information about incurred and paid medical cost development as of December 31, 2020:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2019	2020
2019	$157,020	$156,217
2020		160,276
Total		$316,493

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2019	2020
2019	$(137,155)	$(155,150)
2020		(139,974)
Total		(295,124)
Net remaining outstanding liabilities prior to 2019		503
Total medical costs payable		$21,872

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	December 31, 2020			December 31, 2019
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,296	$1,296	$1,296	$400	$400	$400
2.700% notes due July 2020	—	—	—	1,500	1,499	1,506
Floating rate notes due October 2020	—	—	—	300	300	300
3.875% notes due October 2020	—	—	—	450	450	455
1.950% notes due October 2020	—	—	—	900	899	900
4.700% notes due February 2021	400	400	401	400	403	410
2.125% notes due March 2021	750	750	753	750	749	753
Floating rate notes due June 2021	350	350	350	350	349	350
3.150% notes due June 2021	400	400	405	400	399	407
3.375% notes due November 2021	500	507	509	500	501	512
2.875% notes due December 2021	750	762	768	750	753	765
2.875% notes due March 2022	1,100	1,113	1,127	1,100	1,087	1,121
3.350% notes due July 2022	1,000	999	1,048	1,000	998	1,036
2.375% notes due October 2022	900	897	935	900	896	911
0.000% notes due November 2022	15	14	14	15	13	14
2.750% notes due February 2023	625	644	654	625	624	638
2.875% notes due March 2023	750	789	793	750	770	770
3.500% notes due June 2023	750	748	809	750	747	786
3.500% notes due February 2024	750	747	821	750	746	792
2.375% notes due August 2024	750	747	799	750	747	760
3.750% notes due July 2025	2,000	1,992	2,279	2,000	1,990	2,161
3.700% notes due December 2025	300	298	344	300	298	325
1.250% notes due January 2026	500	496	515	—	—	—
3.100% notes due March 2026	1,000	997	1,121	1,000	996	1,048
3.450% notes due January 2027	750	747	859	750	746	804
3.375% notes due April 2027	625	620	714	625	620	667
2.950% notes due October 2027	950	940	1,067	950	939	988
3.850% notes due June 2028	1,150	1,143	1,367	1,150	1,142	1,269
3.875% notes due December 2028	850	844	1,019	850	843	941
2.875% notes due August 2029	1,000	1,086	1,137	1,000	993	1,029
2.000% notes due May 2030	1,250	1,234	1,326	—	—	—
4.625% notes due July 2035	1,000	992	1,340	1,000	992	1,215
5.800% notes due March 2036	850	839	1,271	850	838	1,129
6.500% notes due June 2037	500	492	800	500	492	712
6.625% notes due November 2037	650	641	1,044	650	641	940
6.875% notes due February 2038	1,100	1,077	1,802	1,100	1,076	1,631
3.500% notes due August 2039	1,250	1,241	1,487	1,250	1,241	1,313
2.750% notes due May 2040	1,000	964	1,085	—	—	—
5.700% notes due October 2040	300	296	451	300	296	396
5.950% notes due February 2041	350	346	540	350	345	475
4.625% notes due November 2041	600	589	820	600	589	716
4.375% notes due March 2042	502	485	661	502	484	580
3.950% notes due October 2042	625	608	790	625	607	688
4.250% notes due March 2043	750	735	982	750	735	856
4.750% notes due July 2045	2,000	1,974	2,814	2,000	1,973	2,463
4.200% notes due January 2047	750	738	991	750	738	861
4.250% notes due April 2047	725	717	963	725	717	839
3.750% notes due October 2047	950	934	1,180	950	934	1,023
4.250% notes due June 2048	1,350	1,330	1,803	1,350	1,330	1,569
4.450% notes due December 2048	1,100	1,086	1,517	1,100	1,086	1,316
3.700% notes due August 2049	1,250	1,235	1,567	1,250	1,235	1,344
2.900% notes due May 2050	1,250	1,208	1,384	—	—	—
3.875% notes due August 2059	1,250	1,228	1,618	1,250	1,228	1,350
3.125% notes due May 2060	1,000	965	1,161	—	—	—
Total short-term borrowings and long-term debt	$42,563	$42,280	$51,301	$39,817	$39,474	$44,234

The Company’s long-term debt obligations also included $1.2 billion of other financing obligations as of both December 31, 2020 and 2019, of which $354 million and $322 million were current as of December 31, 2020 and 2019, respectively.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2021	$4,800
2022	3,180
2023	2,290
2024	1,665
2025	2,465
Thereafter	29,349
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2020, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2025, December 2023 and December 2021, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2020, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2020, annual interest rates would have ranged from 0.8% to 1.0%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2020.
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

(in millions)	2020	2019	2018
Current Provision:
Federal	$4,098	$2,629	$2,897
State and local	392	319	219
Foreign	491	564	404
Total current provision	4,981	3,512	3,520
Deferred (benefit) provision	(8)	230	42
Total provision for income taxes	$4,973	$3,742	$3,562

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2020		2019		2018
Tax provision at the U.S. federal statutory rate	$4,356	21.0%	$3,776	21.0%	$3,348	21.0%
State income taxes, net of federal benefit	315	1.5	271	1.5	168	1.0
Share-based awards - excess tax benefit	(130)	(0.6)	(132)	(0.7)	(161)	(1.0)
Non-deductible compensation	134	0.7	119	0.7	117	0.7
Health insurance tax	626	3.0	—	—	552	3.5
Foreign rate differential	(164)	(0.8)	(214)	(1.2)	(203)	(1.3)
Other, net	(164)	(0.8)	(78)	(0.5)	(259)	(1.6)
Provision for income taxes	$4,973	24.0%	$3,742	20.8%	$3,562	22.3%
Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2020	2019
Deferred income tax assets:
Accrued expenses and allowances	$815	$654
U.S. federal and state net operating loss carryforwards	276	260
Share-based compensation	98	97
Nondeductible liabilities	252	184
Non-U.S. tax loss carryforwards	340	420
Lease liability	1,200	892
Other-domestic	126	179
Other-non-U.S.	454	329
Subtotal	3,561	3,015
Less: valuation allowances	(170)	(147)
Total deferred income tax assets	3,391	2,868
Deferred income tax liabilities:
U.S. federal and state intangible assets	(2,588)	(2,370)
Non-U.S. goodwill and intangible assets	(606)	(735)
Capitalized software	(731)	(683)
Depreciation and amortization	(346)	(301)
Prepaid expenses	(216)	(172)
Outside basis in partnerships	(342)	(317)
Lease right-of-use asset	(1,179)	(887)
Net unrealized gains on investments	(400)	(177)
Other-non-U.S.	(350)	(219)
Total deferred income tax liabilities	(6,758)	(5,861)
Net deferred income tax liabilities	$(3,367)	$(2,993)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Gross federal net operating loss carryforwards of $100 million expire beginning in 2023 through 2037 and $309 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2021 through 2040, with some having an indefinite carryforward period. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2020, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2020	2019	2018
Gross unrecognized tax benefits, beginning of period	$1,423	$1,056	$598
Gross increases:
Current year tax positions	416	512	487
Prior year tax positions	120	2	87
Gross decreases:
Prior year tax positions	(130)	(96)	(84)
Settlements	—	(46)	(20)
Statute of limitations lapses	—	(5)	(12)
Gross unrecognized tax benefits, end of period	$1,829	$1,423	$1,056
The Company believes it is reasonably possible its liability for unrecognized tax benefits will decrease in the next twelve months by $39 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $52 million, $19 million and $6 million of interest and penalties, respectively. The Company had $128 million and $76 million of accrued interest and penalties for uncertain tax positions as of December 31, 2020 and 2019, respectively. These amounts are not included in the reconciliation above. As of December 31, 2020, there were $1.0 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017 through 2020 tax years are under review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2013 tax year. In general, the Company is subject to examination in non-U.S. jurisdictions for years 2015 and forward.
10.    Shareholders' Equity
Regulatory Capital and Dividend Restrictions
The Company’s regulated insurance and health maintenance organization (HMO) subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each jurisdiction, and restrict the timing and amount of dividends and other distributions which may be paid to their parent companies. In the United States, most of these state regulations and standards are generally consistent with model regulations established by the National Association of Insurance Commissioners. These standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally may be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
For the year ended December 31, 2020, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.3 billion, including $4.2 billion of extraordinary dividends. For the year ended December 31, 2019, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $5.6 billion, including $1.3 billion of extraordinary dividends.
The Company's global financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $29.6 billion as of December 31, 2020. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's global financially regulated subsidiaries was approximately $11.9 billion as of December 31, 2020.
Optum Bank must meet minimum capital requirements of the Federal Deposit Insurance Corporation (FDIC) under the capital adequacy rules to which it is subject. At December 31, 2020, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”

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
A summary of common share repurchases for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2020	2019
Common share repurchases, shares	14	22
Common share repurchases, average price per share	$300.58	$245.97
Common share repurchases, aggregate cost	$4,250	$5,500
Board authorized shares remaining	58	72
Dividends
In June 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.00 compared to $4.32 per share, which the Company had paid since June 2019. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2020 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 24	$1.08	$1,024
June 30	1.25	1,188
September 22	1.25	1,188
December 15	1.25	1,184

11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. In June 2020, the Company’s Board of Directors approved 48 million additional shares under the Plan. As of December 31, 2020, the Company had 71 million shares available for future grants of share-based awards under the Plan. As of December 31, 2020, there were also 4 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2020 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	32	$166
Granted	7	311
Exercised	(10)	126
Forfeited	(1)	255
Outstanding at end of period	28	211	6.6	$3,937
Exercisable at end of period	13	150	5.0	2,579
Vested and expected to vest, end of period	27	210	6.5	3,892

Restricted Shares
Restricted share activity for the year ended December 31, 2020 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	5	$207
Granted	1	303
Vested	(2)	187
Nonvested at end of period	4	256
Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2020	2019	2018
Stock Options
Weighted-average grant date fair value of shares granted, per share	$54	$46	$43
Total intrinsic value of stock options exercised	1,736	1,398	1,431
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	303	259	229
Total fair value of restricted shares vested	$574	$545	$521
Employee Stock Purchase Plan
Number of shares purchased	1	1	2
Share-Based Compensation Items
Share-based compensation expense, before tax	$679	$697	$638
Share-based compensation expense, net of tax effects	619	641	587
Income tax benefit realized from share-based award exercises	208	201	239

(in millions, except years)	December 31, 2020
Unrecognized compensation expense related to share awards	$805
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.2% - 1.4%	1.5% - 2.5%	2.6% - 3.1%
Expected volatility	22.2% - 29.5%	19.4% - 21.6%	18.7% - 19.3%
Expected dividend yield	1.4% - 1.7%	1.4% - 1.8%	1.3% - 1.5%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.1	5.3	5.6
Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Expected dividend yields are based on the per share cash dividend paid by the Company. The Company uses historical data to estimate option exercises and forfeitures within the valuation model. The expected lives of options granted represents the period of time the awards granted are expected to be outstanding based on historical exercise patterns.
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2020, 2019 and 2018.

In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $1.6 billion and $1.4 billion as of December 31, 2020 and 2019, respectively.
12.    Commitments and Contingencies
Leases
Operating lease costs were $1.1 billion, $1.0 billion and $751 million for the years ended December 31, 2020, 2019 and 2018, respectively, and included immaterial variable and short-term lease costs for the year ended December 31, 2020 and 2019. Cash payments made on the Company’s operating lease liabilities were $865 million and $746 million for the years ended December 31, 2020 and 2019, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.7 years and 3.0%, respectively.
As of December 31, 2020, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2021	$865
2022	775
2023	646
2024	538
2025	441
Thereafter	1,781
Total future minimum lease payments	5,046
Less imputed interest	(599)
Total	$4,447
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2020, 2019 or 2018.
As of December 31, 2020, the Company had outstanding, undrawn letters of credit with financial institutions of $134 million and surety bonds outstanding with insurance companies of $1.2 billion, primarily to bond contractual performance.
Pending Acquisitions
In the fourth quarter of 2020, the Company entered into agreements to acquire multiple companies in the health care sector, which are expected to close in the first half of 2021, subject to regulatory approval and other customary closing conditions. Additionally, in January 2021, the Company entered into agreements to purchase multiple companies in the health care sector, most notably, Change Healthcare (NASDAQ: CHNG). This acquisition is expected to close in the second half of 2021, subject to Change Healthcare shareholders’ approval, regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $13 billion.
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
The Company records liabilities for its estimates of probable costs resulting from these matters where appropriate. Estimates of costs resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, the Company is often unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable a loss may be incurred.
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the IRS, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the FDIC, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
On February 14, 2017, the DOJ announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. In March 2019, the court denied the government’s motion for partial summary judgment and dismissed the Company’s counterclaims without prejudice. The Company cannot reasonably estimate the outcome which may result from this matter given its procedural status.
13.    Business Combinations
During the year ended December 31, 2020, the Company completed several business combinations for total cash consideration of $7.9 billion.
The total consideration exceeded the fair value of the net tangible assets acquired by $8.1 billion, of which $1.7 billion has been allocated to finite-lived intangible assets and $6.4 billion to goodwill. The majority of goodwill is not deductible for income tax purposes.
Acquired tangible assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$715
Accounts receivable and other current assets	735
Property, equipment and other long-term assets	816
Medical costs payable	(316)
Accounts payable and other current liabilities	(861)
Other long-term liabilities	(817)
Total net tangible assets	$272
The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized. See Note 6 for a summary of the acquisition date fair values and weighted-average useful lives assigned to acquired finite-lived intangible assets.
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of date of acquisition. Through December 31, 2020, acquired entities impact on revenue and net earnings was not material.
Unaudited pro forma revenues for the years ended December 31, 2020 and 2019 as if the acquisitions had occurred on January 1, 2019 were immaterial for both periods. The pro forma effects of the acquisitions on net earnings were immaterial for both years.

14.    Segment Financial Information
Factors used to determine the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker to evaluate its results of operations. Reportable segments with similar economic characteristics, products and services, customers, distribution methods and operational processes which operate in a similar regulatory environment are combined.
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:
•UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global. The U.S. businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology and consumer engagement infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides diversified health care benefits products and services to state programs caring for the economically disadvantaged and the medically underserved. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program and other federal, state and community health care programs. UnitedHealthcare Global provides health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and other diversified global health businesses.
•OptumHealth focuses on care delivery, care management, wellness and consumer engagement, and health financial services. OptumHealth is building a comprehensive, connected health care delivery and engagement platform by directly providing high-quality care, helping people manage chronic and complex health needs, and proactively engaging consumers in managing their health through in-person, virtual and digital clinical platforms. OptumHealth offers access to networks of care provider specialists, health management services, care delivery, consumer engagement and financial services.
•OptumInsight brings together advanced analytics, technology and health care expertise to deliver integrated services and solutions. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations comprising the health care industry depend on OptumInsight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
•OptumRx offers pharmacy care services and programs, including retail network contracting, home delivery, specialty and community health pharmacy services, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management. OptumRx integrates pharmacy and medical care and is positioned to serve patients with complex clinical needs and consumers looking for a better digital pharmacy experience with transparent pricing.
The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy care products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and local care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Transactions with affiliated customers are eliminated in consolidation. Assets and liabilities jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned so each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 36%, 33% and 30% for 2020, 2019 and 2018, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 97%, 96% and 96% of consolidated total revenues for 2020, 2019 and 2018, respectively. Long-lived fixed assets located in the United States represented approximately 75% and 72% of the total long-lived fixed assets as of December 31, 2020 and 2019, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2020
Revenues - unaffiliated customers:
Premiums	$191,679	$9,799	$—	$—	$—	$9,799	$—	$201,478
Products	—	33	135	33,977	—	34,145	—	34,145
Services	8,464	6,815	3,687	1,050	—	11,552	—	20,016
Total revenues - unaffiliated customers	200,143	16,647	3,822	35,027	—	55,496	—	255,639
Total revenues - affiliated customers	—	22,481	6,941	52,420	(1,800)	80,042	(80,042)	—
Investment and other income	732	680	39	51	—	770	—	1,502
Total revenues	$200,875	$39,808	$10,802	$87,498	$(1,800)	$136,308	$(80,042)	$257,141
Earnings from operations	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$—	$22,405
Interest expense	—	—	—	—	—	—	(1,663)	(1,663)
Earnings before income taxes	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$(1,663)	$20,742
Total assets	$98,229	$52,073	$15,425	$39,280	$—	$106,778	$(7,718)	$197,289
Purchases of property, equipment and capitalized software	687	715	461	188	—	1,364	—	2,051
Depreciation and amortization	920	703	670	598	—	1,971	—	2,891
2019
Revenues - unaffiliated customers:
Premiums	$183,783	$5,916	$—	$—	$—	$5,916	$—	$189,699
Products	—	31	116	31,450	—	31,597	—	31,597
Services	8,922	5,732	3,630	689	—	10,051	—	18,973
Total revenues - unaffiliated customers	192,705	11,679	3,746	32,139	—	47,564	—	240,269
Total revenues - affiliated customers	—	17,966	6,239	42,093	(1,661)	64,637	(64,637)	—
Investment and other income	1,137	672	21	56	—	749	—	1,886
Total revenues	$193,842	$30,317	$10,006	$74,288	$(1,661)	$112,950	$(64,637)	$242,155
Earnings from operations	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$—	$19,685
Interest expense	—	—	—	—	—	—	(1,704)	(1,704)
Earnings before income taxes	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$(1,704)	$17,981
Total assets	$88,250	$40,444	$15,181	$36,346	$—	$91,971	$(6,332)	$173,889
Purchases of property, equipment and capitalized software	841	573	495	162	—	1,230	—	2,071
Depreciation and amortization	926	565	672	557	—	1,794	—	2,720
2018
Revenues - unaffiliated customers:
Premiums	$174,282	$3,805	$—	$—	$—	$3,805	$—	$178,087
Products	—	52	111	29,438	—	29,601	—	29,601
Services	8,366	4,925	3,280	612	—	8,817	—	17,183
Total revenues - unaffiliated customers	182,648	8,782	3,391	30,050	—	42,223	—	224,871
Total revenues - affiliated customers	—	14,882	5,596	39,440	(1,409)	58,509	(58,509)	—
Investment and other income	828	481	21	46	—	548	—	1,376
Total revenues	$183,476	$24,145	$9,008	$69,536	$(1,409)	$101,280	$(58,509)	$226,247
Earnings from operations	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$—	$17,344
Interest expense	—	—	—	—	—	—	(1,400)	(1,400)
Earnings before income taxes	$9,113	$2,430	$2,243	$3,558	$—	$8,231	$(1,400)	$15,944
Total assets	$82,938	$29,837	$11,039	$33,912	$—	$74,788	$(5,505)	$152,221
Purchases of property, equipment and capitalized software	761	593	517	192	—	1,302	—	2,063
Depreciation and amortization	845	439	654	490	—	1,583	—	2,428

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) designed to provide reasonable assurance the information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2020
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2020. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2021

ITEM 9B.     OTHER INFORMATION
None.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of March 1, 2021, including their name and principal occupation or employment:

Richard T. Burke	Valerie Montgomery Rice, M.D.
Lead Independent Director UnitedHealth Group	President and Dean Morehouse School of Medicine

Timothy P. Flynn	John H. Noseworthy, M.D.
Retired Chair KPMG International	Former Chief Executive Officer and President Mayo Clinic

Stephen J. Hemsley	Glenn M. Renwick
Chair UnitedHealth Group	Former Chairman and Chief Executive Officer The Progressive Corporation

Michele J. Hooper	Gail R. Wilensky, Ph.D.
President and Chief Executive Officer The Directors’ Council	Senior Fellow Project HOPE

F. William McNabb III	Andrew P. Witty
Former Chairman and Chief Executive Officer The Vanguard Group, Inc.	Chief Executive Officer UnitedHealth Group

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Part I, Item 1 under the caption “Executive Officers of the Registrant.”
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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance” and “Proposal 1-Election of Directors” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by section 201(d) and Item 403 of Regulation S-K will be included under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
PART IV
ITEM  15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)        1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2020 and 2019.
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018.
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.
•Notes to the Consolidated Financial Statements.
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
(b)The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1‑10864.
EXHIBIT INDEX**

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A, Commission File No. 1-10864, filed on July 1, 2015)

3.2
Amended and Restated Bylaws of UnitedHealth Group Incorporated, effective February 23, 2021 (incorporated by reference to Exhibit 3.2 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 26, 2021)

4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated as of November 15, 1988, amended as of November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

4.5	Description of Common Stock (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)
*10.1
UnitedHealth Group 2020 Stock Incentive Plan (incorporated by UnitedHealth Group 2020 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, SEC File Number 333-238854, filed on June 1, 2020)

*10.2
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

*10.3
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

*10.4
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

*10.5
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.7
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.8
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.9
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.10
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.11	UnitedHealth Group Executive Savings Plan (2021 Statement)
*10.12	Summary of Non-Management Director Compensation, effective as of September 1, 2020
*10.13
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

*10.15
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

*10.17
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.18
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.19
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.20
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.21
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.22
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.23	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.24	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.25
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.26
Amendment to Employment Agreement, effective as of August 16, 2017, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

*10.27
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.28
Amended and Restated Employment Agreement, dated February 3, 2021 between the Company and Andrew P. Witty (incorporated by reference to Exhibit 5.02 to UnitedHealth Group Incorporated’s Current Report on Form8-K filed on February 8, 2021)

*10.29
Amended and Restated Employment Agreement, effective as of March 16, 2015, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.44 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.30
Amendment to Employment Agreement, effective as of May 31, 2017, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.45 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.31
Amendment to Employment Agreement, effective as of March 12, 2019, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.46 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.32	Employment Agreement, effective as of October 31, 2019, between United HealthCare Services, Inc. and Patricia Lewis
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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and the Company’s internal control over financial reporting as of December 31, 2020, and have issued our reports thereon dated March 1, 2021; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2021

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$258	$46
Other current assets	562	787
Total current assets	820	833
Equity in net assets of subsidiaries	107,714	93,467
Long-term notes receivable from subsidiaries	5,021	5,079
Other assets	342	794
Total assets	$113,897	$100,173

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$589	$688
Current portion of notes payable to subsidiaries	4,882	750
Short-term borrowings and current maturities of long-term debt	4,465	3,548
Total current liabilities	9,936	4,986
Long-term debt, less current maturities	37,815	35,926
Long-term notes payable to subsidiaries	—	1,314
Other liabilities	655	331
Total liabilities	48,406	42,557
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 946 and 948 issued and outstanding	10	9
Additional paid-in capital	—	7
Retained earnings	69,295	61,178
Accumulated other comprehensive loss	(3,814)	(3,578)
Total UnitedHealth Group shareholders’ equity	65,491	57,616
Total liabilities and shareholders’ equity	$113,897	$100,173
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Revenues:
Investment and other income	$194	$209	$194
Total revenues	194	209	194
Operating costs:
Operating costs	27	38	35
Interest expense	1,594	1,580	1,285
Total operating costs	1,621	1,618	1,320
Loss before income taxes	(1,427)	(1,409)	(1,126)
Benefit for income taxes	300	293	251
Loss of parent company	(1,127)	(1,116)	(875)
Equity in undistributed income of subsidiaries	16,530	14,955	12,861
Net earnings	15,403	13,839	11,986
Other comprehensive (loss) income	(236)	582	(1,517)
Comprehensive income	$15,167	$14,421	$10,469
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Operating activities
Cash flows from operating activities	$8,842	$9,275	$6,099
Investing activities
Issuances of notes to subsidiaries	(628)	(2,722)	(1,420)
Repayments of notes to subsidiaries	1,089	2,249	1,419
Cash paid for acquisitions	(7,706)	(9,645)	(4,066)
Return of capital to parent company	943	4,497	4,196
Capital contributions to subsidiaries	(43)	(803)	(1,259)
Other, net	143	490	4
Cash flows used for investing activities	(6,202)	(5,934)	(1,126)
Financing activities
Common stock repurchases	(4,250)	(5,500)	(4,500)
Proceeds from common stock issuances	1,440	1,037	838
Cash dividends paid	(4,584)	(3,932)	(3,320)
Proceeds from (repayments of) short-term borrowings, net	872	300	(201)
Proceeds from issuance of long-term debt	4,864	5,444	6,935
Repayments of long-term debt	(3,150)	(1,750)	(2,600)
Proceeds (repayments) of notes from subsidiaries	2,818	1,207	(1,127)
Other, net	(438)	(535)	(923)
Cash flows used for financing activities	(2,428)	(3,729)	(4,898)
Increase (decrease) in cash and cash equivalents	212	(388)	75
Cash and cash equivalents, beginning of period	46	434	359
Cash and cash equivalents, end of period	$258	$46	$434

Supplemental cash flow disclosures
Cash paid for interest	$1,633	$1,506	$1,294
Cash paid for income taxes	4,185	2,590	2,379
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
1.    Basis of Presentation
UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $10.0 billion, $5.6 billion and $5.6 billion in 2020, 2019 and 2018, respectively. Additionally, $0.9 billion, $4.5 billion and $4.2 billion in cash were received as a return of capital to the parent company during 2020, 2019 and 2018, respectively.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $1.2 billion at December 31, 2020 and 2019.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2021	$4,446
2022	3,015
2023	2,125
2024	1,500
2025	2,300
Thereafter	29,177
UnitedHealth Group’s parent company had notes payable to subsidiaries of $4.9 billion as of December 31, 2020, which included on-demand features.
4. Commitments and Contingencies
Certain regulated subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2020, 2019 or 2018.
For a summary of commitments and contingencies, see Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
ITEM  16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2021

UNITEDHEALTH GROUP INCORPORATED

By	/s/ ANDREW P. WITTY
Andrew P. Witty Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW P. WITTY	Director and Chief Executive Officer (principal executive officer)	March 1, 2021
Andrew P. Witty
/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2021
John F. Rex
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2021
Thomas E. Roos
*	Director	March 1, 2021
Richard T. Burke
*	Director	March 1, 2021
Timothy P. Flynn
*	Director	March 1, 2021
Stephen J. Hemsley
*	Director	March 1, 2021
Michele J. Hooper
*	Director	March 1, 2021
F. William McNabb III
*	Director	March 1, 2021
Valerie C. Montgomery Rice, M.D.
*	Director	March 1, 2021
John H. Noseworthy, M.D.
*	Director	March 1, 2021
Glenn M. Renwick
*	Director	March 1, 2021
Gail R. Wilensky, Ph.D.

*By	/s/ DANNETTE L. SMITH
Dannette L. Smith As Attorney-in-Fact