Form 10-Q
period 2021-03-31
UNITEDHEALTH GROUP INC
filed 2021-05-05
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2021, there were 943,702,120 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,955	$16,921
Short-term investments	2,962	2,860
Accounts receivable, net	15,980	12,870
Other current receivables, net	11,546	12,534
Assets under management	4,094	4,076
Prepaid expenses and other current assets	4,971	4,457
Total current assets	59,508	53,718
Long-term investments	42,406	41,242
Property, equipment and capitalized software, net	8,496	8,626
Goodwill	72,162	71,337
Other intangible assets, net	10,842	10,856
Other assets	11,757	11,510
Total assets	$205,171	$197,289
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$24,833	$21,872
Accounts payable and accrued liabilities	22,997	22,495
Short-term borrowings and current maturities of long-term debt	8,838	4,819
Unearned revenues	2,612	2,842
Other current liabilities	21,361	20,392
Total current liabilities	80,641	72,420
Long-term debt, less current maturities	37,420	38,648
Deferred income taxes	3,602	3,367
Other liabilities	12,926	12,315
Total liabilities	134,589	126,750
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	1,269	2,211
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 944 and 946 issued and outstanding	10	10
Additional paid-in capital	—	—
Retained earnings	71,220	69,295
Accumulated other comprehensive loss	(4,826)	(3,814)
Nonredeemable noncontrolling interests	2,909	2,837
Total equity	69,313	68,328
Total liabilities, redeemable noncontrolling interests and equity	$205,171	$197,289
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenues:
Premiums	$55,486	$50,640
Products	8,340	8,431
Services	5,918	4,985
Investment and other income	452	365
Total revenues	70,196	64,421
Operating costs:
Medical costs	44,904	41,000
Operating costs	10,223	10,015
Cost of products sold	7,572	7,687
Depreciation and amortization	758	723
Total operating costs	63,457	59,425
Earnings from operations	6,739	4,996
Interest expense	(397)	(437)
Earnings before income taxes	6,342	4,559
Provision for income taxes	(1,364)	(1,094)
Net earnings	4,978	3,465
Earnings attributable to noncontrolling interests	(116)	(83)
Net earnings attributable to UnitedHealth Group common shareholders	$4,862	$3,382
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.14	$3.56
Diluted	$5.08	$3.52
Basic weighted-average number of common shares outstanding	945	949
Dilutive effect of common share equivalents	12	13
Diluted weighted-average number of common shares outstanding	957	962
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	3	10
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net earnings	$4,978	$3,465
Other comprehensive loss:
Gross unrealized losses on investment securities during the period	(764)	(349)
Income tax effect	174	80
Total unrealized losses, net of tax	(590)	(269)
Gross reclassification adjustment for net realized gains included in net earnings	(7)	(18)
Income tax effect	2	4
Total reclassification adjustment, net of tax	(5)	(14)
Total foreign currency translation losses	(417)	(1,499)
Other comprehensive loss	(1,012)	(1,782)
Comprehensive income	3,966	1,683
Comprehensive income attributable to noncontrolling interests	(116)	(83)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,850	$1,600
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized Gains (losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				4,862			80	4,942
Other comprehensive loss					(595)	(417)		(1,012)
Issuances of common stock, and related tax effects	3	—	256					256
Share-based compensation			242					242
Common share repurchases	(5)	—	—	(1,650)				(1,650)
Cash dividends paid on common shares ($1.25 per share)				(1,181)				(1,181)
Redeemable noncontrolling interests fair value and other adjustments			(498)	(106)				(604)
Acquisition and other adjustments of nonredeemable noncontrolling interests							66	66
Distribution to nonredeemable noncontrolling interests							(74)	(74)
Balance at March 31, 2021	944	$10	$—	$71,220	$741	$(5,567)	$2,909	$69,313

Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				3,382			59	3,441
Other comprehensive loss					(283)	(1,499)		(1,782)
Issuances of common stock, and related tax effects	5	1	320					321
Share-based compensation			234					234
Common share repurchases	(6)	—	(510)	(1,181)				(1,691)
Cash dividends paid on common shares ($1.08 per share)				(1,024)				(1,024)
Redeemable noncontrolling interests fair value and other adjustments			(51)					(51)
Acquisition and other adjustments of nonredeemable noncontrolling interests							50	50
Distribution to nonredeemable noncontrolling interests							(43)	(43)
Balance at March 31, 2020	947	$10	$—	$62,327	$306	$(5,666)	$2,886	$59,863
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities
Net earnings	$4,978	$3,465
Noncash items:
Depreciation and amortization	758	723
Deferred income taxes	341	202
Share-based compensation	256	231
Other, net	(55)	45
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,895)	(2,652)
Other assets	(955)	(4,249)
Medical costs payable	2,968	1,120
Accounts payable and other liabilities	870	4,137
Unearned revenues	(261)	(79)
Cash flows from operating activities	6,005	2,943
Investing activities
Purchases of investments	(4,612)	(3,866)
Sales of investments	643	2,170
Maturities of investments	2,255	1,726
Cash paid for acquisitions, net of cash assumed	(1,193)	(929)
Purchases of property, equipment and capitalized software	(568)	(469)
Other, net	(232)	(165)
Cash flows used for investing activities	(3,707)	(1,533)
Financing activities
Common share repurchases	(1,650)	(1,691)
Cash dividends paid	(1,181)	(1,024)
Proceeds from common stock issuances	436	557
Repayments of long-term debt	(1,150)	—
Proceeds from short-term borrowings, net	4,057	10,797
Customer funds administered	2,131	1,062
Other, net	(1,856)	(398)
Cash flows from financing activities	787	9,303
Effect of exchange rate changes on cash and cash equivalents	(51)	(129)
Increase in cash and cash equivalents	3,034	10,584
Cash and cash equivalents, beginning of period	16,921	10,985
Cash and cash equivalents, end of period	$19,955	$21,569
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health care company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two complementary business platforms — Optum and UnitedHealthcare — are driven by this unified mission and vision to improve health care access, affordability, experiences and outcomes for the individuals and organizations we are privileged to serve.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC (2020 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,372	$86	$(26)	$3,432
State and municipal obligations	6,941	345	(22)	7,264
Corporate obligations	20,395	533	(122)	20,806
U.S. agency mortgage-backed securities	6,784	185	(48)	6,921
Non-U.S. agency mortgage-backed securities	2,382	66	(19)	2,429
Total debt securities - available-for-sale	39,874	1,215	(237)	40,852
Debt securities - held-to-maturity:
U.S. government and agency obligations	418	5	—	423
State and municipal obligations	31	2	—	33
Corporate obligations	190	—	—	190
Total debt securities - held-to-maturity	639	7	—	646
Total debt securities	$40,513	$1,222	$(237)	$41,498
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,335	$133	$(3)	$3,465
State and municipal obligations	6,893	435	—	7,328
Corporate obligations	18,886	863	(12)	19,737
U.S. agency mortgage-backed securities	6,849	245	(3)	7,091
Non-U.S. agency mortgage-backed securities	2,116	95	(4)	2,207
Total debt securities - available-for-sale	38,079	1,771	(22)	39,828
Debt securities - held-to-maturity:
U.S. government and agency obligations	420	6	—	426
State and municipal obligations	31	2	—	33
Corporate obligations	187	1	—	188
Total debt securities - held-to-maturity	638	9	—	647
Total debt securities	$38,717	$1,780	$(22)	$40,475
The Company held $2.6 billion and $2.3 billion of equity securities as of March 31, 2021 and December 31, 2020, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.3 billion of equity method investments in operating businesses in the health care sector for both March 31, 2021 and December 31, 2020, respectively. The allowance for credit losses on held-to-maturity securities at March 31, 2021 and December 31, 2020 was not material.

The amortized cost and fair value of debt securities as of March 31, 2021, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,037	$3,053	$354	$355
Due after one year through five years	12,571	12,922	238	242
Due after five years through ten years	10,945	11,263	25	26
Due after ten years	4,155	4,264	22	23
U.S. agency mortgage-backed securities	6,784	6,921	—	—
Non-U.S. agency mortgage-backed securities	2,382	2,429	—	—
Total debt securities	$39,874	$40,852	$639	$646
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$924	$(26)	$—	$—	$924	$(26)
State and municipal obligations	1,141	(22)	3	—	1,144	(22)
Corporate obligations	5,266	(120)	367	(2)	5,633	(122)
U.S. agency mortgage-backed securities	2,552	(48)	1	—	2,553	(48)
Non-U.S. agency mortgage-backed securities	650	(17)	77	(2)	727	(19)
Total debt securities - available-for-sale	$10,533	$(233)	$448	$(4)	$10,981	$(237)
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$346	$(3)	$—	$—	$346	$(3)
Corporate obligations	1,273	(9)	456	(3)	1,729	(12)
U.S. agency mortgage-backed securities	601	(3)	—	—	601	(3)
Non-U.S. agency mortgage-backed securities	195	(1)	93	(3)	288	(4)
Total debt securities - available-for-sale	$2,415	$(16)	$549	$(6)	$2,964	$(22)
The Company’s unrealized losses from debt securities as of March 31, 2021 were generated from approximately 8,000 positions out of a total of 37,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of March 31, 2021, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2021 and December 31, 2020 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2020 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2021
Cash and cash equivalents	$19,880	$75	$—	$19,955
Debt securities - available-for-sale:
U.S. government and agency obligations	3,208	224	—	3,432
State and municipal obligations	—	7,264	—	7,264
Corporate obligations	29	20,497	280	20,806
U.S. agency mortgage-backed securities	—	6,921	—	6,921
Non-U.S. agency mortgage-backed securities	—	2,429	—	2,429
Total debt securities - available-for-sale	3,237	37,335	280	40,852
Equity securities	1,975	27	—	2,002
Assets under management	1,753	2,286	55	4,094
Total assets at fair value	$26,845	$39,723	$335	$66,903
Percentage of total assets at fair value	40%	59%	1%	100%
December 31, 2020
Cash and cash equivalents	$16,841	$80	$—	$16,921
Debt securities - available-for-sale:
U.S. government and agency obligations	3,241	224	—	3,465
State and municipal obligations	—	7,328	—	7,328
Corporate obligations	25	19,424	288	19,737
U.S. agency mortgage-backed securities	—	7,091	—	7,091
Non-U.S. agency mortgage-backed securities	—	2,207	—	2,207
Total debt securities - available-for-sale	3,266	36,274	288	39,828
Equity securities	1,795	33	—	1,828
Assets under management	1,774	2,250	52	4,076
Total assets at fair value	$23,676	$38,637	$340	$62,653
Percentage of total assets at fair value	38%	61%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2021 or 2020.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2021
Debt securities - held-to-maturity	$463	$110	$73	$646	$639
Long-term debt and other financing obligations	$—	$46,315	$—	$46,315	$40,903
December 31, 2020
Debt securities - held-to-maturity	$466	$108	$73	$647	$638
Long-term debt and other financing obligations	$—	$51,254	$—	$51,254	$42,171
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the three months ended March 31, 2021 or 2020.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2021	2020
Medical costs payable, beginning of period	$21,872	$21,690
Acquisitions	12	—
Reported medical costs:
Current year	45,914	41,580
Prior years	(1,010)	(580)
Total reported medical costs	44,904	41,000
Medical payments:
Payments for current year	(25,960)	(23,471)
Payments for prior years	(15,995)	(16,447)
Total medical payments	(41,955)	(39,918)
Medical costs payable, end of period	$24,833	$22,772
For the three months ended March 31, 2021 and March 31, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $16.3 billion and $14.8 billion at March 31, 2021 and December 31, 2020, respectively.

5.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	March 31, 2021			December 31, 2020
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$5,356	$5,355	$5,355	$1,296	$1,296	$1,296
4.700% notes due February 2021	—	—	—	400	400	401
2.125% notes due March 2021	—	—	—	750	750	753
Floating rate notes due June 2021	350	350	350	350	350	350
3.150% notes due June 2021	400	400	402	400	400	405
3.375% notes due November 2021	500	505	506	500	507	509
2.875% notes due December 2021	750	759	764	750	762	768
2.875% notes due March 2022	1,100	1,110	1,120	1,100	1,113	1,127
3.350% notes due July 2022	1,000	999	1,038	1,000	999	1,048
2.375% notes due October 2022	900	898	929	900	897	935
0.000% notes due November 2022	15	14	14	15	14	14
2.750% notes due February 2023	625	641	648	625	644	654
2.875% notes due March 2023	750	784	786	750	789	793
3.500% notes due June 2023	750	748	801	750	748	809
3.500% notes due February 2024	750	747	813	750	747	821
2.375% notes due August 2024	750	748	790	750	747	799
3.750% notes due July 2025	2,000	1,992	2,214	2,000	1,992	2,279
3.700% notes due December 2025	300	298	333	300	298	344
1.250% notes due January 2026	500	496	500	500	496	515
3.100% notes due March 2026	1,000	997	1,086	1,000	997	1,121
3.450% notes due January 2027	750	747	831	750	747	859
3.375% notes due April 2027	625	620	686	625	620	714
2.950% notes due October 2027	950	941	1,024	950	940	1,067
3.850% notes due June 2028	1,150	1,144	1,290	1,150	1,143	1,367
3.875% notes due December 2028	850	844	958	850	844	1,019
2.875% notes due August 2029	1,000	1,015	1,057	1,000	1,086	1,137
2.000% notes due May 2030	1,250	1,234	1,226	1,250	1,234	1,326
4.625% notes due July 2035	1,000	992	1,216	1,000	992	1,340
5.800% notes due March 2036	850	839	1,147	850	839	1,271
6.500% notes due June 2037	500	492	725	500	492	800
6.625% notes due November 2037	650	642	959	650	641	1,044
6.875% notes due February 2038	1,100	1,077	1,648	1,100	1,077	1,802
3.500% notes due August 2039	1,250	1,242	1,342	1,250	1,241	1,487
2.750% notes due May 2040	1,000	964	976	1,000	964	1,085
5.700% notes due October 2040	300	296	412	300	296	451
5.950% notes due February 2041	350	346	494	350	346	540
4.625% notes due November 2041	600	589	736	600	589	820
4.375% notes due March 2042	502	485	593	502	485	661
3.950% notes due October 2042	625	608	712	625	608	790
4.250% notes due March 2043	750	735	878	750	735	982
4.750% notes due July 2045	2,000	1,974	2,496	2,000	1,974	2,814
4.200% notes due January 2047	750	738	875	750	738	991
4.250% notes due April 2047	725	718	847	725	717	963
3.750% notes due October 2047	950	934	1,031	950	934	1,180
4.250% notes due June 2048	1,350	1,330	1,592	1,350	1,330	1,803
4.450% notes due December 2048	1,100	1,087	1,345	1,100	1,086	1,517
3.700% notes due August 2049	1,250	1,235	1,354	1,250	1,235	1,567
2.900% notes due May 2050	1,250	1,208	1,193	1,250	1,208	1,384
3.875% notes due August 2059	1,250	1,228	1,391	1,250	1,228	1,618
3.125% notes due May 2060	1,000	963	979	1,000	965	1,161
Total short-term borrowings and long-term debt	$45,473	$45,108	$50,462	$42,563	$42,280	$51,301

The Company’s long-term debt obligations also included $1.2 billion of other financing obligations as of both March 31, 2021 and December 31, 2020, of which $359 million and $354 million were classified as current as of March 31, 2021 and December 31, 2020, respectively.
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2021, the Company’s outstanding commercial paper had a weighted average annual interest rate of 0.2%.
The Company has $4.4 billion five-year, $4.4 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2025, December 2023 and December 2021, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of March 31, 2021, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of March 31, 2021, annual interest rates would have ranged from 0.8% to 0.9%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including covenants requiring the Company to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of March 31, 2021.
6.    Commitments and Contingencies
Pending Acquisitions
The Company has entered into agreements to purchase companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG), which is expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $12 billion.
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
7.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2020 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2021
Revenues - unaffiliated customers:
Premiums	$52,558	$2,928	$—	$—	$—	$2,928	$—	$55,486
Products	—	8	37	8,295	—	8,340	—	8,340
Services	2,350	2,336	961	271	—	3,568	—	5,918
Total revenues - unaffiliated customers	54,908	5,272	998	8,566	—	14,836	—	69,744
Total revenues - affiliated customers	—	6,952	1,821	13,004	(475)	21,302	(21,302)	—
Investment and other income	206	179	33	34	—	246	—	452
Total revenues	$55,114	$12,403	$2,852	$21,604	$(475)	$36,384	$(21,302)	$70,196
Earnings from operations	$4,108	$962	$779	$890	$—	$2,631	$—	$6,739
Interest expense	—	—	—	—	—	—	(397)	(397)
Earnings before income taxes	$4,108	$962	$779	$890	$—	$2,631	$(397)	$6,342
Three Months Ended March 31, 2020
Revenues - unaffiliated customers:
Premiums	$48,593	$2,047	$—	$—	$—	$2,047	$—	$50,640
Products	—	9	29	8,393	—	8,431	—	8,431
Services	2,278	1,548	891	268	—	2,707	—	4,985
Total revenues - unaffiliated customers	50,871	3,604	920	8,661	—	13,185	—	64,056
Total revenues - affiliated customers	—	5,452	1,562	12,876	(404)	19,486	(19,486)	—
Investment and other income	197	136	12	20	—	168	—	365
Total revenues	$51,068	$9,192	$2,494	$21,557	$(404)	$32,839	$(19,486)	$64,421
Earnings from operations	$2,888	$712	$536	$860	$—	$2,108	$—	$4,996
Interest expense	—	—	—	—	—	—	(437)	(437)
Earnings before income taxes	$2,888	$712	$536	$860	$—	$2,108	$(437)	$4,559

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2020 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2020 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K and additional information on our segments can be found in this Item 2 and in Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. During the three months ended March 31, 2021, overall care activity, including COVID-19 related care, was nearly at seasonal baselines. This was primarily the result of temporary deferral of elective care activity, which generally tracked with COVID-19 incidence rates during the quarter. For the three months ended March 31, 2021, the temporary deferral of care was more than offset by COVID-19 related care and testing costs, rebate requirements, and general economic impacts, such as impacts of unemployment. The temporary deferral of care, along with continued COVID-19 related care costs, may cause care patterns to moderately exceed normal baselines in future periods as utilization of health system capacity increases and consumers resume elective care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
Optum. COVID-19 related care costs continued to impact our OptumHealth risk-based care delivery businesses, which were partially offset by the continued temporary deferral of care. The temporary deferral of care reduced fee-for-service care delivery volume, as well as OptumInsight and OptumRx volume-based business activity. We believe COVID-19 will continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. We expect COVID-19 related care costs and other economic impacts to only partially be offset by temporary deferrals of care in the second half of the year as health systems return to seasonally adjusted levels of care. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 on our Optum businesses is uncertain.

UnitedHealthcare. In 2021, we have continued expanded benefit coverage in areas such as COVID-19 related care and testing, telemedicine, and pharmacy; continuing to assist our customers, care providers, members and communities in addressing the COVID-19 crisis. Temporary care deferrals continued to impact UnitedHealthcare’s results of operations for the three months ended March 31, 2021, offset by COVID-19 related care and testing, rebate requirements and other revenue impacts and broader economic impacts. Enrollment in our commercial products declined primarily due to employer actions in response to the pandemic.
Increased consumer demand for care, potentially even higher acuity care, along with continued COVID-19 related care and testing costs are expected to result in increased future medical costs in the second half of the year. Disrupted care patterns, as a result of the pandemic, have and may continue to temporarily affect the ability to obtain complete member health status information, impacting revenue in businesses utilizing risk adjustment methodologies. The ultimate overall impact is uncertain and dependent on the future pacing and intensity of the pandemic, the duration of policies and initiatives to address COVID-19, and general economic uncertainty.
Business Trends
Our businesses participate in the United States, South American and certain other international health markets. Overall spending on health care is impacted by inflation; utilization; medical technology and pharmaceutical advancement; regulatory requirements; demographic trends in the population; and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions, such as the impacts of COVID-19, and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including any potential impacts from COVID-19. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in both the small group and large group segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs amid reform changes.
Government programs in the community and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. COVID-19 related care and testing costs as well as the deferral of care have also impacted medical cost trends in the current year and may continue in future years. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care. The continued uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which has resulted in, and could result in, increased variability to medical cost reserve development.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of regulatory trends and uncertainties. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Part 1, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K and “Risk Factors” in Part II, Item 1A of this report.
Medicare Advantage Rates. Final 2022 Medicare Advantage rates resulted in an increase in industry base rates of approximately 4.1%, short of the industry forward medical cost trend. We continue to manage costs through improving and expanding our coordinated care models, value-based care arrangements and various consumer engagement tools.
Affordable Care Act (ACA) Tax. The Health Insurance Tax was permanently repealed by Congress, effective January 1, 2021. The permanent repeal of the tax impacts year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2021 year-over-year operating comparisons to first quarter 2020.
•Consolidated revenues grew 9%, UnitedHealthcare revenues grew 8% and Optum revenues grew 11%.
•UnitedHealthcare served 1.1 million more people domestically, driven by growth in community and senior programs, partially offset by decreased people served by our commercial benefits business.
•Consolidated earnings from operations increased 35%, including increases of 42% at UnitedHealthcare and 25% at Optum.
•Diluted earnings per common share increased 44% to $5.08.
•Cash flows from operations for the three months ended March 31, 2021 were $6.0 billion.
•Return on equity was 29.5%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	2021 vs. 2020
Revenues:
Premiums	$55,486	$50,640	$4,846	10%
Products	8,340	8,431	(91)	(1)
Services	5,918	4,985	933	19
Investment and other income	452	365	87	24
Total revenues	70,196	64,421	5,775	9
Operating costs:
Medical costs	44,904	41,000	3,904	10
Operating costs	10,223	10,015	208	2
Cost of products sold	7,572	7,687	(115)	(1)
Depreciation and amortization	758	723	35	5
Total operating costs	63,457	59,425	4,032	7
Earnings from operations	6,739	4,996	1,743	35
Interest expense	(397)	(437)	40	(9)
Earnings before income taxes	6,342	4,559	1,783	39
Provision for income taxes	(1,364)	(1,094)	(270)	25
Net earnings	4,978	3,465	1,513	44
Earnings attributable to noncontrolling interests	(116)	(83)	(33)	40
Net earnings attributable to UnitedHealth Group common shareholders	$4,862	$3,382	$1,480	44%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.08	$3.52	$1.56	44%
Medical care ratio (a)	80.9%	81.0%	(0.1)%
Operating cost ratio	14.6	15.5	(0.9)
Operating margin	9.6	7.8	1.8
Tax rate	21.5	24.0	(2.5)
Net earnings margin (b)	6.9	5.2	1.7
Return on equity (c)	29.5%	23.6%	5.9%
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

2021 RESULTS OF OPERATIONS COMPARED TO 2020 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage and Medicaid; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in care delivery and managed services. The increases were partially offset by decreased individuals served through our commercial benefits business due to the continued economic impacts of COVID-19.
Medical Costs and MCR
Medical costs increased as a result of growth in people served through Medicare Advantage and Medicaid, medical cost trends and COVID-19 related care and testing costs, partially offset by the temporary deferral of care continued to be caused by COVID-19, decreased people served in commercial, increased prior year favorable reserve development and calendar day impacts. The MCR was stable due to the temporary deferral of care, increased prior year favorable reserve development and calendar day impacts, being offset by the permanent repeal of the Health Insurance Tax and COVID-19 related care and testing costs.
Operating Cost Ratio
The operating cost ratio decreased primarily due to the permanent repeal of the return of the Health Insurance Tax and operating efficiency gains, partially offset by business mix.
Income Tax Rate
Our effective tax rate decreased primarily due to the permanent repeal of the nondeductible Health Insurance Tax.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020
Revenues
UnitedHealthcare	$55,114	$51,068	$4,046	8%
OptumHealth	12,403	9,192	3,211	35
OptumInsight	2,852	2,494	358	14
OptumRx	21,604	21,557	47	—
Optum eliminations	(475)	(404)	(71)	18
Optum	36,384	32,839	3,545	11
Eliminations	(21,302)	(19,486)	(1,816)	9
Consolidated revenues	$70,196	$64,421	$5,775	9%
Earnings from operations
UnitedHealthcare	$4,108	$2,888	$1,220	42%
OptumHealth	962	712	250	35
OptumInsight	779	536	243	45
OptumRx	890	860	30	3
Optum	2,631	2,108	523	25
Consolidated earnings from operations	$6,739	$4,996	$1,743	35%
Operating margin
UnitedHealthcare	7.5%	5.7%	1.8%
OptumHealth	7.8	7.7	0.1
OptumInsight	27.3	21.5	5.8
OptumRx	4.1	4.0	0.1
Optum	7.2	6.4	0.8
Consolidated operating margin	9.6%	7.8%	1.8%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020
UnitedHealthcare Employer & Individual	$14,632	$14,280	$352	2%
UnitedHealthcare Medicare & Retirement	25,474	23,152	2,322	10
UnitedHealthcare Community & State	12,973	11,453	1,520	13
UnitedHealthcare Global	2,035	2,183	(148)	(7)
Total UnitedHealthcare revenues	$55,114	$51,068	$4,046	8%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2021	2020	2021 vs. 2020
Commercial:
Risk-based	7,860	8,215	(355)	(4)%
Fee-based	18,455	18,825	(370)	(2)
Total commercial	26,315	27,040	(725)	(3)
Medicare Advantage	6,335	5,575	760	14
Medicaid	6,975	5,880	1,095	19
Medicare Supplement (Standardized)	4,390	4,440	(50)	(1)
Total community and senior	17,700	15,895	1,805	11
Total UnitedHealthcare - domestic medical	44,015	42,935	1,080	3
Global	5,460	5,605	(145)	(3)
Total UnitedHealthcare - medical	49,475	48,540	935	2%
Supplemental Data:
Medicare Part D stand-alone	3,795	4,150	(355)	(9)%
Fee-based and risk-based commercial business decreased primarily due to increased unemployment. Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19, new state-based awards and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage and Medicaid and a greater mix of people with higher acuity needs, partially offset by a decrease in the number of individuals served through commercial benefits and the permanent repeal of the Health Insurance Tax. Earnings from operations increased due to the continued deferral of care caused by COVID-19 on the health system, the growth in people served through Medicare Advantage and Medicaid and the repeal of the Health Insurance Tax, partially offset by COVID-19 related care and testing costs, the reduction in people served through commercial benefits and broader economic impacts of COVID-19.
Optum
Total revenues and earnings from operations increased due to growth at OptumHealth and OptumInsight. The results by segment were as follows:
OptumHealth
Revenue and earnings from operations at OptumHealth increased primarily due to organic growth and acquisitions in care delivery. Earnings from operations were also impacted by the temporary deferral of care at our risk-based businesses caused by COVID-19 and cost management initiatives, partially offset by COVID-19 related care costs. OptumHealth served approximately 99 million people as of March 31, 2021 compared to 96 million people as of March 31, 2020.
OptumInsight
Revenue at OptumInsight increased primarily due to growth in technology and managed services, partially offset by decreased activity levels in volume-based services due to the impact of COVID-19 on payer and care provider clients. Earnings from operations increased primarily due to productivity gains and cost management initiatives, as well as the factors impacting revenue.
OptumRx
Revenue and earnings from operations at OptumRx grew modestly due to organic growth and acquisitions in pharmacy care services and pricing trends, offset by lower script volumes. OptumRx fulfilled 329 million and 339 million adjusted scripts in the first quarters of 2021 and 2020, respectively, as the first quarter 2020 included the advance provision of medications to people served in response to COVID-related supply concerns, with script levels then receding with care deferral patterns.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2021	2020	2021 vs. 2020
Sources of cash:
Cash provided by operating activities	$6,005	$2,943	$3,062
Issuances of short-term borrowings and long-term debt, net of repayments	2,907	10,797	(7,890)
Proceeds from common stock issuances	436	557	(121)
Customer funds administered	2,131	1,062	1,069
Sales and maturities of investments, net of purchases	—	30	(30)
Total sources of cash	11,479	15,389
Uses of cash:
Common stock repurchases	(1,650)	(1,691)	41
Cash paid for acquisitions, net of cash assumed	(1,193)	(929)	(264)
Purchases of investments, net of sales and maturities	(1,714)	—	(1,714)
Purchases of property, equipment and capitalized software	(568)	(469)	(99)
Cash dividends paid	(1,181)	(1,024)	(157)
Other	(2,088)	(563)	(1,525)
Total uses of cash	(8,394)	(4,676)
Effect of exchange rate changes on cash and cash equivalents	(51)	(129)	78
Net increase in cash and cash equivalents	$3,034	$10,584	$(7,550)
2021 Cash Flows Compared to 2020 Cash Flows
Increased cash flows provided by operating activities were primarily driven by increased net earnings and changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included decreased short-term borrowings and increased purchases of investments, partially offset by increased customer funds administered.
Financial Condition
As of March 31, 2021, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $63.4 billion included approximately $20.0 billion of cash and cash equivalents (of which $2.1 billion was available for general corporate use), $40.9 billion of debt securities and $2.6 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 3.8 years and a weighted-average credit rating of “Double A” as of March 31, 2021. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2020 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our 2020 10-K. During the three months ended March 31, 2021, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2021, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 39%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of March 31, 2021 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2021, we repurchased approximately 5 million shares at an average price of $345.42 per share. As of March 31, 2021, we had Board authorization to purchase up to 53 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $5.00 per share.
Pending Acquisitions. The Company has entered into agreements to purchase companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG), which is expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $12 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
There are no recently issued accounting standards that are expected to have a material impact on our Condensed Consolidated Financial Statements.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2020 10-K.

FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic; our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures; changes in or challenges to our public sector contract awards; our ability to contract on competitive terms with physicians, hospitals and other service providers; failure to attract, develop, retain, and manage the succession of key employees and executives; the impact of potential changes in tax laws and regulations (including any increase in the U.S. income tax rate applicable to corporations); failure to achieve targeted operating cost productivity improvements; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of strategic transactions; fluctuations in foreign currency exchange rates; downgrades in our credit ratings; our investment portfolio performance; impairment of our goodwill and intangible assets; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock. This above list is not exhaustive. We discuss these matters, and certain risks that may affect our business operations, financial condition and results of operations more fully in our filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by law.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2021 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2021
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$468	$245	$(3,116)	$(7,467)
1	234	122	(1,576)	(4,059)
(1)	(80)	(14)	1,226	4,741
(2)	(80)	(14)	1,689	9,821
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2021, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of March 31, 2021 and 2020, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2020 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the first quarter 2021, we repurchased approximately 5 million shares at an average price of $345.42 per share. As of March 31, 2021, we had Board authorization to purchase up to 53 million shares of our common stock.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	May 5, 2021
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 5, 2021
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 5, 2021
Thomas E. Roos