Form 10-Q
period 2021-06-30
UNITEDHEALTH GROUP INC
filed 2021-08-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 30, 2021, there were 942,917,366 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,832	$16,921
Short-term investments	2,729	2,860
Accounts receivable, net	14,587	12,870
Other current receivables, net	12,630	12,534
Assets under management	4,198	4,076
Prepaid expenses and other current assets	4,940	4,457
Total current assets	58,916	53,718
Long-term investments	44,061	41,242
Property, equipment and capitalized software, net	8,735	8,626
Goodwill	75,827	71,337
Other intangible assets, net	10,806	10,856
Other assets	11,947	11,510
Total assets	$210,292	$197,289
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$25,131	$21,872
Accounts payable and accrued liabilities	23,013	22,495
Short-term borrowings and current maturities of long-term debt	3,868	4,819
Unearned revenues	2,365	2,842
Other current liabilities	22,180	20,392
Total current liabilities	76,557	72,420
Long-term debt, less current maturities	44,348	38,648
Deferred income taxes	3,641	3,367
Other liabilities	12,425	12,315
Total liabilities	136,971	126,750
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,299	2,211
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 943 and 946 issued and outstanding	10	10
Additional paid-in capital	—	—
Retained earnings	73,090	69,295
Accumulated other comprehensive loss	(4,086)	(3,814)
Nonredeemable noncontrolling interests	3,008	2,837
Total equity	72,022	68,328
Total liabilities, redeemable noncontrolling interests and equity	$210,292	$197,289
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues:
Premiums	$56,233	$49,394	$111,719	$100,034
Products	8,433	8,247	16,773	16,678
Services	6,099	4,156	12,017	9,141
Investment and other income	556	341	1,008	706
Total revenues	71,321	62,138	141,517	126,559
Operating costs:
Medical costs	46,546	34,678	91,450	75,678
Operating costs	10,359	10,001	20,582	20,016
Cost of products sold	7,660	7,501	15,232	15,188
Depreciation and amortization	778	717	1,536	1,440
Total operating costs	65,343	52,897	128,800	112,322
Earnings from operations	5,978	9,241	12,717	14,237
Interest expense	(410)	(430)	(807)	(867)
Earnings before income taxes	5,568	8,811	11,910	13,370
Provision for income taxes	(1,196)	(2,115)	(2,560)	(3,209)
Net earnings	4,372	6,696	9,350	10,161
Earnings attributable to noncontrolling interests	(106)	(59)	(222)	(142)
Net earnings attributable to UnitedHealth Group common shareholders	$4,266	$6,637	$9,128	$10,019
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$4.52	$6.99	$9.66	$10.56
Diluted	$4.46	$6.91	$9.55	$10.43
Basic weighted-average number of common shares outstanding	944	949	945	949
Dilutive effect of common share equivalents	12	11	11	12
Diluted weighted-average number of common shares outstanding	956	960	956	961
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	11	2	11
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net earnings	$4,372	$6,696	$9,350	$10,161
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	251	1,120	(513)	771
Income tax effect	(58)	(257)	116	(177)
Total unrealized gains (losses), net of tax	193	863	(397)	594
Gross reclassification adjustment for net realized gains included in net earnings	(9)	(11)	(16)	(29)
Income tax effect	2	3	4	7
Total reclassification adjustment, net of tax	(7)	(8)	(12)	(22)
Total foreign currency translation gains (losses)	554	(45)	137	(1,544)
Other comprehensive income (loss)	740	810	(272)	(972)
Comprehensive income	5,112	7,506	9,078	9,189
Comprehensive income attributable to noncontrolling interests	(106)	(59)	(222)	(142)
Comprehensive income attributable to UnitedHealth Group common shareholders	$5,006	$7,447	$8,856	$9,047
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2021	944	$10	$—	$71,220	$741	$(5,567)	$2,909	$69,313
Net earnings				4,266			88	4,354
Other comprehensive income					186	554		740
Issuances of common stock, and related tax effects	2	—	292					292
Share-based compensation			158					158
Common share repurchases	(3)	—	(221)	(1,029)				(1,250)
Cash dividends paid on common shares ($1.45 per share)				(1,367)				(1,367)
Redeemable noncontrolling interests fair value and other adjustments			(229)	—				(229)
Acquisition and other adjustments of nonredeemable noncontrolling interests							85	85
Distribution to nonredeemable noncontrolling interests							(74)	(74)
Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022

Balance at March 31, 2020	947	$10	$—	$62,327	$306	$(5,666)	$2,886	$59,863
Net earnings				6,637			38	6,675
Other comprehensive income (loss)					855	(45)		810
Issuances of common stock, and related tax effects	3	—	287					287
Share-based compensation			144					144
Common share repurchases	—	—	—	—				—
Cash dividends paid on common shares ($1.25 per share)				(1,188)				(1,188)
Redeemable noncontrolling interests fair value and other adjustments			(43)					(43)
Distribution to nonredeemable noncontrolling interests							(33)	(33)
Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				9,128			168	9,296
Other comprehensive (loss) income					(409)	137		(272)
Issuances of common stock, and related tax effects	5	—	548					548
Share-based compensation			400					400
Common share repurchases	(8)	—	(221)	(2,679)				(2,900)
Cash dividends paid on common shares ($2.70 per share)				(2,548)				(2,548)
Redeemable noncontrolling interests fair value and other adjustments			(727)	(106)				(833)
Acquisition and other adjustments of nonredeemable noncontrolling interests							151	151
Distribution to nonredeemable noncontrolling interests							(148)	(148)
Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022

Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to Adopt ASU 2016-13				(28)				(28)
Net earnings				10,019			97	10,116
Other comprehensive income (loss)					572	(1,544)		(972)
Issuances of common stock, and related tax effects	8	1	607					608
Share-based compensation			378					378
Common share repurchases	(6)	—	(510)	(1,181)				(1,691)
Cash dividends paid on common shares ($2.33 per share)				(2,212)				(2,212)
Redeemable noncontrolling interests fair value and other adjustments			(94)					(94)
Acquisitions and other adjustments of nonredeemable noncontrolling interests							50	50
Distribution to nonredeemable noncontrolling interests							(76)	(76)
Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities
Net earnings	$9,350	$10,161
Noncash items:
Depreciation and amortization	1,536	1,440
Deferred income taxes	327	114
Share-based compensation	426	388
Other, net	(214)	124
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,218)	(439)
Other assets	(1,523)	(3,784)
Medical costs payable	3,086	(2,353)
Accounts payable and other liabilities	298	7,591
Unearned revenues	(523)	(296)
Cash flows from operating activities	11,545	12,946
Investing activities
Purchases of investments	(8,847)	(6,412)
Sales of investments	1,408	3,548
Maturities of investments	4,650	3,437
Cash paid for acquisitions, net of cash assumed	(4,642)	(3,952)
Purchases of property, equipment and capitalized software	(1,130)	(920)
Other, net	(648)	(186)
Cash flows used for investing activities	(9,209)	(4,485)
Financing activities
Common share repurchases	(2,900)	(1,691)
Cash dividends paid	(2,548)	(2,212)
Proceeds from common stock issuances	764	870
Repayments of long-term debt	(1,900)	—
(Repayments of) proceeds from short-term borrowings, net	(176)	351
Proceeds from issuance of long-term debt	6,934	4,864
Customer funds administered	2,395	1,263
Purchases of redeemable noncontrolling interests	(1,338)	—
Other, net	(662)	(421)
Cash flows from financing activities	569	3,024
Effect of exchange rate changes on cash and cash equivalents	6	(143)
Increase in cash and cash equivalents	2,911	11,342
Cash and cash equivalents, beginning of period	16,921	10,985
Cash and cash equivalents, end of period	$19,832	$22,327
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,526	$88	$(17)	$3,597
State and municipal obligations	7,044	386	(7)	7,423
Corporate obligations	21,116	628	(57)	21,687
U.S. agency mortgage-backed securities	6,596	167	(30)	6,733
Non-U.S. agency mortgage-backed securities	2,623	72	(10)	2,685
Total debt securities - available-for-sale	40,905	1,341	(121)	42,125
Debt securities - held-to-maturity:
U.S. government and agency obligations	412	4	—	416
State and municipal obligations	30	2	—	32
Corporate obligations	148	—	(1)	147
Total debt securities - held-to-maturity	590	6	(1)	595
Total debt securities	$41,495	$1,347	$(122)	$42,720
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,335	$133	$(3)	$3,465
State and municipal obligations	6,893	435	—	7,328
Corporate obligations	18,886	863	(12)	19,737
U.S. agency mortgage-backed securities	6,849	245	(3)	7,091
Non-U.S. agency mortgage-backed securities	2,116	95	(4)	2,207
Total debt securities - available-for-sale	38,079	1,771	(22)	39,828
Debt securities - held-to-maturity:
U.S. government and agency obligations	420	6	—	426
State and municipal obligations	31	2	—	33
Corporate obligations	187	1	—	188
Total debt securities - held-to-maturity	638	9	—	647
Total debt securities	$38,717	$1,780	$(22)	$40,475
The Company held $2.8 billion and $2.3 billion of equity securities as of June 30, 2021 and December 31, 2020, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds with readily determinable fair values and other venture investments. Additionally, the Company’s investments included $1.3 billion of equity method investments in operating businesses in the health care sector as of June 30, 2021 and December 31, 2020. The allowance for credit losses on held-to-maturity securities at June 30, 2021 and December 31, 2020 was not material.

The amortized cost and fair value of debt securities as of June 30, 2021, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,808	$2,822	$309	$310
Due after one year through five years	13,088	13,460	231	233
Due after five years through ten years	11,550	12,000	28	29
Due after ten years	4,240	4,425	22	23
U.S. agency mortgage-backed securities	6,596	6,733	—	—
Non-U.S. agency mortgage-backed securities	2,623	2,685	—	—
Total debt securities	$40,905	$42,125	$590	$595
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,201	$(17)	$—	$—	$1,201	$(17)
State and municipal obligations	777	(7)	—	—	777	(7)
Corporate obligations	4,679	(56)	229	(1)	4,908	(57)
U.S. agency mortgage-backed securities	2,668	(30)	—	—	2,668	(30)
Non-U.S. agency mortgage-backed securities	713	(8)	42	(2)	755	(10)
Total debt securities - available-for-sale	$10,038	$(118)	$271	$(3)	$10,309	$(121)
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$346	$(3)	$—	$—	$346	$(3)
Corporate obligations	1,273	(9)	456	(3)	1,729	(12)
U.S. agency mortgage-backed securities	601	(3)	—	—	601	(3)
Non-U.S. agency mortgage-backed securities	195	(1)	93	(3)	288	(4)
Total debt securities - available-for-sale	$2,415	$(16)	$549	$(6)	$2,964	$(22)
The Company’s unrealized losses from debt securities as of June 30, 2021 were generated from approximately 6,500 positions out of a total of 38,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of June 30, 2021, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2021 and December 31, 2020 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2020 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2021
Cash and cash equivalents	$19,703	$129	$—	$19,832
Debt securities - available-for-sale:
U.S. government and agency obligations	3,379	218	—	3,597
State and municipal obligations	—	7,423	—	7,423
Corporate obligations	40	21,416	231	21,687
U.S. agency mortgage-backed securities	—	6,733	—	6,733
Non-U.S. agency mortgage-backed securities	—	2,685	—	2,685
Total debt securities - available-for-sale	3,419	38,475	231	42,125
Equity securities	1,917	20	—	1,937
Assets under management	1,803	2,292	103	4,198
Total assets at fair value	$26,842	$40,916	$334	$68,092
Percentage of total assets at fair value	39%	60%	1%	100%
December 31, 2020
Cash and cash equivalents	$16,841	$80	$—	$16,921
Debt securities - available-for-sale:
U.S. government and agency obligations	3,241	224	—	3,465
State and municipal obligations	—	7,328	—	7,328
Corporate obligations	25	19,424	288	19,737
U.S. agency mortgage-backed securities	—	7,091	—	7,091
Non-U.S. agency mortgage-backed securities	—	2,207	—	2,207
Total debt securities - available-for-sale	3,266	36,274	288	39,828
Equity securities	1,795	33	—	1,828
Assets under management	1,774	2,250	52	4,076
Total assets at fair value	$23,676	$38,637	$340	$62,653
Percentage of total assets at fair value	38%	61%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2021 or 2020.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2021
Debt securities - held-to-maturity	$494	$93	$8	$595	$590
Long-term debt and other financing obligations	$—	$54,023	$—	$54,023	$47,091
December 31, 2020
Debt securities - held-to-maturity	$466	$108	$73	$647	$638
Long-term debt and other financing obligations	$—	$51,254	$—	$51,254	$42,171
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the six months ended June 30, 2021 or 2020.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2021	2020
Medical costs payable, beginning of period	$21,872	$21,690
Acquisitions	46	41
Reported medical costs:
Current year	92,570	76,338
Prior years	(1,120)	(660)
Total reported medical costs	91,450	75,678
Medical payments:
Payments for current year	(69,808)	(59,482)
Payments for prior years	(18,429)	(18,727)
Total medical payments	(88,237)	(78,209)
Medical costs payable, end of period	$25,131	$19,200
For the six months ended June 30, 2021 and June 30, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $16.9 billion and $14.8 billion at June 30, 2021 and December 31, 2020, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In May 2021, the Company issued $7.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
0.550% notes due May 2024	$1,000
1.150% notes due May 2026	1,000
2.300% notes due May 2031	1,500
3.050% notes due May 2041	1,500
3.250% notes due May 2051	2,000
For more information on the Company’s short-term borrowings, debt covenants and long-term debt see Note 8 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2020 10-K.

6.    Dividends
In June 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share, which the Company had paid since June 2020. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2021 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 23	$1.25	$1,181
June 29	$1.45	$1,367
7.    Commitments and Contingencies
Pending Acquisitions
The Company has entered into agreements to purchase companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG), subject to regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $9 billion.
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

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2020 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenues - unaffiliated customers:
Premiums	$52,858	$3,375	$—	$—	$—	$3,375	$—	$56,233
Products	—	9	33	8,391	—	8,433	—	8,433
Services	2,440	2,461	930	268	—	3,659	—	6,099
Total revenues - unaffiliated customers	55,298	5,845	963	8,659	—	15,467	—	70,765
Total revenues - affiliated customers	—	7,221	1,921	13,792	(478)	22,456	(22,456)	—
Investment and other income	176	234	73	73	—	380	—	556
Total revenues	$55,474	$13,300	$2,957	$22,524	$(478)	$38,303	$(22,456)	$71,321
Earnings from operations	$3,095	$1,128	$762	$993	$—	$2,883	$—	$5,978
Interest expense	—	—	—	—	—	—	(410)	(410)
Earnings before income taxes	$3,095	$1,128	$762	$993	$—	$2,883	$(410)	$5,568
Three Months Ended June 30, 2020
Revenues - unaffiliated customers:
Premiums	$47,039	$2,355	$—	$—	$—	$2,355	$—	$49,394
Products	—	7	27	8,213	—	8,247	—	8,247
Services	1,895	1,225	764	272	—	2,261	—	4,156
Total revenues - unaffiliated customers	48,934	3,587	791	8,485	—	12,863	—	61,797
Total revenues - affiliated customers	—	5,423	1,823	12,865	(447)	19,664	(19,664)	—
Investment and other income	173	129	18	21	—	168	—	341
Total revenues	$49,107	$9,139	$2,632	$21,371	$(447)	$32,695	$(19,664)	$62,138
Earnings from operations	$7,007	$841	$561	$832	$—	$2,234	$—	$9,241
Interest expense	—	—	—	—	—	—	(430)	(430)
Earnings before income taxes	$7,007	$841	$561	$832	$—	$2,234	$(430)	$8,811

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2021
Revenues - unaffiliated customers:
Premiums	$105,416	$6,303	$—	$—	$—	$6,303	$—	$111,719
Products	—	17	70	16,686	—	16,773	—	16,773
Services	4,790	4,797	1,891	539	—	7,227	—	12,017
Total revenues - unaffiliated customers	110,206	11,117	1,961	17,225	—	30,303	—	140,509
Total revenues - affiliated customers	—	14,173	3,742	26,796	(953)	43,758	(43,758)	—
Investment and other income	382	413	106	107	—	626	—	1,008
Total revenues	$110,588	$25,703	$5,809	$44,128	$(953)	$74,687	$(43,758)	$141,517
Earnings from operations	$7,203	$2,090	$1,541	$1,883	$—	$5,514	$—	$12,717
Interest expense	—	—	—	—	—	—	(807)	(807)
Earnings before income taxes	$7,203	$2,090	$1,541	$1,883	$—	$5,514	$(807)	$11,910
Six Months Ended June 30, 2020
Revenues - unaffiliated customers:
Premiums	$95,632	$4,402	$—	$—	$—	$4,402	$—	$100,034
Products	—	16	56	16,606	—	16,678	—	16,678
Services	4,173	2,773	1,655	540	—	4,968	—	9,141
Total revenues - unaffiliated customers	99,805	7,191	1,711	17,146	—	26,048	—	125,853
Total revenues - affiliated customers	—	10,875	3,385	25,741	(851)	39,150	(39,150)	—
Investment and other income	370	265	30	41	—	336	—	706
Total revenues	$100,175	$18,331	$5,126	$42,928	$(851)	$65,534	$(39,150)	$126,559
Earnings from operations	$9,895	$1,553	$1,097	$1,692	$—	$4,342	$—	$14,237
Interest expense	—	—	—	—	—	—	(867)	(867)
Earnings before income taxes	$9,895	$1,553	$1,097	$1,692	$—	$4,342	$(867)	$13,370

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
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. Overall care activity approached seasonal baselines, including a mix of temporary deferral of care activity and COVID-19 related care costs. The temporary deferral of care was more than offset by COVID-19 related care and testing costs, rebate requirements, and general economic impacts, such as impacts of unemployment. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
Optum. COVID-19 related care costs continued to impact our OptumHealth risk-based care delivery businesses, which were partially offset by the continued temporary deferral of care. The temporary deferral of care reduced fee-for-service care delivery volume, as well as OptumInsight and OptumRx volume-based business activity, although we expect the impact to continue decreasing as care returns to, and potentially exceeds, normal levels. We believe COVID-19 will continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how and where care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. We expect COVID-19 related care costs and other economic impacts to be only partially offset by remaining temporary deferrals of care in the second half of the year as health systems return to seasonally adjusted levels of care. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 on our Optum businesses is uncertain.

UnitedHealthcare. In 2021, we have continued expanded benefit coverage in areas such as COVID-19 related care and testing, telemedicine, and pharmacy; continuing to assist our customers, care providers, members and communities in addressing the COVID-19 crisis. UnitedHealthcare’s results of operations were negatively impacted by COVID-19 related care and testing, rebate requirements and other revenue impacts and broader economic impacts, partially offset by the continued deferral of care. Enrollment in our commercial products declined primarily due to employer actions in response to the pandemic, while the increase in people served through Medicaid was attributable in part to continuing action by states to ease redetermination requirements due to the COVID-19 public health emergency.
Increased consumer demand for care, potentially even higher acuity care, along with continued COVID-19 related care costs are expected to result in increased future medical costs in the second half of the year. Disrupted care patterns, as a result of the pandemic, have and may continue to temporarily affect the ability to obtain complete member health status information, impacting revenue in businesses utilizing risk adjustment methodologies. The ultimate overall impact is uncertain and dependent on the future pacing and intensity of the pandemic, the duration of policies and initiatives to address COVID-19, and general economic uncertainty.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. COVID-19 related care costs as well as the deferral of care have also impacted medical cost trends in the current year and may continue in future years. Future medical cost trends may be impacted by increased consumer demand for care, potentially even higher acuity care, due to the temporary deferral of care since the onset of the pandemic. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high quality, affordable care. The continued uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which has resulted in, and could result in, increased variability to medical cost reserve development.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of regulatory trends and uncertainties. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation,” Part 1, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2021 year-over-year operating comparisons to second quarter 2020.
•Consolidated revenues grew 15%, UnitedHealthcare revenues grew 13% and Optum revenues grew 17%.
•UnitedHealthcare served 1.1 million more people domestically, driven by growth in community and senior programs, partially offset a decrease in people served by our commercial business.
•Consolidated and UnitedHealthcare earnings from operations decreased due to lower temporary deferrals of care caused by COVID-19, partially offset by an increase at Optum.
•Diluted earnings per common share were $4.46.
•Cash flows from operations for the six months ended June 30, 2021 were $11.5 billion.
•Return on equity was 25.2%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues:
Premiums	$56,233	$49,394	$6,839	14%	$111,719	$100,034	$11,685	12%
Products	8,433	8,247	186	2	16,773	16,678	95	1
Services	6,099	4,156	1,943	47	12,017	9,141	2,876	31
Investment and other income	556	341	215	63	1,008	706	302	43
Total revenues	71,321	62,138	9,183	15	141,517	126,559	14,958	12
Operating costs:
Medical costs	46,546	34,678	11,868	34	91,450	75,678	15,772	21
Operating costs	10,359	10,001	358	4	20,582	20,016	566	3
Cost of products sold	7,660	7,501	159	2	15,232	15,188	44	—
Depreciation and amortization	778	717	61	9	1,536	1,440	96	7
Total operating costs	65,343	52,897	12,446	24	128,800	112,322	16,478	15
Earnings from operations	5,978	9,241	(3,263)	(35)	12,717	14,237	(1,520)	(11)
Interest expense	(410)	(430)	20	(5)	(807)	(867)	60	(7)
Earnings before income taxes	5,568	8,811	(3,243)	(37)	11,910	13,370	(1,460)	(11)
Provision for income taxes	(1,196)	(2,115)	919	(43)	(2,560)	(3,209)	649	(20)
Net earnings	4,372	6,696	(2,324)	(35)	9,350	10,161	(811)	(8)
Earnings attributable to noncontrolling interests	(106)	(59)	(47)	80	(222)	(142)	(80)	56
Net earnings attributable to UnitedHealth Group common shareholders	$4,266	$6,637	$(2,371)	(36)%	$9,128	$10,019	$(891)	(9)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$4.46	$6.91	$(2.45)	(35)%	$9.55	$10.43	$(0.88)	(8)%
Medical care ratio (a)	82.8%	70.2%	12.6%		81.9%	75.7%	6.2%
Operating cost ratio	14.5	16.1	(1.6)		14.5	15.8	(1.3)
Operating margin	8.4	14.9	(6.5)		9.0	11.2	(2.2)
Tax rate	21.5	24.0	(2.5)		21.5	24.0	(2.5)
Net earnings margin (b)	6.0	10.7	(4.7)		6.5	7.9	(1.4)
Return on equity (c)	25.2%	44.0%	(18.8)%		27.3%	33.7%	(6.4)%
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

2021 RESULTS OF OPERATIONS COMPARED TO 2020 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage and Medicaid; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in care delivery and managed services. The increases partially offset a decrease in individuals served through our commercial business due to the continued economic impacts of COVID-19.
Medical Costs and MCR
Medical costs increased as a result of increased COVID-19 related care costs, lower temporary care deferrals, growth in people served through Medicare Advantage and Medicaid and medical cost trends, partially offset by decreased people served in our commercial business. The MCR increased due to increased COVID-19 related care costs and the decreased deferral of care over the year ago quarter and the permanent repeal of the Health Insurance Tax. For the six months ended June 30, 2021, medical costs and the MCR were also impacted by increased prior year favorable reserve development.
Operating Cost Ratio
The operating cost ratio decreased primarily due to the permanent repeal of the Health Insurance Tax, COVID-19 impacts on revenue and operating costs in the prior year and operating efficiency gains, partially offset by business mix.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues
UnitedHealthcare	$55,474	$49,107	$6,367	13%	$110,588	$100,175	$10,413	10%
OptumHealth	13,300	9,139	4,161	46	25,703	18,331	7,372	40
OptumInsight	2,957	2,632	325	12	5,809	5,126	683	13
OptumRx	22,524	21,371	1,153	5	44,128	42,928	1,200	3
Optum eliminations	(478)	(447)	(31)	7	(953)	(851)	(102)	12
Optum	38,303	32,695	5,608	17	74,687	65,534	9,153	14
Eliminations	(22,456)	(19,664)	(2,792)	14	(43,758)	(39,150)	(4,608)	12
Consolidated revenues	$71,321	$62,138	$9,183	15%	$141,517	$126,559	$14,958	12%
Earnings from operations
UnitedHealthcare	$3,095	$7,007	$(3,912)	(56)%	$7,203	$9,895	$(2,692)	(27)%
OptumHealth	1,128	841	287	34	2,090	1,553	537	35
OptumInsight	762	561	201	36	1,541	1,097	444	40
OptumRx	993	832	161	19	1,883	1,692	191	11
Optum	2,883	2,234	649	29	5,514	4,342	1,172	27
Consolidated earnings from operations	$5,978	$9,241	$(3,263)	(35)%	$12,717	$14,237	$(1,520)	(11)%
Operating margin
UnitedHealthcare	5.6%	14.3%	(8.7)%		6.5%	9.9%	(3.4)%
OptumHealth	8.5	9.2	(0.7)		8.1	8.5	(0.4)
OptumInsight	25.8	21.3	4.5		26.5	21.4	5.1
OptumRx	4.4	3.9	0.5		4.3	3.9	0.4
Optum	7.5	6.8	0.7		7.4	6.6	0.8
Consolidated operating margin	8.4%	14.9%	(6.5)%		9.0%	11.2%	(2.2)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
UnitedHealthcare Employer & Individual	$14,942	$12,963	$1,979	15%	$29,574	$27,243	$2,331	9%
UnitedHealthcare Medicare & Retirement	25,304	22,855	2,449	11	50,778	46,007	4,771	10
UnitedHealthcare Community & State	13,110	11,523	1,587	14	26,083	22,976	3,107	14
UnitedHealthcare Global	2,118	1,766	352	20	4,153	3,949	204	5
Total UnitedHealthcare revenues	$55,474	$49,107	$6,367	13%	$110,588	$100,175	$10,413	10%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2021	2020	2021 vs. 2020
Commercial:
Risk-based	7,840	8,065	(225)	(3)%
Fee-based	18,395	18,705	(310)	(2)
Total commercial	26,235	26,770	(535)	(2)
Medicare Advantage	6,385	5,605	780	14
Medicaid	7,130	6,210	920	15
Medicare Supplement (Standardized)	4,390	4,450	(60)	(1)
Total community and senior	17,905	16,265	1,640	10
Total UnitedHealthcare - domestic medical	44,140	43,035	1,105	3
Global	5,485	5,365	120	2
Total UnitedHealthcare - medical	49,625	48,400	1,225	3%
Supplemental Data:
Medicare Part D stand-alone	3,750	4,120	(370)	(9)%
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
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage and Medicaid and a greater mix of people with higher acuity needs, partially offset by a decrease in the number of individuals served through commercial benefits, the permanent repeal of the Health Insurance Tax and the impacts of COVID-19 on risk adjusted business. Earnings from operations for the three months ended June 30, 2021 decreased primarily due to the lower temporary deferral of care. For the three and six months ended June 30, 2021, earnings from operations decreased due to COVID-19 related care costs, reduction in people served through commercial benefits and the impacts of COVID-19 on risk adjusted business, partially offset by growth in people served through Medicare Advantage and Medicaid and the repeal of the Health Insurance Tax.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
OptumHealth
Revenue at OptumHealth increased primarily due to organic growth and acquisitions in care delivery and the impact of COVID-19 at our fee-based businesses as consumers resumed elective care. Earnings from operations increased due to organic growth and acquisitions and cost management initiatives. COVID-19 related care costs and temporary care deferrals affected earnings from operations at our risk-based and fee-based businesses in offsetting manners. OptumHealth served approximately 99 million people as of June 30, 2021 compared to 97 million people as of June 30, 2020.
OptumInsight
Revenue at OptumInsight increased primarily due to growth in technology and managed services and increased activity levels in our volume-based services as a result of care activity normalizing for payer and care provider clients. Earnings from operations increased primarily due to productivity gains and cost management initiatives, as well as the factors impacting revenue.
OptumRx
Revenue and earnings from operations at OptumRx increased due to higher script volumes, pricing trends and organic growth in pharmacy care services. Revenue for the six months ended June 30, 2021 also increased due to acquisitions. Earnings from operations also increased as a result of continued supply chain management initiatives. OptumRx fulfilled 342 million and 316 million adjusted scripts in the second quarters of 2021 and 2020, respectively. The increase was due to the continued recovery of script volumes from the second quarter of 2020 where volumes were negatively impacted by COVID-19, dispensing of COVID-19 vaccines and organic growth.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2021	2020	2021 vs. 2020
Sources of cash:
Cash provided by operating activities	$11,545	$12,946	$(1,401)
Issuances of short-term borrowings and long-term debt, net of repayments	4,858	5,215	(357)
Proceeds from common stock issuances	764	870	(106)
Customer funds administered	2,395	1,263	1,132
Sales and maturities of investments, net of purchases	—	573	(573)
Total sources of cash	19,562	20,867
Uses of cash:
Common stock repurchases	(2,900)	(1,691)	(1,209)
Cash paid for acquisitions, net of cash assumed	(4,642)	(3,952)	(690)
Purchases of investments, net of sales and maturities	(2,789)	—	(2,789)
Purchases of property, equipment and capitalized software	(1,130)	(920)	(210)
Cash dividends paid	(2,548)	(2,212)	(336)
Purchases of redeemable noncontrolling interests	(1,338)	—	(1,338)
Other	(1,310)	(607)	(703)
Total uses of cash	(16,657)	(9,382)
Effect of exchange rate changes on cash and cash equivalents	6	(143)	149
Net increase in cash and cash equivalents	$2,911	$11,342	$(8,431)
2021 Cash Flows Compared to 2020 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by decreased net earnings due to the lower temporary deferral of care, the timing of prior year federal income tax payments and changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments, purchases of redeemable noncontrolling interests and increased share repurchases, partially offset by increased customer funds administered.
Financial Condition
As of June 30, 2021, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $64.7 billion included approximately $19.8 billion of cash and cash equivalents (of which $1.5 billion was available for general corporate use), $42.1 billion of debt securities and $2.8 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 3.8 years and a weighted-average credit rating of “Double A” as of June 30, 2021. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2020 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K. During the six months ended June 30, 2021, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.

Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” in our 2020 10-K.
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2021, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 39%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” in our 2020 10-K.
Credit Ratings. Our credit ratings as of June 30, 2021 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2021, we repurchased approximately 8 million shares at an average price of $365.03 per share. As of June 30, 2021, we had Board authorization to purchase up to 50 million shares of our common stock.
Dividends. In June 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. The Company has entered into agreements to purchase companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG), subject to regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $9 billion.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2021 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2021
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$472	$204	$(3,200)	$(8,864)
1	236	102	(1,615)	(4,831)
(1)	(88)	(10)	1,222	5,640
(2)	(88)	(10)	1,555	11,426
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2021, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of June 30, 2021 some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the second quarter 2021, we repurchased approximately 3 million shares at an average price of $394.60 per share. As of June 30, 2021, we had Board authorization to purchase up to 50 million shares of our common stock.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	August 3, 2021
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 3, 2021
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 3, 2021
Thomas E. Roos