Form 10-Q
period 2021-09-30
UNITEDHEALTH GROUP INC
filed 2021-11-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 29, 2021, there were 941,851,250 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,085	$16,921
Short-term investments	2,786	2,860
Accounts receivable, net	14,152	12,870
Other current receivables, net	14,080	12,534
Assets under management	4,304	4,076
Prepaid expenses and other current assets	5,203	4,457
Total current assets	61,610	53,718
Long-term investments	44,777	41,242
Property, equipment and capitalized software, net	8,730	8,626
Goodwill	75,435	71,337
Other intangible assets, net	10,436	10,856
Other assets	12,057	11,510
Total assets	$213,045	$197,289
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$25,918	$21,872
Accounts payable and accrued liabilities	24,292	22,495
Short-term borrowings and current maturities of long-term debt	3,620	4,819
Unearned revenues	2,556	2,842
Other current liabilities	23,189	20,392
Total current liabilities	79,575	72,420
Long-term debt, less current maturities	43,345	38,648
Deferred income taxes	3,649	3,367
Other liabilities	11,844	12,315
Total liabilities	138,413	126,750
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,373	2,211
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 942 and 946 issued and outstanding	10	10
Additional paid-in capital	—	—
Retained earnings	75,124	69,295
Accumulated other comprehensive loss	(4,856)	(3,814)
Nonredeemable noncontrolling interests	2,981	2,837
Total equity	73,259	68,328
Total liabilities, redeemable noncontrolling interests and equity	$213,045	$197,289
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues:
Premiums	$56,967	$50,863	$168,686	$150,897
Products	8,703	8,777	25,476	25,455
Services	6,164	5,124	18,181	14,265
Investment and other income	503	351	1,511	1,057
Total revenues	72,337	65,115	213,854	191,674
Operating costs:
Medical costs	47,302	41,636	138,752	117,314
Operating costs	10,725	10,174	31,307	30,190
Cost of products sold	7,802	7,935	23,034	23,123
Depreciation and amortization	796	719	2,332	2,159
Total operating costs	66,625	60,464	195,425	172,786
Earnings from operations	5,712	4,651	18,429	18,888
Interest expense	(422)	(395)	(1,229)	(1,262)
Earnings before income taxes	5,290	4,256	17,200	17,626
Provision for income taxes	(1,099)	(1,000)	(3,659)	(4,209)
Net earnings	4,191	3,256	13,541	13,417
Earnings attributable to noncontrolling interests	(105)	(84)	(327)	(226)
Net earnings attributable to UnitedHealth Group common shareholders	$4,086	$3,172	$13,214	$13,191
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$4.33	$3.34	$14.00	$13.90
Diluted	$4.28	$3.30	$13.82	$13.73
Basic weighted-average number of common shares outstanding	943	950	944	949
Dilutive effect of common share equivalents	12	12	12	12
Diluted weighted-average number of common shares outstanding	955	962	956	961
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	6	2	9
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net earnings	$4,191	$3,256	$13,541	$13,417
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(192)	148	(705)	919
Income tax effect	59	(37)	175	(214)
Total unrealized (losses) gains, net of tax	(133)	111	(530)	705
Gross reclassification adjustment for net realized gains included in net earnings	(20)	(21)	(36)	(50)
Income tax effect	4	5	8	12
Total reclassification adjustment, net of tax	(16)	(16)	(28)	(38)
Total foreign currency translation losses	(621)	(39)	(484)	(1,583)
Other comprehensive (loss) income	(770)	56	(1,042)	(916)
Comprehensive income	3,421	3,312	12,499	12,501
Comprehensive income attributable to noncontrolling interests	(105)	(84)	(327)	(226)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,316	$3,228	$12,172	$12,275
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022
Net earnings				4,086			86	4,172
Other comprehensive loss					(149)	(621)		(770)
Issuances of common stock, and related tax effects	1	—	291					291
Share-based compensation			159					159
Common share repurchases	(2)	—	(365)	(685)				(1,050)
Cash dividends paid on common shares ($1.45 per share)				(1,367)				(1,367)
Redeemable noncontrolling interests fair value and other adjustments			(85)					(85)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(26)	(26)
Distribution to nonredeemable noncontrolling interests							(87)	(87)
Balance at September 30, 2021	942	$10	$—	$75,124	$778	$(5,634)	$2,981	$73,259

Balance at June 30, 2020	950	$10	$388	$67,776	$1,161	$(5,711)	$2,891	$66,515
Net earnings				3,172			62	3,234
Other comprehensive income (loss)					95	(39)		56
Issuances of common stock, and related tax effects	2	—	321					321
Share-based compensation			131					131
Common share repurchases	(3)	—	(805)	(45)				(850)
Cash dividends paid on common shares ($1.25 per share)				(1,188)				(1,188)
Redeemable noncontrolling interests fair value and other adjustments			(35)					(35)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(8)	(8)
Distribution to nonredeemable noncontrolling interests							(72)	(72)
Balance at September 30, 2020	949	$10	$—	$69,715	$1,256	$(5,750)	$2,873	$68,104
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				13,214			254	13,468
Other comprehensive loss					(558)	(484)		(1,042)
Issuances of common stock, and related tax effects	6	—	839					839
Share-based compensation			559					559
Common share repurchases	(10)	—	(586)	(3,364)				(3,950)
Cash dividends paid on common shares ($4.15 per share)				(3,915)				(3,915)
Redeemable noncontrolling interests fair value and other adjustments			(812)	(106)				(918)
Acquisition and other adjustments of nonredeemable noncontrolling interests							125	125
Distribution to nonredeemable noncontrolling interests							(235)	(235)
Balance at September 30, 2021	942	$10	$—	$75,124	$778	$(5,634)	$2,981	$73,259

Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to Adopt ASU 2016-13				(28)				(28)
Net earnings				13,191			159	13,350
Other comprehensive income (loss)					667	(1,583)		(916)
Issuances of common stock, and related tax effects	10	1	928					929
Share-based compensation			509					509
Common share repurchases	(9)	—	(1,315)	(1,226)				(2,541)
Cash dividends paid on common shares ($3.58 per share)				(3,400)				(3,400)
Redeemable noncontrolling interests fair value and other adjustments			(129)					(129)
Acquisitions and other adjustments of nonredeemable noncontrolling interests							42	42
Distribution to nonredeemable noncontrolling interests							(148)	(148)
Balance at September 30, 2020	949	$10	$—	$69,715	$1,256	$(5,750)	$2,873	$68,104
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities
Net earnings	$13,541	$13,417
Noncash items:
Depreciation and amortization	2,332	2,159
Deferred income taxes	373	119
Share-based compensation	591	527
Other, net	(195)	48
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(847)	(194)
Other assets	(1,435)	(2,697)
Medical costs payable	3,925	(615)
Accounts payable and other liabilities	1,171	3,441
Unearned revenues	(331)	(132)
Cash flows from operating activities	19,125	16,073
Investing activities
Purchases of investments	(12,827)	(11,570)
Sales of investments	2,569	4,887
Maturities of investments	6,556	5,297
Cash paid for acquisitions, net of cash assumed	(4,727)	(4,326)
Purchases of property, equipment and capitalized software	(1,759)	(1,477)
Other, net	(900)	(165)
Cash flows used for investing activities	(11,088)	(7,354)
Financing activities
Common share repurchases	(3,950)	(2,541)
Cash dividends paid	(3,915)	(3,400)
Proceeds from common stock issuances	1,077	1,206
Repayments of long-term debt	(1,900)	(1,500)
Repayments of short-term borrowings, net	(1,301)	(423)
Proceeds from issuance of long-term debt	6,934	4,864
Customer funds administered	1,402	249
Purchases of redeemable noncontrolling interests	(1,338)	—
Other, net	(837)	(449)
Cash flows used for financing activities	(3,828)	(1,994)
Effect of exchange rate changes on cash and cash equivalents	(45)	(160)
Increase in cash and cash equivalents	4,164	6,565
Cash and cash equivalents, beginning of period	16,921	10,985
Cash and cash equivalents, end of period	$21,085	$17,550
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,625	$70	$(23)	$3,672
State and municipal obligations	7,093	341	(15)	7,419
Corporate obligations	21,987	547	(84)	22,450
U.S. agency mortgage-backed securities	6,281	156	(34)	6,403
Non-U.S. agency mortgage-backed securities	2,763	63	(13)	2,813
Total debt securities - available-for-sale	41,749	1,177	(169)	42,757
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	3	(1)	508
State and municipal obligations	30	2	—	32
Corporate obligations	80	—	—	80
Total debt securities - held-to-maturity	616	5	(1)	620
Total debt securities	$42,365	$1,182	$(170)	$43,377
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,335	$133	$(3)	$3,465
State and municipal obligations	6,893	435	—	7,328
Corporate obligations	18,886	863	(12)	19,737
U.S. agency mortgage-backed securities	6,849	245	(3)	7,091
Non-U.S. agency mortgage-backed securities	2,116	95	(4)	2,207
Total debt securities - available-for-sale	38,079	1,771	(22)	39,828
Debt securities - held-to-maturity:
U.S. government and agency obligations	420	6	—	426
State and municipal obligations	31	2	—	33
Corporate obligations	187	1	—	188
Total debt securities - held-to-maturity	638	9	—	647
Total debt securities	$38,717	$1,780	$(22)	$40,475
The Company held $2.9 billion and $2.3 billion of equity securities as of September 30, 2021 and December 31, 2020, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, shares of Brazilian real denominated fixed-income funds with readily determinable fair values and other venture investments. Additionally, the Company’s investments included $1.3 billion of equity method investments in operating businesses in the health care sector as of September 30, 2021 and December 31, 2020. The allowance for credit losses on held-to-maturity securities at September 30, 2021 and December 31, 2020 was not material.

The amortized cost and fair value of debt securities as of September 30, 2021, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,871	$2,886	$234	$235
Due after one year through five years	13,492	13,826	333	334
Due after five years through ten years	12,062	12,406	26	27
Due after ten years	4,280	4,423	23	24
U.S. agency mortgage-backed securities	6,281	6,403	—	—
Non-U.S. agency mortgage-backed securities	2,763	2,813	—	—
Total debt securities	$41,749	$42,757	$616	$620
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,499	$(16)	$117	$(7)	$1,616	$(23)
State and municipal obligations	1,226	(15)	—	—	1,226	(15)
Corporate obligations	6,471	(75)	326	(9)	6,797	(84)
U.S. agency mortgage-backed securities	2,537	(34)	—	—	2,537	(34)
Non-U.S. agency mortgage-backed securities	830	(9)	92	(4)	922	(13)
Total debt securities - available-for-sale	$12,563	$(149)	$535	$(20)	$13,098	$(169)
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$346	$(3)	$—	$—	$346	$(3)
Corporate obligations	1,273	(9)	456	(3)	1,729	(12)
U.S. agency mortgage-backed securities	601	(3)	—	—	601	(3)
Non-U.S. agency mortgage-backed securities	195	(1)	93	(3)	288	(4)
Total debt securities - available-for-sale	$2,415	$(16)	$549	$(6)	$2,964	$(22)
The Company’s unrealized losses from debt securities as of September 30, 2021 were generated from approximately 9,000 positions out of a total of 40,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of September 30, 2021, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2021 and December 31, 2020 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2021
Cash and cash equivalents	$20,944	$141	$—	$21,085
Debt securities - available-for-sale:
U.S. government and agency obligations	3,446	226	—	3,672
State and municipal obligations	—	7,419	—	7,419
Corporate obligations	62	22,165	223	22,450
U.S. agency mortgage-backed securities	—	6,403	—	6,403
Non-U.S. agency mortgage-backed securities	—	2,813	—	2,813
Total debt securities - available-for-sale	3,508	39,026	223	42,757
Equity securities	1,972	22	64	2,058
Assets under management	1,930	2,271	103	4,304
Total assets at fair value	$28,354	$41,460	$390	$70,204
Percentage of total assets at fair value	40%	59%	1%	100%
December 31, 2020
Cash and cash equivalents	$16,841	$80	$—	$16,921
Debt securities - available-for-sale:
U.S. government and agency obligations	3,241	224	—	3,465
State and municipal obligations	—	7,328	—	7,328
Corporate obligations	25	19,424	288	19,737
U.S. agency mortgage-backed securities	—	7,091	—	7,091
Non-U.S. agency mortgage-backed securities	—	2,207	—	2,207
Total debt securities - available-for-sale	3,266	36,274	288	39,828
Equity securities	1,795	33	—	1,828
Assets under management	1,774	2,250	52	4,076
Total assets at fair value	$23,676	$38,637	$340	$62,653
Percentage of total assets at fair value	38%	61%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2021 or 2020.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2021
Debt securities - held-to-maturity	$525	$88	$7	$620	$616
Long-term debt and other financing obligations	$—	$53,425	$—	$53,425	$46,965
December 31, 2020
Debt securities - held-to-maturity	$466	$108	$73	$647	$638
Long-term debt and other financing obligations	$—	$51,254	$—	$51,254	$42,171
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the nine months ended September 30, 2021 or 2020.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2021	2020
Medical costs payable, beginning of period	$21,872	$21,690
Acquisitions	88	186
Reported medical costs:
Current year	140,052	118,114
Prior years	(1,300)	(800)
Total reported medical costs	138,752	117,314
Medical payments:
Payments for current year	(116,135)	(98,548)
Payments for prior years	(18,659)	(19,475)
Total medical payments	(134,794)	(118,023)
Medical costs payable, end of period	$25,918	$21,167
For the nine months ended September 30, 2021 and September 30, 2020, prior years medical cost reserve development was primarily driven by lower than expected health system utilization. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $17.6 billion and $14.8 billion at September 30, 2021 and December 31, 2020, respectively.
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
The following table provides details of the Company’s 2021 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 23	$1.25	$1,181
June 29	1.45	1,367
September 21	1.45	1,367
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenues - unaffiliated customers:
Premiums	$53,345	$3,622	$—	$—	$—	$3,622	$—	$56,967
Products	—	8	37	8,658	—	8,703	—	8,703
Services	2,407	2,515	970	272	—	3,757	—	6,164
Total revenues - unaffiliated customers	55,752	6,145	1,007	8,930	—	16,082	—	71,834
Total revenues - affiliated customers	—	7,441	2,037	14,400	(503)	23,375	(23,375)	—
Investment and other income	175	226	95	7	—	328	—	503
Total revenues	$55,927	$13,812	$3,139	$23,337	$(503)	$39,785	$(23,375)	$72,337
Earnings from operations	$2,651	$1,143	$906	$1,012	$—	$3,061	$—	$5,712
Interest expense	—	—	—	—	—	—	(422)	(422)
Earnings before income taxes	$2,651	$1,143	$906	$1,012	$—	$3,061	$(422)	$5,290
Three Months Ended September 30, 2020
Revenues - unaffiliated customers:
Premiums	$48,121	$2,742	$—	$—	$—	$2,742	$—	$50,863
Products	—	10	34	8,733	—	8,777	—	8,777
Services	2,075	1,834	974	241	—	3,049	—	5,124
Total revenues - unaffiliated customers	50,196	4,586	1,008	8,974	—	14,568	—	64,764
Total revenues - affiliated customers	—	5,748	1,755	13,102	(424)	20,181	(20,181)	—
Investment and other income	177	165	4	5	—	174	—	351
Total revenues	$50,373	$10,499	$2,767	$22,081	$(424)	$34,923	$(20,181)	$65,115
Earnings from operations	$2,068	$835	$785	$963	$—	$2,583	$—	$4,651
Interest expense	—	—	—	—	—	—	(395)	(395)
Earnings before income taxes	$2,068	$835	$785	$963	$—	$2,583	$(395)	$4,256

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2021
Revenues - unaffiliated customers:
Premiums	$158,761	$9,925	$—	$—	$—	$9,925	$—	$168,686
Products	—	25	107	25,344	—	25,476	—	25,476
Services	7,197	7,312	2,861	811	—	10,984	—	18,181
Total revenues - unaffiliated customers	165,958	17,262	2,968	26,155	—	46,385	—	212,343
Total revenues - affiliated customers	—	21,614	5,779	41,196	(1,456)	67,133	(67,133)	—
Investment and other income	557	639	201	114	—	954	—	1,511
Total revenues	$166,515	$39,515	$8,948	$67,465	$(1,456)	$114,472	$(67,133)	$213,854
Earnings from operations	$9,854	$3,233	$2,447	$2,895	$—	$8,575	$—	$18,429
Interest expense	—	—	—	—	—	—	(1,229)	(1,229)
Earnings before income taxes	$9,854	$3,233	$2,447	$2,895	$—	$8,575	$(1,229)	$17,200
Nine Months Ended September 30, 2020
Revenues - unaffiliated customers:
Premiums	$143,753	$7,144	$—	$—	$—	$7,144	$—	$150,897
Products	—	26	90	25,339	—	25,455	—	25,455
Services	6,248	4,607	2,629	781	—	8,017	—	14,265
Total revenues - unaffiliated customers	150,001	11,777	2,719	26,120	—	40,616	—	190,617
Total revenues - affiliated customers	—	16,623	5,140	38,843	(1,275)	59,331	(59,331)	—
Investment and other income	547	430	34	46	—	510	—	1,057
Total revenues	$150,548	$28,830	$7,893	$65,009	$(1,275)	$100,457	$(59,331)	$191,674
Earnings from operations	$11,963	$2,388	$1,882	$2,655	$—	$6,925	$—	$18,888
Interest expense	—	—	—	—	—	—	(1,262)	(1,262)
Earnings before income taxes	$11,963	$2,388	$1,882	$2,655	$—	$6,925	$(1,262)	$17,626

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
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. In the quarter ended September 30, 2021, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. The temporary deferral of care was more than offset by COVID-19 related care and testing costs, rebate requirements, and general economic impacts. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
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

UnitedHealthcare. In 2021, we have continued expanded benefit coverage in areas such as COVID-19 related care and testing, telemedicine, and pharmacy; continuing to assist our customers, care providers, members and communities in addressing the COVID-19 crisis. UnitedHealthcare’s results of operations were negatively impacted by COVID-19 related care and testing, rebate requirements and other revenue impacts, as well as broader economic impacts, partially offset by the continued deferral of care. The increase in people served through Medicaid was attributable in part to continuing action by states to ease redetermination requirements due to the COVID-19 public health emergency.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2021 year-over-year operating comparisons to third quarter 2020.
•Consolidated revenues grew 11%, UnitedHealthcare revenues grew 11% and Optum revenues grew 14%.
•UnitedHealthcare served 2.0 million more people domestically, driven by growth in community and senior programs.
•Earnings from operations increased at both UnitedHealthcare and Optum.
•Diluted earnings per common share were $4.28.
•Cash flows from operations for the nine months ended September 30, 2021 were $19.1 billion.
•Return on equity was 23.5%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues:
Premiums	$56,967	$50,863	$6,104	12%	$168,686	$150,897	$17,789	12%
Products	8,703	8,777	(74)	(1)	25,476	25,455	21	—
Services	6,164	5,124	1,040	20	18,181	14,265	3,916	27
Investment and other income	503	351	152	43	1,511	1,057	454	43
Total revenues	72,337	65,115	7,222	11	213,854	191,674	22,180	12
Operating costs:
Medical costs	47,302	41,636	5,666	14	138,752	117,314	21,438	18
Operating costs	10,725	10,174	551	5	31,307	30,190	1,117	4
Cost of products sold	7,802	7,935	(133)	(2)	23,034	23,123	(89)	—
Depreciation and amortization	796	719	77	11	2,332	2,159	173	8
Total operating costs	66,625	60,464	6,161	10	195,425	172,786	22,639	13
Earnings from operations	5,712	4,651	1,061	23	18,429	18,888	(459)	(2)
Interest expense	(422)	(395)	(27)	7	(1,229)	(1,262)	33	(3)
Earnings before income taxes	5,290	4,256	1,034	24	17,200	17,626	(426)	(2)
Provision for income taxes	(1,099)	(1,000)	(99)	10	(3,659)	(4,209)	550	(13)
Net earnings	4,191	3,256	935	29	13,541	13,417	124	1
Earnings attributable to noncontrolling interests	(105)	(84)	(21)	25	(327)	(226)	(101)	45
Net earnings attributable to UnitedHealth Group common shareholders	$4,086	$3,172	$914	29%	$13,214	$13,191	$23	—%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$4.28	$3.30	$0.98	30%	$13.82	$13.73	$0.09	1%
Medical care ratio (a)	83.0%	81.9%	1.1%		82.3%	77.7%	4.6%
Operating cost ratio	14.8	15.6	(0.8)		14.6	15.8	(1.2)
Operating margin	7.9	7.1	0.8		8.6	9.9	(1.3)
Tax rate	20.8	23.5	(2.7)		21.3	23.9	(2.6)
Net earnings margin (b)	5.6	4.9	0.7		6.2	6.9	(0.7)
Return on equity (c)	23.5%	19.7%	3.8%		26.0%	28.9%	(2.9)%
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

2021 RESULTS OF OPERATIONS COMPARED TO 2020 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenue
The increases in revenue were primarily driven by the increase in the number of individuals served through Medicare Advantage, Medicaid and commercial offerings; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in care delivery and managed services.
Medical Costs and MCR
Medical costs increased as a result of growth in people served through Medicare Advantage, Medicaid and commercial offerings, as well as increased COVID-19 related care costs and medical cost trends, partially offset by higher temporary care deferrals. The MCR increased due to the permanent repeal of the Health Insurance Tax and increased COVID-19 related care costs, partially offset by increased deferral of care. For the nine months ended September 30, 2021, medical costs and the MCR were also impacted by increased prior year favorable reserve development.
Operating Cost Ratio
The operating cost ratio decreased primarily due to the permanent repeal of the Health Insurance Tax and operating efficiency gains, partially offset by business mix. For the nine months ended September 30, 2021, the operating cost ratio also decreased due to COVID-19 impacts on revenue and operating costs in the prior year.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues
UnitedHealthcare	$55,927	$50,373	$5,554	11%	$166,515	$150,548	$15,967	11%
OptumHealth	13,812	10,499	3,313	32	39,515	28,830	10,685	37
OptumInsight	3,139	2,767	372	13	8,948	7,893	1,055	13
OptumRx	23,337	22,081	1,256	6	67,465	65,009	2,456	4
Optum eliminations	(503)	(424)	(79)	19	(1,456)	(1,275)	(181)	14
Optum	39,785	34,923	4,862	14	114,472	100,457	14,015	14
Eliminations	(23,375)	(20,181)	(3,194)	16	(67,133)	(59,331)	(7,802)	13
Consolidated revenues	$72,337	$65,115	$7,222	11%	$213,854	$191,674	$22,180	12%
Earnings from operations
UnitedHealthcare	$2,651	$2,068	$583	28%	$9,854	$11,963	$(2,109)	(18)%
OptumHealth	1,143	835	308	37	3,233	2,388	845	35
OptumInsight	906	785	121	15	2,447	1,882	565	30
OptumRx	1,012	963	49	5	2,895	2,655	240	9
Optum	3,061	2,583	478	19	8,575	6,925	1,650	24
Consolidated earnings from operations	$5,712	$4,651	$1,061	23%	$18,429	$18,888	$(459)	(2)%
Operating margin
UnitedHealthcare	4.7%	4.1%	0.6%		5.9%	7.9%	(2.0)%
OptumHealth	8.3	8.0	0.3		8.2	8.3	(0.1)
OptumInsight	28.9	28.4	0.5		27.3	23.8	3.5
OptumRx	4.3	4.4	(0.1)		4.3	4.1	0.2
Optum	7.7	7.4	0.3		7.5	6.9	0.6
Consolidated operating margin	7.9%	7.1%	0.8%		8.6%	9.9%	(1.3)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
UnitedHealthcare Employer & Individual	$15,094	$14,081	$1,013	7%	$44,668	$41,324	$3,344	8%
UnitedHealthcare Medicare & Retirement	24,931	22,606	2,325	10	75,709	68,613	7,096	10
UnitedHealthcare Community & State	13,763	11,820	1,943	16	39,846	34,796	5,050	15
UnitedHealthcare Global	2,139	1,866	273	15	6,292	5,815	477	8
Total UnitedHealthcare revenues	$55,927	$50,373	$5,554	11%	$166,515	$150,548	$15,967	11%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2021	2020	2021 vs. 2020
Commercial:
Risk-based	7,960	7,950	10	—%
Fee-based	18,595	18,400	195	1
Total commercial	26,555	26,350	205	1
Medicare Advantage	6,455	5,670	785	14
Medicaid	7,510	6,435	1,075	17
Medicare Supplement (Standardized)	4,405	4,450	(45)	(1)
Total community and senior	18,370	16,555	1,815	11
Total UnitedHealthcare - domestic medical	44,925	42,905	2,020	5
Global	5,490	5,285	205	4
Total UnitedHealthcare - medical	50,415	48,190	2,225	5%
Supplemental Data:
Medicare Part D stand-alone	3,725	4,075	(350)	(9)%
Commercial business increased primarily due to acquisitions in risk-based and fee-based offerings. Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19, new state-based awards and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenue increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, including a greater mix of people with higher acuity needs, and an increase in the number of individuals served through commercial benefits, partially offset by the permanent repeal of the Health Insurance Tax and the impacts of COVID-19 on risk adjusted business. Earnings from operations for the three months ended September 30, 2021 increased primarily due to the higher temporary deferral of care and growth in people served across our domestic businesses, partially offset by COVID-19 related care costs and other economic factors. For the nine months ended September 30, 2021, earnings from operations decreased due to COVID-19 related care costs and the impacts of COVID-19 on risk adjusted business, partially offset by higher temporary deferral of care and growth in people served across our domestic businesses.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
OptumHealth
Revenue at OptumHealth increased primarily due to organic growth and acquisitions in care delivery and the impact of COVID-19 at our fee-based businesses as consumers resumed elective care. Earnings from operations increased due to organic growth and acquisitions and cost management initiatives. COVID-19 related care costs and temporary care deferrals affected earnings from operations at our risk-based and fee-based businesses in offsetting manners. OptumHealth served approximately 99 million people as of September 30, 2021 compared to 98 million people as of September 30, 2020.
OptumInsight
Revenue and earnings from operations at OptumInsight increased due to growth in technology and managed services and increased activity levels in our volume-based services as a result of care activity normalizing for payer and care provider clients. Earnings from operations also increased due to productivity gains and cost management initiatives.
OptumRx
Revenue and earnings from operations at OptumRx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services. Revenue for the nine months ended September 30, 2021 also increased due to acquisitions. Earnings from operations also increased as a result of continued supply chain management initiatives. OptumRx fulfilled 344 million and 325 million adjusted scripts in the third quarters of 2021 and 2020, respectively. In addition to the factors contributing to revenue growth, adjusted scripts also increased due to the dispensing of COVID-19 vaccines.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2021	2020	2021 vs. 2020
Sources of cash:
Cash provided by operating activities	$19,125	$16,073	$3,052
Issuances of short-term borrowings and long-term debt, net of repayments	3,733	2,941	792
Proceeds from common stock issuances	1,077	1,206	(129)
Customer funds administered	1,402	249	1,153
Total sources of cash	25,337	20,469
Uses of cash:
Common stock repurchases	(3,950)	(2,541)	(1,409)
Cash paid for acquisitions, net of cash assumed	(4,727)	(4,326)	(401)
Purchases of investments, net of sales and maturities	(3,702)	(1,386)	(2,316)
Purchases of property, equipment and capitalized software	(1,759)	(1,477)	(282)
Cash dividends paid	(3,915)	(3,400)	(515)
Purchases of redeemable noncontrolling interests	(1,338)	—	(1,338)
Other	(1,737)	(614)	(1,123)
Total uses of cash	(21,128)	(13,744)
Effect of exchange rate changes on cash and cash equivalents	(45)	(160)	115
Net increase in cash and cash equivalents	$4,164	$6,565	$(2,401)
2021 Cash Flows Compared to 2020 Cash Flows
Increased cash flows provided by operating activities were primarily driven by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased net purchases of investments, increased share repurchases and purchases of redeemable noncontrolling interests, partially offset by increased customer funds administered.
Financial Condition
As of September 30, 2021, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $66.8 billion included approximately $21.1 billion of cash and cash equivalents (of which $3.7 billion was available for general corporate use), $42.8 billion of debt securities and $2.9 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 3.8 years and a weighted-average credit rating of “Double A” as of September 30, 2021. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2020 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K. During the nine months ended September 30, 2021, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2021, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 38%.
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
Credit Ratings. Our credit ratings as of September 30, 2021 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2021, we repurchased approximately 10 million shares at an average price of $376.93 per share. As of September 30, 2021, we had Board authorization to purchase up to 48 million shares of our common stock.
Dividends. In June 2021, the Company’s Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. We have entered into agreements to purchase companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG), subject to regulatory approvals and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $9 billion.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2021 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2021
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$496	$171	$(3,245)	$(8,646)
1	248	85	(1,639)	(4,711)
(1)	(85)	(7)	1,310	5,525
(2)	(85)	(7)	1,723	11,273
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2021, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of September 30, 2021 some of our investments had interest rates below 1% so the assumed hypothetical change in the fair value of investments does not reflect the full 100 and 200 basis point reduction.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the third quarter 2021, we repurchased approximately 2 million shares at an average price of $414.23 per share. As of September 30, 2021, we had Board authorization to purchase up to 48 million shares of our common stock.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	November 3, 2021
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 3, 2021
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 3, 2021
Thomas E. Roos