Form 10-K
period 2021-12-31
UNITEDHEALTH GROUP INC
filed 2022-02-15
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was $376,162,785,060 (based on the last reported sale price of $400.44 per share on June 30, 2021 as reported on the on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2022, there were 940,899,146 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
OUR BUSINESSES
Overview
The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
UnitedHealth Group Incorporated is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone.
Our two distinct, yet complementary business platforms — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations we are privileged to serve.
The ability to analyze complex data and apply deep health care expertise and insights allows us to serve people, care providers, businesses, communities and governments with more innovative products and complete, end-to-end offerings for many of the biggest challenges facing health care today.
Optum combines clinical expertise, technology and data to empower people, partners and providers with the guidance and tools they need to achieve better health. Optum serves the broad health care marketplace, including payers, care providers, employers, governments, life sciences companies and consumers, through its Optum Health, Optum Insight and Optum Rx businesses. These businesses improve overall health system performance by optimizing care quality and delivery, reducing costs and improving consumer and provider experience, leveraging distinctive capabilities in data and analytics, pharmacy care services, health care operations, population health and health care delivery.
UnitedHealthcare offers a full range of health benefits, enabling affordable coverage, simplifying the health care experience, improving consumer health, advancing health equity and delivering access to high-quality care. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and individual consumers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global provides health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and through other diversified global health services.
We have four reportable segments:
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global.
Optum
Optum is an information and technology-enabled health services business serving the broad health care marketplace, including:
•Those who need care: consumers who need the right care, information, resources, products and engagement to improve their health, achieve their health goals and receive an improved patient experience that is personalized and holistic and delivered in all care settings, including in-home and virtually.
•Those who provide care: pharmacies, hospitals, physicians and other health care facilities seeking to improve the health system and reduce the administrative burden allowing for providers to focus time on patients leading to the best possible patient care and experiences while achieving better health outcomes at lower costs. Improved health outcomes are achieved by leveraging our clinical expertise, data and analytics to better predict, prevent and intercept consumers’ health conditions and ensure they receive the best evidence-based care.
•Those who pay for care: employers; health plans; and state, federal and municipal agencies devoted to ensuring the populations they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family and community has access to the care they need.

•Those who innovate for care: global life sciences organizations dedicated to developing more effective approaches to care, enabling technologies and medicines to improve care delivery and health outcomes.
Optum operates three business segments leveraging distinctive capabilities in health care delivery, population health, health care operations, data and analytics and pharmacy care services:
•Optum Health delivers care, care management, wellness and consumer engagement, and health financial services;
•Optum Insight offers data, analytics, research, consulting, technology and managed services solutions; and
•Optum Rx provides a diversified array of pharmacy care services.
Optum Health
Optum Health provides health and wellness care, addressing the physical, emotional and health-related financial needs of 100 million consumers, through a national health care delivery platform which engages people in the most appropriate care settings, including clinical sites, in-home and virtual. Optum Health delivers local primary, in-home, specialty, surgical and urgent care; helps patients and providers navigate and address complex, chronic and behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. Optum Health works directly with consumers, care delivery systems, providers, employers, payers, and government entities to provide high quality accessible and equitable care with improved outcomes and reduced total cost of care.
Optum Health enables care providers to transition from traditional fee-for-service payment models to performance-based delivery and payment models designed to improve patient health outcomes and experience through value-based care. Through strategic partnerships, alliances and ownership arrangements, Optum Health helps care providers adopt new approaches and technologies improving the coordination of care across providers to serve patients more comprehensively.
Optum Health offers its products on a risk basis, assuming responsibility for health care costs in exchange for a monthly premium, on an administrative fee basis, managing or administering products and services in exchange for a monthly fee, and on a fee-for-service basis, delivering medical services to patients in exchange for a contracted fee.
Optum Financial, including Optum Bank, serves consumers through 8 million health savings and other accounts and has more than $19 billion in assets under management as of December 31, 2021. During 2021, Optum Financial processed $264 billion in digital medical payments to physicians and other health care providers. Organizations across the health system rely on Optum Financial to manage and improve payment flows through its highly automated, scalable, digital payment systems. For financial services offerings, Optum Health charges fees and earns investment income on managed funds.
Optum Health sells its products primarily through its direct sales force, strategic collaborations and external producers in three key areas: employers, including large, mid-sized and small employers; payers including health plans, third-party administrators (TPAs), underwriter/stop-loss carriers and individual product intermediaries; and government entities including the U.S. Departments of Health and Human Services (HHS), Veterans Affairs, Defense, and other federal, state and local health care agencies.
Optum Insight
Optum Insight connects the health care system with services, analytics and platforms that make clinical, administrative and financial processes easier for all participants in the health care system. Hospital systems, physicians, health plans, state governments, life sciences companies and other organizations comprising the health care industry depend on Optum Insight to help them improve performance, reduce costs, advance quality, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system. Optum Insight serves the needs of health systems (such as physicians and hospital systems), health plans, state governments and life sciences companies.
Health Systems. Serves hospitals, physicians and other care providers to improve revenue and growth, better coordinate care and reduce administrative costs through technology and services to improve population health management, patient engagement, revenue cycle management and strategic growth plans.
Health Plans. Serves health plans by improving financial performance and enhancing outcomes through proactive analytics, a comprehensive payment integrity portfolio and technology-enabled and staff-supported risk and quality services. Optum Insight helps health plans navigate a dynamic environment defined by shifts in employer vs. government-sponsored coverage, the demand for affordable benefit plans and the need to leverage new technology to reduce complexity.
State Governments. Provides advanced technology and analytics services to modernize the administration of critical safety net programs, such as Medicaid, while improving cost predictability.

Life Sciences Companies. Combines data and analytics expertise with comprehensive technologies and health care knowledge to help life sciences companies, including those in pharmaceuticals and medical technology, adopt a more comprehensive approach to advancing therapeutic discoveries and improving clinical outcomes.
Many of Optum Insight’s software and information products and professional services are delivered over extended periods, often several years. Optum Insight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with Optum Insight’s customers. Optum Insight’s aggregate backlog as of December 31, 2021 was approximately $22.4 billion, of which $12.1 billion is expected to be realized within the next 12 months. The aggregate backlog includes $8.9 billion related to affiliated agreements. Optum Insight’s aggregate backlog as of December 31, 2020, was $20.2 billion.
Optum Insight’s products and services are sold primarily through a direct sales force. Optum Insight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface Optum Insight’s products with their applications.
Optum Rx
Optum Rx provides a full spectrum of pharmacy care services through its network of more than 67,000 retail pharmacies, through home delivery, specialty and community health pharmacies and through the provision of in-home and community-based infusion services. It also offers a direct-to-consumer business.
Optum Rx manages a broad range of prescription drug spend, including widely available retail drugs as well as limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology. Optum Rx serves the growing pharmacy needs of people with behavioral health and substance use disorders. In 2021, Optum Rx managed $112 billion in pharmaceutical spending, including $45 billion in specialty pharmaceutical spending.
Optum Rx serves health benefits providers, large national employer plans, unions and trusts, purchasing coalitions and government entities. Optum Rx’s sales distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
Optum Rx offers multiple clinical programs, digital tools and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner which are designed to promote better health outcomes, and to help target inappropriate utilization and non-adherence to medication. Optum Rx provides various utilization management, medication management, quality assurance, adherence and counseling programs to complement each client’s plan design and clinical strategies. Optum Rx offers a distinctive approach to integrating the management of medical and pharmaceutical care by using data and advanced analytics to help improve comprehensive decision-making, elevate quality, close gaps in care and reduce costs for customers and people served.
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
UnitedHealthcare uses Optum’s capabilities to help coordinate and provide patient care, improve affordability of medical care, analyze cost trends, manage pharmacy care services, work with care providers more effectively and create a simpler and more satisfying consumer and physician experience.
In the United States, UnitedHealthcare arranges for discounted access to care through networks which, as of December 31, 2021, include 1.5 million physicians and other health care professionals and more than 7,000 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services nationwide for large national employers, public sector employers, mid-sized employers, small businesses, and individual consumers. As of December 31, 2021, UnitedHealthcare Employer & Individual provides access to medical services for 26.6 million people on behalf of our customers and alliance partners, including employer customers, serving people across all 50 states, the District of Columbia and most U.S. territories. Products are offered through affiliates licensed as insurance companies, health maintenance organizations (HMOs), or TPAs. Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium which is typically a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers who elect to self-fund the health care costs of their employees and employees’ dependents, UnitedHealthcare Employer & Individual receives a fixed monthly service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependents, while UnitedHealthcare Employer & Individual provides services such as coordination and facilitation of medical and related services to customers, consumers and health care professionals, administration of transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision professionals.
The consolidated purchasing capacity represented by the individuals served by UnitedHealth Group makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities. UnitedHealthcare Employer & Individual has relationships with network care providers who integrate data and analytics, implement value-based payment arrangements and care management programs that enable us to jointly better manage health care and improve quality across populations. UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmacy care services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs offering improved value and outcomes, helping consumers take actions to improve their health and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
UnitedHealthcare Employer & Individual typically distributes its products through a variety of channels, dependent upon the specific product, including: through consultants or direct sales, in collaboration with brokers and agents, through wholesale agents or agencies who contract with health insurance carriers to distribute individual or group benefits, through professional employer organizations and associations and through both multi-carrier and its own proprietary private exchange marketplaces.
UnitedHealthcare Employer & Individual’s diverse product portfolio offers employers a continuum of benefit designs, price points and approaches to consumer engagement which provides the flexibility to meet a full spectrum of their coverage needs.
UnitedHealthcare Employer & Individual’s major product families include consumer engagement products, such as high-deductible consumer driven benefit plans and a variety of innovative consumer centric products; traditional products; clinical and pharmacy products; and specialty benefits, such as vision, dental, hearing, accident protection, critical illness, disability and hospital indemnity offerings.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on offering type (risk-based or self-funded), line of business (such as small business, key accounts, public sector, national accounts or individual consumers) and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include: wellness programs, decision support, utilization management, case and disease management, complex condition management, on-site programs, incentives to reinforce positive behavior change, mental health/substance use disorder management and employee assistance programs.
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services, as well as services dealing with chronic disease and other specialized issues common among older people. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing market segment, providing products and services in all 50 states, the District of Columbia and most U.S. territories. UnitedHealthcare Medicare & Retirement has distinct benefit designs, pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
UnitedHealthcare Medicare & Retirement offers a selection of products allowing people choice in obtaining the health coverage and services they need as their circumstances change. UnitedHealthcare Medicare & Retirement is positioned to serve seniors who find affordable, network-based care provided through Medicare Advantage plans to meet their unique health care needs. For those who prefer traditional fee-for-service Medicare, UnitedHealthcare Medicare & Retirement offers both Medicare

Supplement and Medicare Prescription Drug Benefit (Medicare Part D) programs to expand their government-sponsored Medicare by providing additional benefits and coverage options. UnitedHealthcare Medicare & Retirement offerings include care management and health system navigator services, clinical management programs, nurse health line services, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
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
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. Medicare Advantage plans are designed to compete at the local level, taking into account consumer and care provider preferences, competitor offerings, our quality and cost initiatives, our historical financial results and the long-term payment rate outlook for each geographic area. UnitedHealthcare Medicare & Retirement served 6.5 million people through its Medicare Advantage products as of December 31, 2021.
UnitedHealthcare Medicare & Retirement’s senior-focused care management model operates at a medical cost level below traditional Medicare, while helping seniors live healthier lives. We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting of care. For example, through our HouseCalls program, nurse practitioners performed more than 2.1 million clinical preventive home care visits in 2021 to address unmet care opportunities and close gaps in care. Our Navigate4Me program provides a single point of contact and a direct line of support for individuals as they go through their health care experiences. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software and digital therapeutics for remote monitoring enabling clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information bridging capabilities across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify people at high risk and enable care managers to create individualized care plans to help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2021, UnitedHealthcare enrolled 9.5 million people in the Medicare Part D programs, including 3.7 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving 4.4 million seniors nationwide through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at diverse price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program.
Premium revenues from CMS represented 36% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2021, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families (TANF); Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2021, UnitedHealthcare Community & State participated in programs in 32 states and the District of Columbia, and served 7.7 million people; including nearly 1.4 million people through Medicaid expansion programs in 18 states under the Patient Protection and Affordable Care Act (ACA).

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
Although approximately 80% of the people in state Medicaid programs are served by managed care, there remains significant growth opportunity as this population represents only approximately 55% of total Medicaid spending. UnitedHealthcare Community & State’s business development opportunities include entering fee-for-service markets converting to managed care; and growing in existing managed care markets, including state expansions to populations with more complex needs requiring more sophisticated models of care, including DSNP and LTSS programs. Our offerings to state expansion cover more medically complex populations, including integrated care management of physical, behavioral, long-term care services and supports, and social services by applying strong data analytics and community-based collaboration.
UnitedHealthcare Community & State continues to evolve its clinical model to enhance quality and the clinical experience for the people it serves. The model enables UnitedHealthcare Community & State to quickly identify the people who could benefit most from more highly coordinated care.
UnitedHealthcare Global
UnitedHealthcare Global serves 7.8 million people with medical and dental benefits, typically in exchange for a monthly premium per member, residing principally in Brazil, Chile, Colombia and Peru, but also in more than 150 other countries. UnitedHealthcare Global serves multinational and local businesses, governments, insurers and individuals and their families through health insurance plans for local populations, care delivery services, benefit plans and risk and assistance solutions. UnitedHealthcare Global offers health care delivery in our principal markets through over 50 hospitals, and more than 200 outpatient and ambulatory clinics and surgery centers to UnitedHealthcare Global members and consumers served by the external payer market.
In Brazil, Amil provides health benefits to 3.4 million people and dental benefits to nearly 2.3 million people. Empresas Banmédica provides health benefits and health care services to approximately 2.1 million people in Chile, Colombia and Peru. Lusíadas Saúde provides clinical services to people in Portugal through an owned network of hospitals and outpatient clinics.
GOVERNMENT REGULATION
Our businesses are subject to comprehensive U.S. federal and state and international laws and regulations. We are regulated by agencies which generally have discretion to issue regulations and interpret and enforce laws and rules. The regulations can vary significantly among jurisdictions and the interpretation of them are subject to frequent change. Domestic U.S. and international governments continue to consider and enact various legislative and regulatory proposals which could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political climate, could adversely affect our businesses.
If we fail to comply with, are alleged to have failed to comply with, or fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our compliance with federal, state and international laws and regulations.

U.S. Federal Laws and Regulation
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
UnitedHealthcare Community & State has Medicaid and CHIP contracts subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance, and the regulatory environment with respect to these programs is complex. In addition, our businesses are subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriate reduction or limitation of health care services, anti-money laundering, securities and antitrust compliance.
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
Our businesses must comply with the Health Information Technology for Economic and Clinical Health Act (HITECH) which regulates matters relating to privacy, security and data standards. HITECH imposes requirements on uses and disclosures of health information; includes contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds federal data breach notification requirements for covered entities and business associates and reporting requirements to HHS and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.
The use and disclosure of individually identifiable health data by our businesses are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA. These federal laws and state statutes generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and generally prescribe safeguards for the protection of personal information. Neither the GLBA nor HIPAA privacy regulations preempt more stringent state laws and regulations, which may apply to us, as discussed below. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how our services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to interpretation by the U.S. Department of Labor (DOL) as well as the federal courts. ERISA sets forth standards on how our business units may do business with employers who sponsor employee health benefit plans, particularly those who maintain self-funded plans. Regulations established by the DOL subject us to additional requirements for administration of benefits, claims payment and member appeals under health care plans governed by ERISA.
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations, which require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We file reports annually with Connecticut, our lead regulator, and with New York, as required by the state’s regulation.
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
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations which set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distribution laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies which oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our beneficiaries dually eligible for Medicare and Medicaid. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
State Privacy and Security Regulations. A number of states have adopted laws and regulations which may affect our privacy and security practices, such as state laws governing the use, disclosure and protection of social security numbers and protected health information or which are designed to implement GLBA or protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to meet minimum cyber-security standards and notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Different approaches to state privacy and insurance regulation and varying enforcement philosophies may materially and adversely affect our ability to standardize our products and services across state lines. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy and security regulations.
Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices, which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change.
Pharmacy and Pharmacy Benefits Management (PBM) Regulations
Optum Rx’s businesses include home delivery, specialty and compounding pharmacies, as well as clinic-based pharmacies which must be licensed as pharmacies in the states in which they are located. Certain of our pharmacies must also register with the U.S. Drug Enforcement Administration (DEA) and individual state controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we also are required to comply with laws and regulations in some non-resident states where we deliver pharmaceuticals, including those requiring us to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with their laws where pharmaceuticals are delivered. Additionally, certain of our pharmacies which participate in programs for Medicare and state Medicaid providers are required to comply with applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
Federal and state legislation of PBM activities affects both our ability to limit access to a pharmacy provider network or remove network providers. Additionally, many states limit our ability to manage and establish maximum allowable costs for generic prescription drugs. With respect to formulary services, a number of government entities, including CMS, HHS and state departments of insurance, regulate the administration of prescription drug benefits offered through federal or state exchanges. Many states also regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. These regulations could limit or preclude (i) certain plan designs, (ii) limited networks, (iii) requirements to use particular care providers or distribution channel, (iv) copayment differentials among providers and (v) formulary tiering practices.

Legislation seeking to regulate PBM activities introduced or enacted at the federal or state level could impact our business practices with others in the pharmacy supply chain, including pharmaceutical manufacturers and network providers. Additionally, organizations like the NAIC periodically issue model regulations while credentialing organizations, like the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC), may establish standards impacting PBM pharmacy activities. Although these model regulations and standards do not have the force of law, they may influence states to adopt their recommendations and impact the services we deliver to our clients.
Consumer Protection Laws
Certain of our businesses participate in direct-to-consumer activities and are subject to regulations applicable to online communications and other general consumer protection laws and regulations such as the Federal Tort Claims Act, the Federal Postal Service Act and the FTC’s Telemarketing Sales Rule. Most states also have similar consumer protection laws.
Certain laws, such as the Telephone Consumer Protection Act, give the FTC, the Federal Communications Commission (FCC) and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.
Banking Regulation
Optum Bank is subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation, which performs annual examinations to ensure the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. Optum Bank is also subject to supervision and regulation by the Utah State Department of Financial Institutions, which carries out annual examinations to ensure the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results from any of these agencies, the bank could become subject to increased operational expenses and capital requirements, enhanced governmental oversight and monetary penalties.
Non-U.S. Regulation
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
COMPETITION
As a diversified health care company, we operate in highly competitive markets across the full expanse of health care benefits and services, including organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants and business combinations also contribute to a dynamic and competitive environment. We compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

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

HUMAN CAPITAL RESOURCES
Our 350,000 employees, as of December 31, 2021, including nearly 135,000 clinical professionals, are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, relationships, innovation and performance align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience and improve health outcomes. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission. Similar to other businesses, in 2021 we have experienced moderately higher levels of employment attrition and COVID-19 continues to drive unplanned absences, but due to increased recruiting capacity and upgraded digital capabilities our workforce continues to be able to meet the needs of those we serve.
We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. Our approach is data-driven and leader led, including enterprise and business scorecards ensuring our leaders are accountable for a consistent focus on hiring, developing, advancing and retaining diverse talent. We have embedded inclusion and diversity throughout our culture, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We strive to maintain a sustainable and diverse talent pipeline by building strong strategic partnerships and outreach through early career programs, internships and apprenticeships. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our diverse talent. To foster an engaged workforce and an inclusive culture, we invest in a broad array of learning and culture development programs. We rely on a shared leadership framework, which clearly and objectively defines our expectations, enables an environment where everyone has the opportunity to learn and grow, and helps us identify, develop and deploy talent to help achieve our mission.
We prioritize pay equity by regularly evaluating and reviewing our compensation practices by gender, ethnicity and race. Receiving on-going feedback from our team members is another way to strengthen and reinforce a culture of inclusion. Our Employee Experience Index measures an employee’s sense of commitment and belonging to the Company and is a metric in the Stewardship section of our annual incentive plan. Our Sustainability Report, which can be accessed on our website at www.unitedheatlhgroup.com, provides further details on our people and culture.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of February 10, 2022, including the business experience of each executive officer during the past five years:

Name	Age	Position
Andrew P. Witty	57	Chief Executive Officer
Dirk C. McMahon	62	President and Chief Operating Officer
John F. Rex	60	Executive Vice President and Chief Financial Officer
Patricia L. Lewis	60	Executive Vice President and Chief Human Resources Officer
Thomas E. Roos	49	Senior Vice President and Chief Accounting Officer
Marianne D. Short	70	Executive Vice President and Chief Legal Officer
Brian R. Thompson	47	Chief Executive Officer of UnitedHealthcare
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification.
Mr. Witty has served as Chief Executive Officer and a member of the Board of Directors of UnitedHealth Group since February 2021. Previously, Mr. Witty served as Chief Executive Officer of Optum beginning in July 2018, President of UnitedHealth Group from November 2019 to February 2021 and as a UnitedHealth Group director from August 2017 to March 2018. From April 2020 to November 2020, Mr. Witty took an unpaid leave of absence to serve as a Global Envoy for the World Health Organization’s COVID-19 efforts. Prior to joining UnitedHealth Group, he was Chief Executive Officer and a board member of GlaxoSmithKline, a global pharmaceutical company, from 2008 to April 2017.
Mr. McMahon has served as President and Chief Operating Officer of UnitedHealth Group since February 2021. In addition, Mr. McMahon previously served as Chief Executive Officer of UnitedHealthcare June 2019 to April 2021, President and Chief Operating Officer of Optum from April 2017 to June 2019 and Executive Vice President, Operations at UnitedHealth Group from November 2014 to April 2017. Mr. McMahon also served as Chief Executive Officer of Optum Rx from November 2011 to November 2014. Prior to 2011, he held various positions in UnitedHealthcare in operations, technology and finance.

Mr. Rex has served as Executive Vice President and Chief Financial Officer of UnitedHealth Group since June 2016. From March 2012 to June 2016, Mr. Rex served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, Mr. Rex was a Managing Director at JP Morgan, a global financial services firm.
Ms. Lewis has served as Executive Vice President and Chief Human Resources Officer of UnitedHealth Group since October 2019. Prior to joining UnitedHealth Group, Ms. Lewis served at Lockheed Martin Corporation, a global security and aerospace company, where she was Senior Vice President and Chief Human Resources Officer from December 2014 to October 2019. Prior to joining Lockheed Martin Corporation in 2011, Ms. Lewis held various positions in Human Resources at International Business Machines Corporation, a global technology company, and DuPont De Nemours, Inc, a global diversified chemicals company. Ms. Lewis currently serves as a director of Lear, Inc.
Mr. Roos has served as Senior Vice President and Chief Accounting Officer of UnitedHealth Group since August 2015. Prior to joining UnitedHealth Group, Mr. Roos was a Partner at Deloitte & Touche LLP, an independent registered public accounting firm, from September 2007 to August 2015.
Ms. Short has served as Executive Vice President and Chief Legal Officer of UnitedHealth Group from January 2013 to January 2021 and from June 2021 to present. Prior to joining UnitedHealth Group, Ms. Short served as the Managing Partner at Dorsey & Whitney LLP, an international law firm, from January 2007 to December 2012.
Mr. Thompson has served as Chief Executive Officer of UnitedHealthcare since April 2021. Prior to this role, he served as Chief Executive Officer of UnitedHealthcare's government programs including Medicare & Retirement and Community & State from 2017 to 2021; as Chief Financial Officer of UnitedHealthcare’s Employer & Individual and Medicare & Retirement businesses from 2010 to 2017; as Financial Controller of UnitedHealthcare's Employer & Individual business from 2008 to 2010; and as Director, Corporate Development from 2004 to 2008.
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
Risks Related to Our Business and Our Industry
We are subject to risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic, which could continue to have a material adverse effect on our business, results of operations, financial condition and financial performance.
The ongoing COVID-19 pandemic continues to impact health systems, businesses, governments and customer and consumer activities. The future impact to our business is primarily dependent upon the ultimate pacing, intensity and duration of the crisis, the severity of new variants of the COVID-19 virus, and the effectiveness and extent of administration of vaccinations and treatments, factors which remain uncertain at this time. These factors continue to affect the related treatment, testing, coverage and other services we provide for the people we serve. We may experience an increase in medical care costs as people seek care which was deferred during the pandemic and individuals with chronic conditions may require additional care needs resulting from missed treatments. The premiums and fees we charge, including premiums dependent upon documented health conditions, may not be sufficient to cover the medical and administrative costs associated with COVID-19 and other care services. Similarly, state and federal mandates for coverage may result in additional incurred expenses that are not associated with increases in government reimbursement (such as requirements for insurers to cover at-home COVID-19 testing).We have experienced and may continue to experience reduced demand for certain services Optum provides to care providers, health plans and employers as a result of reduced clinical and claims activity and changes in business priorities resulting from COVID-19. In addition, our care delivery business may continue to be adversely impacted by COVID-19 infections and exposures affecting providers we employ, resulting in reduced capacity to handle demand for care and related partial or full closures of our facilities. Our non-clinical workforce may also be adversely impacted by COVID-19 infections and exposures impacting our business operations.
The COVID-19 pandemic has resulted in some of our customers having to temporarily or permanently close or severely curtail their operations, and unfavorable economic conditions resulting from the pandemic may continue to impact our clients, customers, health care providers, third party vendors and federal and state entities and programs. Among other impacts, we have experienced and may continue to experience loss of commercial and pharmacy care services members due to customer reductions in workforce and an adverse impact on the timing and collectability of premium payments. In addition, governments have modified, and may continue to modify, regulatory standards around various aspects of health care in response to COVID-19, which may adversely affect our ability to ensure timely compliance and meet various contractual obligations.
Further disruptions in public and private infrastructure, including supply chains providing medical supplies and pharmaceutical products, could disrupt our business operations or increase our operating costs. Additionally, the enactment of emergency powers by governments could disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
Although we cannot predict the pacing, intensity and duration of COVID-19, the pandemic’s disruption to business activities, employment and economic effects, and near and long-term impacts on the patterns of care and services across the healthcare system could continue to have material and adverse effects on our business, results of operations, financial position or cash flows.
If we fail to estimate, price for and manage our medical costs or set benefit designs in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for and effectively manage medical costs. Our Optum Health business negotiates value-based arrangements with commercial third-party payers which are also included in premium revenues. Under a typical arrangement, Optum Health receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to members. Premium revenues from risk-based products comprise nearly 80% of our total consolidated revenues. If we fail to predict accurately, or effectively price for or manage, the costs of providing care under risk-based arrangements, our results of operations could be materially and adversely affected.

We manage medical costs through underwriting criteria, product design, negotiation of competitive provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies and Medicaid contracts is typically based on a fixed monthly rate per individual served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on certain Medicare policies is based on bids submitted to CMS in June the year before the contract year. Although we base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, large-scale medical emergencies, the potential effects of climate change, pandemics, such as COVID-19, the introduction of new or costly drugs, treatments and technology, new treatment guidelines, newly mandated benefits or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2021 medical costs for commercial insured products had been 1% higher than our actual medical costs, without proportionally higher revenues from such products, our annual net earnings for 2021 would have been reduced by approximately $330 million, excluding any offsetting impact from risk adjustment or from reduced premium rebates due to minimum MLRs.
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
Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, price adequately our products and services, provide effective service to our customers in an efficient and uninterrupted fashion, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions or penalties; incur increases in operating expenses; or suffer other adverse consequences.
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
Our businesses face significant competition in all of the geographic markets in which we operate. In particular geographies or segments, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; lower profit margin or financial return expectations; or other factors which give such competitors a competitive advantage. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, both among our competitors and suppliers. Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability.
In addition, our success in the health care marketplace will depend on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services, which are useful and relevant to health care payers, consumers and our customers, we may not remain competitive, and we risk losing market share to existing competitors and disruptive new market entrants. For example, new direct-to-consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits and health care usage. We may face challenges from new technologies and market entrants which could affect our existing relationship with health plan enrollees in these areas. Any failure by us to continue to develop innovative care models, including accelerating the transition of care to value-based models and expanding access to virtual care, could result in competitive disadvantages and loss of market share. Additionally, our competitive position could be adversely affected by a failure to develop satisfactory data and analytics capabilities or provide services focused on these capabilities to our clients. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we fail to realize competitive advantages resulting from collaboration between our businesses, if we are unable to innovate and deliver products and services demonstrating value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
If we fail to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers, our business could be materially and adversely affected.
We depend substantially on our continued ability to contract with health care payers (as a service provider to those payers), as well as physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and other service providers at competitive prices. Any failure by us to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes, which may be costly, divert management’s attention from our operations and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies which could result in diminished bargaining power on our part. In addition, ACOs; practice management companies (which aggregate physician practices for administrative efficiency); and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
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
Some providers render services to our members who do not have contracts with us. In those cases, we do not have a pre-established understanding about the amount of compensation due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in other cases the amount is either not defined or is established by a standard which does not clearly specify dollar terms. In some instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with us.
The success of some of our businesses, including Optum Health and UnitedHealthcare Global, depend on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians who practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.
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

We are routinely subject to various legal actions, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), antitrust claims (including as a result of changes in the enforcement of antitrust laws), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. In addition, certain of our pharmacy services operations are subject to the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. We operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. Any failure by us to adhere to the laws and regulations applicable to our businesses could subject us to civil and criminal penalties.
We are largely self-insured with regard to litigation risks, including claims of medical malpractice against our affiliated physicians and us. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible the level of actual losses will significantly exceed the liabilities recorded. Additionally, physicians and other healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice and general professional liabilities. Even in states that have imposed caps on damages for such actions, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs and, if these actions are asserted against us, could result in substantial monetary damages or damage to our reputation.
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
Unfavorable economic conditions may impact demand for certain of our products and services. For example, high unemployment during the early stages of the COVID-19 pandemic has caused lower enrollment or lower rates of renewal in our employer group benefits and pharmacy services plans. Unfavorable economic conditions also have caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in our membership levels and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
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
We are dependent on our ability to attract, develop and retain qualified employees and executives, including those with diverse backgrounds, experiences and skill sets, to operate and expand our business. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is extremely competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. Adverse changes to our corporate culture, which seeks to foster integrity, compassion, relationships, innovation and performance, could harm our business operations and our ability to retain key employees and executives. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected.
Our investment portfolio may suffer losses which could adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the vast majority of the fair value of our investments as of December 31, 2021. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments which could adversely affect our profitability and equity.
Our investments may not produce total positive returns and we may sell investments at prices which are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2021, our goodwill and other intangible assets had a carrying value of $86 billion, representing 40% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings.
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
Claims paying ability, financial strength and debt ratings by Nationally Recognized Statistical Rating Organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used by customers and creditors. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. We may not be able to maintain our current credit ratings in the future. Any downgrades in our credit ratings could materially increase our costs of or ability to access funds in the debt capital markets and otherwise materially increase our operating costs.
Risks Related to the Regulation of Our Business
Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies which write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk they would be required to pay a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Certain of our businesses provide products or services to government agencies. For example, some of our Optum and UnitedHealthcare businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of contracts we hold with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies which might be viewed as an actual or potential conflict of interest. These laws may limit our ability to pursue and perform certain types of work, thereby materially and adversely affecting our results of operations, financial position and cash flows.
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
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent change. For example, legislative, administrative and public policy changes to the ACA have been and likely will continue to be considered, and we cannot predict if the ACA will be further modified. Litigation challenges have been brought seeking to invalidate the ACA in whole or in part and future litigation challenges are possible. Further, the integration into our businesses of entities we acquire may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules which did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
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
The government health care programs in which we participate generally are subject to frequent changes, including changes which may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit. States have also made changes in rates and reimbursements for Medicaid members and audits can result in unexpected recoupments.
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

CMS uses various payment mechanisms to allocate funding for Medicare programs, including adjustment of monthly capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers for Medicare Advantage plans, as well as, for Medicare Part D plans, risk-sharing provisions based on a comparison of costs forecasted in our annual bids to actual prescription drug costs. Some state Medicaid programs utilize a similar process. For example, our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS or state agencies for purposes of determining the amount of certain payments to us. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (RADV) audits of selected Medicare health plans to validate the coding practices of and supporting documentation maintained by health care providers. Certain of our local plans have been selected for such audits, which in the past have resulted and in the future could result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS.
We have been and in the future may become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims by private litigants or whistleblowers who, among other allegations, may claim we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which have resulted in, and in the future could result in, adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our businesses providing pharmacy care services face regulatory and operational risks and uncertainties which may differ from the risks of our other businesses.
We provide pharmacy care services through our Optum Rx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Additionally, various governmental agencies have conducted investigations into certain PBM practices, which have resulted in other PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements. As a provider of pharmacy benefit management services, Optum Rx is also subject to an increasing number of licensure, registration and other laws and accreditation standards. Optum Rx also conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and Boards of Pharmacy.
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
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans subject to ERISA. A private party or the DOL, which is the agency that enforces ERISA, could assert the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where those businesses are not contractually obligated to assume fiduciary obligations. If a court were to determine fiduciary obligations apply, we could be subject to claims for breaches of fiduciary obligations or claims we entered into certain prohibited transactions.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers utilizing protected personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of protected personal information are regulated at the federal, state, international and industry levels and addressed in requirements imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations.
Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the European Union, Brazil, Chile, India and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers. For example, effective May 2018, the European Union’s General Data Protection Regulation (GDPR) overhauled data protection laws in the European Union. GDPR has imposed more stringent European Union data protection requirements on us or our customers, and prescribed greater penalties for noncompliance. Brazilian privacy legislation, similar in certain respects to GDPR, took effect in September 2020.
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
Through our Optum businesses, we maintain a database of administrative and clinical data statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business and, among other consequences, could subject us to mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents, and material fines, penalties and litigation awards. Any of these consequences could have a material and adverse effect on our results of operations, financial position and cash flows.
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
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2022, there were 10,644 registered holders of record of our common stock.
DIVIDEND POLICY
In June 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share, which the Company had paid since June 2020. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. There is no established expiration date for the program. During the fourth quarter of 2021, we repurchased 2.3 million shares at an average price of $447.99 per share. As of December 31, 2021, we had Board authorization to purchase up to 45 million shares of our common stock.

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 index for the five-year period ended December 31, 2021. The comparisons assume the investment of $100 on December 31, 2016 in our common stock and in each index, and dividends were reinvested when paid.

	12/16	12/17	12/18	12/19	12/20	12/21
UnitedHealth Group	$100.00	$139.82	$160.13	$192.13	$232.87	$338.16
S&P Health Care Index	100.00	122.08	129.97	157.04	178.15	224.70
Dow Jones US Industrial Average	100.00	128.11	123.65	154.99	170.06	205.68
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.     [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto included in Part II Item 8, “Financial Statements and Supplementary Data.” Readers are cautioned the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the PSLRA. These forward-looking statements involve risks and uncertainties which may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below in this Item 7 and in Part I, Item 1A, “Risk Factors.”
Discussions of year-over-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2020.
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
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises 18% of gross domestic product (GDP). We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions, such as the economic impact of COVID-19, and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
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
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
We expect Medicaid revenue growth due to anticipated changes in mix and pricing trends; we also believe the payment rate environment creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. COVID-19 related care costs as well as the deferral of care have impacted medical cost trends in 2021 and may continue to do so in 2022 and subsequent years. Future medical cost trends may be impacted by increased consumer demand for care, potentially even higher acuity care, due to the temporary deferral of care since the onset of the pandemic. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. The continued uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which has resulted in, and could continue to result in, increased variability to medical cost reserve development.
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
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to regulatory matters. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates. Final 2022 Medicare Advantage rates resulted in an increase in industry base rates of approximately 4.1%, short of the industry forward medical cost trend, creating continued pressure in the Medicare Advantage program.
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
ACA Tax (Health Insurance Tax). The Health Insurance Tax was permanently repealed by Congress, effective January 1, 2021. The permanent repeal of the tax impacts year-over-year comparability of our financial statements, including revenues, operating costs, medical care ratio (MCR), operating cost ratio, effective tax rate and cash flows from operations.
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. In 2021, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. The temporary deferral of care was more than offset by COVID-19 related care and testing costs, rebate requirements and other revenue impacts and general economic impacts. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. Specific trends and uncertainties related to our two business platforms are as follows:
Optum. COVID-19 related care costs continued to impact our Optum Health value-based care delivery businesses, which were partially offset by the continued temporary deferral of care. The temporary deferral of care reduced fee-for-service care delivery volume, as well as Optum Insight and Optum Rx volume-based business activity, although we expect the impact to continue decreasing as care returns to, and potentially exceeds, normal levels. We believe COVID-19 will continue to influence customer and consumer behavior, both during and after the pandemic, which could impact how and where care is delivered and the manner in which consumers wish to receive their prescription drugs or infusion services. As a result of the dynamic situation and broad-reaching impact to the health system, the ultimate impact of COVID-19 on our Optum businesses is uncertain.

UnitedHealthcare. In 2021, we continued expanded benefit coverage in areas such as COVID-19 related care and testing, telemedicine, and pharmacy; we also continued to assist our customers, care providers, members and communities in addressing the COVID-19 crisis. UnitedHealthcare’s 2021 results of operations were negatively impacted by COVID-19 related care and testing, rebate requirements and other revenue impacts, as well as broader economic impacts, partially offset by the continued deferral of care. The increase in people served through Medicaid was attributable in part to continuing action by states to ease eligibility redetermination requirements due to the COVID-19 public health emergency.
Disrupted care patterns, as a result of the pandemic, have affected and may continue to temporarily affect the ability to obtain complete member health status information, impacting revenue in businesses utilizing risk adjustment methodologies. The ultimate overall impact is uncertain and dependent on the future pacing, intensity and duration of the pandemic, the severity of new variants of the COVID-19 virus, the effectiveness and extent of administration of vaccination and treatments and general economic uncertainty.
SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2021 year-over-year operating comparisons to 2020.
•Consolidated revenues increased by 12%, UnitedHealthcare revenues increased 11% and Optum revenues grew 14%.
•UnitedHealthcare served 2.1 million more people domestically, primarily driven by growth in community and senior programs.
•Earnings from operations increased by 7%, including an increase of 19% at Optum, partially offset by a decrease of 3% at UnitedHealthcare.
•Diluted earnings per common share increased 13% to $18.08.
•Cash flows from operations were $22.3 billion.
•Return on equity was 25.2%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
Revenues:
Premiums	$226,233	$201,478	$189,699	$24,755	12%
Products	34,437	34,145	31,597	292	1
Services	24,603	20,016	18,973	4,587	23
Investment and other income	2,324	1,502	1,886	822	55
Total revenues	287,597	257,141	242,155	30,456	12
Operating costs:
Medical costs	186,911	159,396	156,440	27,515	17
Operating costs	42,579	41,704	35,193	875	2
Cost of products sold	31,034	30,745	28,117	289	1
Depreciation and amortization	3,103	2,891	2,720	212	7
Total operating costs	263,627	234,736	222,470	28,891	12
Earnings from operations	23,970	22,405	19,685	1,565	7
Interest expense	(1,660)	(1,663)	(1,704)	3	—
Earnings before income taxes	22,310	20,742	17,981	1,568	8
Provision for income taxes	(4,578)	(4,973)	(3,742)	395	(8)
Net earnings	17,732	15,769	14,239	1,963	12
Earnings attributable to noncontrolling interests	(447)	(366)	(400)	(81)	22
Net earnings attributable to UnitedHealth Group common shareholders	$17,285	$15,403	$13,839	$1,882	12%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$18.08	$16.03	$14.33	$2.05	13%
Medical care ratio (a)	82.6%	79.1%	82.5%	3.5%
Operating cost ratio	14.8	16.2	14.5	(1.4)
Operating margin	8.3	8.7	8.1	(0.4)
Tax rate	20.5	24.0	20.8	(3.5)
Net earnings margin (b)	6.0	6.0	5.7	—
Return on equity (c)	25.2%	24.9%	25.7%	0.3%
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
2021 RESULTS OF OPERATIONS COMPARED TO 2020 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by the increase in the number of individuals served through Medicare Advantage, Medicaid and commercial offerings; pricing trends; and organic and acquisition growth across the Optum business, primarily due to expansion in care delivery.
Medical Costs and MCR
Medical costs increased as a result of growth in people served through Medicare Advantage, Medicaid and commercial offerings, as well as increased COVID-19 related care costs and medical cost trends, partially offset by higher temporary care deferrals. The MCR increased due to increased COVID-19 related care costs and the permanent repeal of the Health Insurance Tax, partially offset by increased temporary care deferrals. Medical costs and the MCR were also impacted by increased prior year favorable reserve development.

Operating Cost Ratio
The operating cost ratio decreased primarily due to the permanent repeal of the Health Insurance Tax, COVID-19 impacts on revenue and operating costs in the prior year and operating efficiency gains, partially offset by business mix.
Income Tax Rate
Our effective tax rate decreased primarily due to the permanent repeal of the nondeductible Health Insurance Tax.
Reportable Segments
See Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data ” for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including individuals served by UnitedHealthcare by major market segment and funding arrangement, people served by Optum Health and adjusted scripts for Optum Rx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, including the mix of care delivered through accountable care models at Optum Health, customer penetration and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2021	2020	2019	2021 vs. 2020
Revenues
UnitedHealthcare	$222,899	$200,875	$193,842	$22,024	11%
Optum Health	54,065	39,808	30,317	14,257	36
Optum Insight	12,199	10,802	10,006	1,397	13
Optum Rx	91,314	87,498	74,288	3,816	4
Optum eliminations	(2,013)	(1,800)	(1,661)	(213)	12
Optum	155,565	136,308	112,950	19,257	14
Eliminations	(90,867)	(80,042)	(64,637)	(10,825)	14
Consolidated revenues	$287,597	$257,141	$242,155	$30,456	12%
Earnings from operations
UnitedHealthcare	$11,975	$12,359	$10,326	$(384)	(3)%
Optum Health	4,462	3,434	2,963	1,028	30
Optum Insight	3,398	2,725	2,494	673	25
Optum Rx	4,135	3,887	3,902	248	6
Optum	11,995	10,046	9,359	1,949	19
Consolidated earnings from operations	$23,970	$22,405	$19,685	$1,565	7%
Operating margin
UnitedHealthcare	5.4%	6.2%	5.3%	(0.8)%
Optum Health	8.3	8.6	9.8	(0.3)
Optum Insight	27.9	25.2	24.9	2.7
Optum Rx	4.5	4.4	5.3	0.1
Optum	7.7	7.4	8.3	0.3
Consolidated operating margin	8.3%	8.7%	8.1%	(0.4)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2021	2020	2019	2021 vs. 2020
UnitedHealthcare Employer & Individual	$60,023	$55,872	$56,945	$4,151	7%
UnitedHealthcare Medicare & Retirement	100,552	90,764	83,252	9,788	11
UnitedHealthcare Community & State	53,979	46,487	43,790	7,492	16
UnitedHealthcare Global	8,345	7,752	9,855	593	8
Total UnitedHealthcare revenues	$222,899	$200,875	$193,842	$22,024	11%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020
Commercial:
Risk-based	7,985	7,910	8,575	75	1%
Fee-based	18,595	18,310	19,185	285	2
Total commercial	26,580	26,220	27,760	360	1
Medicare Advantage	6,490	5,710	5,270	780	14
Medicaid	7,655	6,620	5,900	1,035	16
Medicare Supplement (Standardized)	4,395	4,460	4,500	(65)	(1)
Total community and senior	18,540	16,790	15,670	1,750	10
Total UnitedHealthcare - domestic medical	45,120	43,010	43,430	2,110	5
Global	5,510	5,425	5,720	85	2
Total UnitedHealthcare - medical	50,630	48,435	49,150	2,195	5%
Supplemental Data:
Medicare Part D stand-alone	3,700	4,045	4,405	(345)	(9)%
Commercial business increased primarily due to acquisitions in risk-based and fee-based offerings and organic growth in innovative products. Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19, new state-based awards and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenues increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, including a greater mix of people with higher acuity needs, and an increase in the number of individuals served through commercial benefits, partially offset by the permanent repeal of the Health Insurance Tax and the impacts of COVID-19 on risk adjusted business. Earnings from operations decreased due to increased COVID-19 related care costs and the impacts of COVID-19 on risk adjusted business, partially offset by higher temporary deferral of care and growth in people served across our domestic businesses.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in value-based arrangements, acquisitions in care delivery and the impact of COVID-19 at our fee-based businesses as consumers resumed elective care. Earnings from operations increased due to the factors impacting revenues as well as cost management initiatives and increased investment income. COVID-19 related care costs and temporary care deferrals affected earnings from operations at our value-based and fee-based businesses in offsetting manners. Optum Health served approximately 100 million people as of December 31, 2021 compared to 98 million people as of December 31, 2020.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in technology and managed services, including expanding relationships serving health systems. Earnings from operations also increased due to productivity gains and cost management initiatives.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services. Earnings from operations also increased as a result of continued supply chain and cost management initiatives. Optum Rx fulfilled 1.4 billion and 1.3 billion adjusted scripts in 2021 and 2020, respectively. In addition to the factors contributing to revenue growth, adjusted scripts also increased due to the dispensing of COVID-19 vaccines.

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
Our regulated subsidiaries generate significant cash flows from operations and are subject to, among other things, minimum levels of statutory capital, as defined by their respective jurisdictions, and restrictions on the timing and amount of dividends paid to their parent companies.
Our U.S. regulated subsidiaries paid their parent companies dividends of $8.0 billion and $8.3 billion in 2021 and 2020, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2021	2020	2019	2021 vs. 2020
Sources of cash:
Cash provided by operating activities	$22,343	$22,174	$18,463	$169
Issuances of long-term debt and short-term borrowings, net of repayments	2,481	2,586	3,994	(105)
Proceeds from common share issuances	1,355	1,440	1,037	(85)
Customer funds administered	622	1,677	13	(1,055)
Other	—	—	219	—
Total sources of cash	26,801	27,877	23,726
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(4,821)	(7,139)	(8,343)	2,318
Cash dividends paid	(5,280)	(4,584)	(3,932)	(696)
Common share repurchases	(5,000)	(4,250)	(5,500)	(750)
Purchases of property, equipment and capitalized software	(2,454)	(2,051)	(2,071)	(403)
Purchases of investments, net of sales and maturities	(1,843)	(2,836)	(2,504)	993
Purchases of redeemable noncontrolling interests	(1,338)	—	(618)	(1,338)
Other	(1,549)	(965)	(619)	(584)
Total uses of cash	(22,285)	(21,825)	(23,587)
Effect of exchange rate changes on cash and cash equivalents	(62)	(116)	(20)	54
Net increase in cash and cash equivalents	$4,454	$5,936	$119	$(1,482)
2021 Cash Flows Compared to 2020 Cash Flows
Cash flows provided by operating activities were largely consistent, with higher net earnings being offset by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included decreased customer funds administered and increased purchases of redeemable noncontrolling interests, share repurchases and cash dividends paid, partially offset by decreased cash paid for acquisitions and net purchases of investments.

Financial Condition
As of December 31, 2021, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $65.1 billion included $21.4 billion of cash and cash equivalents (of which $2.8 billion was available for general corporate use), $40.2 billion of debt securities and $3.5 billion of equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.9 years and a weighted-average credit rating of “Double A” as of December 31, 2021. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
Cash Requirements. The Company’s cash requirements within the next twelve months include medical costs payable, accounts payable and accrued liabilities, short-term borrowings and current maturities of long-term debt, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations; cash available for general corporate use; and the realization of current assets, such as accounts receivable.
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt Obligations. See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our long-term debt and the timing of expected future payments. Interest coupon payments are typically paid semi-annually.
•Operating leases. See Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our obligations and the timing of expected future payments.
•Purchase and other obligations. These include $4.7 billion, $2.7 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2021.
•Other Liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2021, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
•Redeemable noncontrolling interests. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail. We do not have any material required redemptions in the next twelve months.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2021, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 36%.
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

Credit Ratings. Our credit ratings as of December 31, 2021 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A	Stable	A	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1+	n/a
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
Share Repurchase Program. As of December 31, 2021, we had Board authorization to purchase up to 45 million shares of our common stock. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.and Supplementary Data.”
Dividends. In June 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share, which the Company had paid since June 2020. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.and Supplementary Data.”
Pending Acquisitions. In 2021, we entered into agreements to acquire multiple companies in the health care sector, most notably, Change Healthcare (NASDAQ: CHNG), subject to regulatory approval and other customary closing conditions. Additionally, in January 2022, we entered into agreements to acquire multiple companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $12 billion.
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
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services rendered on behalf of consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months. As of December 31, 2021, our days outstanding in medical payables was 47 days, calculated as total medical payables divided by total medical costs times the number of days in the period.
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2021, 2020 and 2019 included favorable medical cost development related to prior years of $1.7 billion, $880 million and $580 million, respectively.
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2021:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$686
(0.50)	456
(0.25)	228
0.25	(226)
0.50	(452)
0.75	(676)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators, which included consideration of COVID-19. These factors include but are not limited to pharmacy utilization trends, inpatient hospital authorization data and influenza incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as GDP growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized; mix of benefits offered, including the impact of co-pays and deductibles; changes in medical practices; and catastrophes, epidemics and pandemics, such as COVID-19.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2021:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$895
2	597
1	298
(1)	(298)
(2)	(597)
(3)	(895)
The completion factors and medical costs PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2021; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2021 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2021 net earnings would have increased or decreased by approximately $184 million.
For more detail related to our medical cost estimates, see Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.
We estimate the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of an appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value. As of October 1, 2021, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts which may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations of investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2021, there were no significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2021, we had $25 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2021, $7 billion of our financial liabilities, which include debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2021, $37 billion of our investments were fixed-rate debt securities and $45 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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

The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2021 and 2020 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2021
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$499	$133	$(3,080)	$(8,664)
1	250	67	(1,564)	(4,723)
(1)	(85)	(7)	1,398	5,655
(2)	(85)	(7)	1,857	10,892
	December 31, 2020
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$401	$163	$(3,020)	$(8,700)
1	201	82	(1,499)	(4,744)
(1)	(75)	(12)	820	5,266
(2)	(75)	(12)	886	8,101
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2021 and 2020, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of December 31, 2021 and 2020, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2021, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $520 million and $1.1 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2021, we had $3.5 billion of investments in equity securities, primarily consisting of investments in employee savings plan related investments, other venture investments and non-U.S. dollar fixed-income funds. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit and finance committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Incurred but not Reported (IBNR) Claim Liability - Refer to Notes 2 and 7 to the financial statements.
Critical Audit Matter Description
Medical costs payable includes estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, for which claims have either not yet been received or processed. These estimates are referred to as incurred but not reported (IBNR) claim liabilities. At December 31, 2021 the Company’s IBNR balance was $17 billion. The Company develops IBNR estimates using an actuarial model that requires management to exercise certain judgments in developing its estimates. Judgments made by management include medical cost per member per month trend factors and completion factors, which include assumptions over the time from date of service to claim receipt, the impact of claim levels, processing cycles, and consideration of COVID-19.
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
•We tested the effectiveness of controls over management’s estimate of the IBNR claim liability balance, including controls over the judgments in both the completion factors and the medical cost per member per month trend factors, as well as controls over the claims and membership data used in the estimation process.

•We tested the underlying claims and membership data and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:
◦Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.
◦Developing an independent estimate of the IBNR claim liability and comparing our estimate to management’s estimate.
◦Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2021 with dates of service in 2020 or prior.
Goodwill - Refer to Notes 2 and 6 to the financial statements.
Critical Audit Matter Description
At December 31, 2021, the Company’s goodwill balance was $76 billion. As discussed in Note 2 of the financial statements, for reporting units where a quantitative analysis is performed, the Company performs an annual impairment test measuring the fair values of the reporting units and comparing them to their aggregate carrying values including goodwill. The estimates of the reporting unit fair values are calculated using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about revenue trends, medical cost trends, and operating costs as well as discount rates. The market-based method requires determination of an appropriate group of peer companies whose securities are traded on an active market. The annual impairment test indicated that the fair values of the reporting units exceeded the carrying values as of the impairment testing date; therefore, no impairment was recognized.
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
•We evaluated management’s ability to forecast and meet future revenue, medical cost trend, and operating costs by comparing:
◦Actual results to historical forecasts.
◦Forecasted information to: internal communications to management and the Board of Directors, industry and economic trends, and analyst reports of revenue and earnings expectations for the Company and its peers.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2021 annual measurement date to December 31, 2021.
•We evaluated management’s selection of peer companies and market multiples.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodologies, including testing the mathematical accuracy of the calculation, (2) the weighting of such valuation methodologies, and (3) discount rate and company specific risks by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent discount rate estimates and comparing to those selected by management.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 15, 2022
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,375	$16,921
Short-term investments	2,532	2,860
Accounts receivable, net of allowances of $954 and $990	14,216	12,870
Other current receivables, net of allowances of $993 and $1,047	13,866	12,534
Assets under management	4,449	4,076
Prepaid expenses and other current assets	5,320	4,457
Total current assets	61,758	53,718
Long-term investments	43,114	41,242
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $5,992 and $5,230	8,969	8,626
Goodwill	75,795	71,337
Other intangible assets, net of accumulated amortization of $5,636 and $5,455	10,044	10,856
Other assets	12,526	11,510
Total assets	$212,206	$197,289
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$24,483	$21,872
Accounts payable and accrued liabilities	24,643	22,495
Short-term borrowings and current maturities of long-term debt	3,620	4,819
Unearned revenues	2,571	2,842
Other current liabilities	22,975	20,392
Total current liabilities	78,292	72,420
Long-term debt, less current maturities	42,383	38,648
Deferred income taxes	3,265	3,367
Other liabilities	11,787	12,315
Total liabilities	135,727	126,750
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,434	2,211
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 941 and 946 issued and outstanding	10	10
Additional paid-in capital	—	—
Retained earnings	77,134	69,295
Accumulated other comprehensive loss	(5,384)	(3,814)
Nonredeemable noncontrolling interests	3,285	2,837
Total equity	75,045	68,328
Total liabilities, redeemable noncontrolling interests and equity	$212,206	$197,289

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenues:
Premiums	$226,233	$201,478	$189,699
Products	34,437	34,145	31,597
Services	24,603	20,016	18,973
Investment and other income	2,324	1,502	1,886
Total revenues	287,597	257,141	242,155
Operating costs:
Medical costs	186,911	159,396	156,440
Operating costs	42,579	41,704	35,193
Cost of products sold	31,034	30,745	28,117
Depreciation and amortization	3,103	2,891	2,720
Total operating costs	263,627	234,736	222,470
Earnings from operations	23,970	22,405	19,685
Interest expense	(1,660)	(1,663)	(1,704)
Earnings before income taxes	22,310	20,742	17,981
Provision for income taxes	(4,578)	(4,973)	(3,742)
Net earnings	17,732	15,769	14,239
Earnings attributable to noncontrolling interests	(447)	(366)	(400)
Net earnings attributable to UnitedHealth Group common shareholders	$17,285	$15,403	$13,839
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$18.33	$16.23	$14.55
Diluted	$18.08	$16.03	$14.33
Basic weighted-average number of common shares outstanding	943	949	951
Dilutive effect of common share equivalents	13	12	15
Diluted weighted-average number of common shares outstanding	956	961	966
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	1	8	10

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net earnings	$17,732	$15,769	$14,239
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(1,028)	1,058	1,212
Income tax effect	248	(253)	(279)
Total unrealized (losses) gains, net of tax	(780)	805	933
Gross reclassification adjustment for net realized gains included in net earnings	(173)	(75)	(104)
Income tax effect	40	17	24
Total reclassification adjustment, net of tax	(133)	(58)	(80)
Total foreign currency translation losses	(657)	(983)	(271)
Other comprehensive (loss) income	(1,570)	(236)	582
Comprehensive income	16,162	15,533	14,821
Comprehensive income attributable to noncontrolling interests	(447)	(366)	(400)
Comprehensive income attributable to UnitedHealth Group common shareholders	$15,715	$15,167	$14,421

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at January 1, 2019	960	$10	$—	$55,846	$(264)	$(3,896)	$2,623	$54,319
Adjustment to adopt ASU 2016-02				(13)			(5)	(18)
Net earnings				13,839			285	14,124
Other comprehensive income (loss)					853	(271)		582
Issuances of common stock, and related tax effects	10	—	696					696
Share-based compensation			673					673
Common share repurchases	(22)	(1)	(937)	(4,562)				(5,500)
Cash dividends paid on common shares ($4.14 per share)				(3,932)				(3,932)
Redeemable noncontrolling interest fair value and other adjustments			(316)					(316)
Acquisition and other adjustments of nonredeemable noncontrolling interests			(109)				196	87
Distributions to nonredeemable noncontrolling interest							(279)	(279)
Balance at December 31, 2019	948	9	7	61,178	589	(4,167)	2,820	60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				15,403			254	15,657
Other comprehensive income (loss)					747	(983)		(236)
Issuances of common stock, and related tax effects	12	1	1,119					1,120
Share-based compensation			647					647
Common share repurchases	(14)	—	(1,576)	(2,674)				(4,250)
Cash dividends paid on common shares ($4.83 per share)				(4,584)				(4,584)
Redeemable noncontrolling interest fair value and other adjustments			(197)					(197)
Acquisition and other adjustments of nonredeemable noncontrolling interests							40	40
Distributions to nonredeemable noncontrolling interest							(277)	(277)
Balance at December 31, 2020	946	10	—	69,295	1,336	(5,150)	2,837	68,328
Net earnings				17,285			360	17,645
Other comprehensive loss					(913)	(657)		(1,570)
Issuances of common stock, and related tax effects	8	—	1,100					1,100
Share-based compensation			729					729
Common share repurchases	(13)	—	(940)	(4,060)				(5,000)
Cash dividends paid on common shares ($5.60 per share)				(5,280)				(5,280)
Redeemable noncontrolling interests fair value and other adjustments			(889)	(106)				(995)
Acquisition and other adjustments of nonredeemable noncontrolling interests							407	407
Distributions to nonredeemable noncontrolling interests							(319)	(319)
Balance at December 31, 2021	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating activities
Net earnings	$17,732	$15,769	$14,239
Noncash items:
Depreciation and amortization	3,103	2,891	2,720
Deferred income taxes	130	(8)	230
Share-based compensation	800	679	697
Other, net	(944)	(52)	(106)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,000)	(688)	162
Other assets	(1,031)	(2,195)	(1,563)
Medical costs payable	2,701	152	1,221
Accounts payable and other liabilities	1,162	5,348	733
Unearned revenues	(310)	278	130
Cash flows from operating activities	22,343	22,174	18,463
Investing activities
Purchases of investments	(17,139)	(16,577)	(18,131)
Sales of investments	7,045	6,489	8,536
Maturities of investments	8,251	7,252	7,091
Cash paid for acquisitions, net of cash assumed	(4,821)	(7,139)	(8,343)
Purchases of property, equipment and capitalized software	(2,454)	(2,051)	(2,071)
Other, net	(1,254)	(506)	219
Cash flows used for investing activities	(10,372)	(12,532)	(12,699)
Financing activities
Common share repurchases	(5,000)	(4,250)	(5,500)
Cash dividends paid	(5,280)	(4,584)	(3,932)
Proceeds from common stock issuances	1,355	1,440	1,037
Repayments of long-term debt	(3,150)	(3,150)	(1,750)
(Repayments of) proceeds from short-term borrowings, net	(1,302)	872	300
Proceeds from issuance of long-term debt	6,933	4,864	5,444
Customer funds administered	622	1,677	13
Purchases of redeemable noncontrolling interests	(1,338)	—	(618)
Other, net	(295)	(459)	(619)
Cash flows used for financing activities	(7,455)	(3,590)	(5,625)
Effect of exchange rate changes on cash and cash equivalents	(62)	(116)	(20)
Increase in cash and cash equivalents	4,454	5,936	119
Cash and cash equivalents, beginning of period	16,921	10,985	10,866
Cash and cash equivalents, end of period	$21,375	$16,921	$10,985

Supplemental cash flow disclosures
Cash paid for interest	$1,653	$1,704	$1,627
Cash paid for income taxes	3,966	4,935	3,542

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements
1.Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two distinct, yet complementary business platforms — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations we are privileged to serve.
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
Premium revenues are recognized based on the estimated premiums earned, net of projected rebates, because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues for certain value-based arrangements at its Optum Health care delivery businesses. Under these value-based arrangements, the Company enters into agreements with health plans to stand ready to deliver, integrate, direct and control certain health care services for the individuals enrolled. In exchange, the Company receives a premium that is typically paid on a per-member per-month basis. The Company considers these value-based arrangements to represent a single performance obligation where premium revenues are recognized in the period in which health care services are made available.
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

Products and Services
For the Company’s Optum Rx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery, specialty and community health pharmacies. Product revenues include the cost of pharmaceuticals (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s home delivery, specialty and community pharmacies. For the years ended December 31, 2021 and 2020, the Company recognized revenue and cost of products sold for retail pharmacy co-payments related to its Optum Rx business. Revenue recognized in prior periods related to retail pharmacy transactions excludes the member’s applicable co-payment. There was no impact on earnings from operations, net earnings, earnings per share or total equity. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members and accordingly, are reported on a gross basis.
Services revenue are comprised of a number of services and products sold through Optum. Optum Health’s service revenues include net patient service revenues recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, Optum Health charges fees and earns investment income on managed funds. Optum Insight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. Optum Insight revenues are generally recognized over time and measured each period based on the progress to date as services are performed or made available to customers.
Services revenue also consists of fees derived from services performed for customers who self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company receives monthly, a fixed fee per employee, which is recognized as revenue as the Company performs, or makes available, the applicable services to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements. For these fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
As of December 31, 2021 and 2020, accounts receivables related to products and services were $5.4 billion and $5.3 billion, respectively. In 2021 and 2020, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2021 or 2020.
For the years ended December 31, 2021, 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
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
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2021.
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
Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services rendered on behalf of consumers, but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (IBNR), which includes estimates for claims which have not been received or fully processed, using an actuarial process consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography. Judgments related to these factors contemplated the impact of COVID-19.
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
Cost of Products Sold
The Company’s cost of products sold includes the cost of pharmaceuticals dispensed to unaffiliated customers either directly at its home delivery, specialty and community pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to unaffiliated clients are accrued as rebates receivable and a reduction of cost of products sold, with a corresponding payable for the amounts of the rebates to be remitted to those unaffiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of product revenue. Cost of products sold also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance and professional services.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and unaffiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2021 and 2020, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $7.2 billion and $6.3 billion, respectively.
As of December 31, 2021 and 2020, the Company’s Medicare Part D receivables amounted to $3.4 billion and $2.9 billion, respectively.
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
There was no impairment of goodwill during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the years ended December 31, 2021, 2020 and 2019.

Other Current Liabilities
Other current liabilities include health savings account deposits ($11.4 billion and $10.2 billion as of December 31, 2021 and 2020, respectively), accruals for premium rebates payable, the RSF associated with the AARP Program, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Redeemable noncontrolling interests, beginning of period	$2,211	$1,726
Net earnings	87	112
Acquisitions	28	321
Redemptions	(1,338)	—
Distributions	(255)	(149)
Fair value and other adjustments	701	201
Redeemable noncontrolling interests, end of period	$1,434	$2,211

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

3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,206	$23	$(31)	$3,198
State and municipal obligations	6,829	297	(20)	7,106
Corporate obligations	20,947	372	(145)	21,174
U.S. agency mortgage-backed securities	5,868	88	(55)	5,901
Non-U.S. agency mortgage-backed securities	2,819	42	(23)	2,838
Total debt securities - available-for-sale	39,669	822	(274)	40,217
Debt securities - held-to-maturity:
U.S. government and agency obligations	511	2	(2)	511
State and municipal obligations	30	2	—	32
Corporate obligations	100	—	—	100
Total debt securities - held-to-maturity	641	4	(2)	643
Total debt securities	$40,310	$826	$(276)	$40,860
December 31, 2020
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,335	$133	$(3)	$3,465
State and municipal obligations	6,893	435	—	7,328
Corporate obligations	18,886	863	(12)	19,737
U.S. agency mortgage-backed securities	6,849	245	(3)	7,091
Non-U.S. agency mortgage-backed securities	2,116	95	(4)	2,207
Total debt securities - available-for-sale	38,079	1,771	(22)	39,828
Debt securities - held-to-maturity:
U.S. government and agency obligations	420	6	—	426
State and municipal obligations	31	2	—	33
Corporate obligations	187	1	—	188
Total debt securities - held-to-maturity	638	9	—	647
Total debt securities	$38,717	$1,780	$(22)	$40,475
Nearly all of the Company’s investments in mortgage-backed securities were rated “Triple A” as of December 31, 2021.
The Company held $3.5 billion and $2.3 billion of equity securities as of December 31, 2021 and 2020, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, other venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.3 billion of equity method investments in operating businesses in the health care sector, as of both December 31, 2021 and 2020. The allowance for credit losses on held-to-maturity securities as of December 31, 2021 and 2020 was not material.

The amortized cost and fair value of debt securities as of December 31, 2021, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,603	$2,614	$235	$236
Due after one year through five years	12,885	13,065	355	354
Due after five years through ten years	11,342	11,524	28	29
Due after ten years	4,152	4,275	23	24
U.S. agency mortgage-backed securities	5,868	5,901	—	—
Non-U.S. agency mortgage-backed securities	2,819	2,838	—	—
Total debt securities	$39,669	$40,217	$641	$643
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$1,976	$(18)	$249	$(13)	$2,225	$(31)
State and municipal obligations	1,386	(19)	31	(1)	$1,417	$(20)
Corporate obligations	9,357	(130)	376	(15)	9,733	(145)
U.S. agency mortgage-backed securities	3,078	(52)	116	(3)	3,194	(55)
Non-U.S. agency mortgage-backed securities	1,321	(18)	114	(5)	1,435	(23)
Total debt securities - available-for-sale	$17,118	$(237)	$886	$(37)	$18,004	$(274)
December 31, 2020
U.S. government and agency obligations	$346	$(3)	$—	$—	$346	$(3)
Corporate obligations	1,273	(9)	456	(3)	1,729	(12)
U.S. agency mortgage-backed securities	601	(3)	—	—	601	(3)
Non-U.S. agency mortgage-backed securities	195	(1)	93	(3)	288	(4)
Total debt securities - available-for-sale	$2,415	$(16)	$549	$(6)	$2,964	$(22)
The Company’s unrealized losses from all securities as of December 31, 2021 were generated from approximately 13,000 positions out of a total of 39,000 positions. The Company believes it will collect the timely principal and interest due on its debt securities having an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of December 31, 2021, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities as of December 31, 2021 and 2020 was not material.
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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2021 or 2020.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. For the year ended December 31, 2021, the Company recognized $840 million of unrealized gains in investment and other income related to fair value adjustments on equity securities primarily in our venture portfolio, based on transactions of the same or similar security. There were no other significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2021 or 2020.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2021
Cash and cash equivalents	$21,359	$16	$—	$21,375
Debt securities - available-for-sale:
U.S. government and agency obligations	3,017	181	—	3,198
State and municipal obligations	—	7,106	—	7,106
Corporate obligations	40	20,916	218	21,174
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,838	—	2,838
Total debt securities - available-for-sale	3,057	36,942	218	40,217
Equity securities	2,090	23	64	2,177
Assets under management	1,972	2,376	101	4,449
Total assets at fair value	$28,478	$39,357	$383	$68,218
Percentage of total assets at fair value	42%	57%	1%	100%
December 31, 2020
Cash and cash equivalents	$16,841	$80	$—	$16,921
Debt securities - available-for-sale:
U.S. government and agency obligations	3,241	224	—	3,465
State and municipal obligations	—	7,328	—	7,328
Corporate obligations	25	19,424	288	19,737
U.S. agency mortgage-backed securities	—	7,091	—	7,091
Non-U.S. agency mortgage-backed securities	—	2,207	—	2,207
Total debt securities - available-for-sale	3,266	36,274	288	39,828
Equity securities	1,795	33	—	1,828
Assets under management	1,774	2,250	52	4,076
Total assets at fair value	$23,676	$38,637	$340	$62,653
Percentage of total assets at fair value	38%	61%	1%	100%
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2021
Debt securities - held-to-maturity	$534	$102	$7	$643	$641
Long-term debt and other financing obligations	$—	$52,583	$—	$52,583	$46,003
December 31, 2020
Debt securities - held-to-maturity	$466	$108	$73	$647	$638
Long-term debt and other financing obligations	$—	$51,254	$—	$51,254	$42,171
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2021	December 31, 2020
Land and improvements	$502	$533
Buildings and improvements	4,882	4,759
Computer equipment	1,851	1,767
Furniture and fixtures	2,014	1,787
Less accumulated depreciation	(3,857)	(3,364)
Property and equipment, net	5,392	5,482
Capitalized software	5,712	5,010
Less accumulated amortization	(2,135)	(1,866)
Capitalized software, net	3,577	3,144
Total property, equipment and capitalized software, net	$8,969	$8,626
 Depreciation expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 was $996 million, $997 million and $995 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2021, 2020 and 2019 was $923 million, $814 million and $721 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Consolidated
Balance at January 1, 2020	$27,228	$15,342	$8,292	$14,797	$65,659
Acquisitions	1,180	4,500	—	699	6,379
Foreign currency effects and other adjustments, net	(623)	2	(119)	39	(701)
Balance at December 31, 2020	27,785	19,844	8,173	15,535	71,337
Acquisitions	60	4,648	96	—	4,804
Foreign currency effects and other adjustments, net	(456)	(268)	350	28	(346)
Balance at December 31, 2021	$27,389	$24,224	$8,619	$15,563	$75,795
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2021			December 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$13,011	$(4,697)	$8,314	$13,428	$(4,575)	$8,853
Trademarks and technology	1,630	(739)	891	1,597	(624)	973
Trademarks and other indefinite-lived	617	—	617	680	—	680
Other	422	(200)	222	606	(256)	350
Total	$15,680	$(5,636)	$10,044	$16,311	$(5,455)	$10,856

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2021		2020
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$484	9 years	$1,113	11 years
Trademarks and technology	147	5 years	514	10 years
Other	29	11 years	95	10 years
Total acquired finite-lived intangible assets	$660	8 years	$1,722	11 years
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2022	$1,098
2023	1,033
2024	972
2025	892
2026	757
Amortization expense relating to intangible assets for the years ended December 31, 2021, 2020 and 2019 was $1.2 billion, $1.1 billion and $1.0 billion, respectively.
7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2021	2020	2019
Medical costs payable, beginning of period	$21,872	$21,690	$19,891
Acquisitions	88	316	679
Reported medical costs:
Current year	188,631	160,276	157,020
Prior years	(1,720)	(880)	(580)
Total reported medical costs	186,911	159,396	156,440
Medical payments:
Payments for current year	(165,524)	(139,974)	(137,155)
Payments for prior years	(18,864)	(19,556)	(18,165)
Total medical payments	(184,388)	(159,530)	(155,320)
Medical costs payable, end of period	$24,483	$21,872	$21,690
For the years ended December 31, 2021, 2020 and 2019 medical cost reserve development was primarily driven by lower than expected health system utilization levels. Additionally, medical cost reserve development in the year ended December 31, 2021 was driven by the uncertainty of care patterns due to the disruption of the health care system caused by COVID-19.

Medical costs payable included IBNR of $17.1 billion and $14.8 billion at December 31, 2021 and 2020, respectively. Substantially all of the IBNR balance as of December 31, 2021 relates to the current year. The following is information about incurred and paid medical cost development as of December 31, 2021:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2020	2021
2020	$160,276	$159,140
2021		188,631
Total		$347,771

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2020	2021
2020	$(139,974)	$(158,182)
2021		(165,524)
Total		(323,706)
Net remaining outstanding liabilities prior to 2020		418
Total medical costs payable		$24,483

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	Carrying Value As of December 31,
(in millions, except percentages)	2021	2020
Commercial paper	$—	$1,296
$400 million 4.700% notes due February 2021	—	400
$750 million 2.125% notes due March 2021	—	750
$350 million Floating rate notes due June 2021	—	350
$400 million 3.150% notes due June 2021	—	400
$500 million 3.375% notes due November 2021	—	507
$750 million 2.875% notes due December 2021	—	762
$1,100 million 2.875% notes due March 2022	1,097	1,113
$1,000 million 3.350% notes due July 2022	999	999
$900 million 2.375% notes due October 2022	899	897
$15 million 0.000% notes due November 2022	14	14
$625 million 2.750% notes due February 2023	632	644
$750 million 2.875% notes due March 2023	768	789
$750 million 3.500% notes due June 2023	749	748
$750 million 3.500% notes due February 2024	748	747
$1,000 million 0.550% notes due May 2024	996	—
$750 million 2.375% notes due August 2024	748	747
$2,000 million 3.750% notes due July 2025	1,994	1,992
$300 million 3.700% notes due December 2025	299	298
$500 million 1.250% notes due January 2026	497	496
$1,000 million 3.100% notes due March 2026	997	997
$1,000 million 1.150% notes due May 2026	972	—
$750 million 3.450% notes due January 2027	747	747
$625 million 3.375% notes due April 2027	621	620
$950 million 2.950% notes due October 2027	942	940
$1,150 million 3.850% notes due June 2028	1,144	1,143
$850 million 3.875% notes due December 2028	844	844
$1,000 million 2.875% notes due August 2029	1,023	1,086
$1,250 million 2.000% notes due May 2030	1,235	1,234
$1,500 million 2.300% notes due May 2031	1,482	—
$1,000 million 4.625% notes due July 2035	993	992
$850 million 5.800% notes due March 2036	839	839
$500 million 6.500% notes due June 2037	492	492
$650 million 6.625% notes due November 2037	642	641
$1,100 million 6.875% notes due February 2038	1,078	1,077
$1,250 million 3.500% notes due August 2039	1,242	1,241
$1,000 million 2.750% notes due May 2040	966	964
$300 million 5.700% notes due October 2040	296	296
$350 million 5.950% notes due February 2041	346	346
$1,500 million 3.050% notes due May 2041	1,483	—
$600 million 4.625% notes due November 2041	589	589
$502 million 4.375% notes due March 2042	485	485
$625 million 3.950% notes due October 2042	608	608
$750 million 4.250% notes due March 2043	736	735
$2,000 million 4.750% notes due July 2045	1,974	1,974
$750 million 4.200% notes due January 2047	739	738
$725 million 4.250% notes due April 2047	718	717
$950 million 3.750% notes due October 2047	934	934
$1,350 million 4.250% notes due June 2048	1,330	1,330
$1,100 million 4.450% notes due December 2048	1,087	1,086
$1,250 million 3.700% notes due August 2049	1,236	1,235
$1,250 million 2.900% notes due May 2050	1,209	1,208
$2,000 million 3.250% notes due May 2051	1,970	—
$1,250 million 3.875% notes due August 2059	1,228	1,228
$1,000 million 3.125% notes due May 2060	965	965
Total short-term borrowings and long-term debt	$44,632	$42,280

The Company’s long-term debt obligations also included $1.4 billion and $1.2 billion of other financing obligations, of which $611 million and $354 million were current as of December 31, 2021 and 2020, respectively.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2022	$3,626
2023	2,277
2024	2,652
2025	2,452
2026	2,652
Thereafter	32,829
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $5.6 billion five-year, $5.6 billion three-year and $3.8 billion 364-day revolving bank credit facilities with 24 banks, which mature in December 2026, December 2024 and December 2022, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2021, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on one-month Term Secured Overnight Financing Rate (SOFR) plus a SOFR Adjustment of 10 basis points plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2021, annual interest rates would have ranged from 0.8% to 0.9%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2021.
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

(in millions)	2021	2020	2019
Current Provision:
Federal	$3,451	$4,098	$2,629
State and local	481	392	319
Foreign	516	491	564
Total current provision	4,448	4,981	3,512
Deferred provision (benefit)	130	(8)	230
Total provision for income taxes	$4,578	$4,973	$3,742
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2021		2020		2019
Tax provision at the U.S. federal statutory rate	$4,685	21.0%	$4,356	21.0%	$3,776	21.0%
State income taxes, net of federal benefit	419	1.9	315	1.5	271	1.5
Share-based awards - excess tax benefit	(100)	(0.4)	(130)	(0.6)	(132)	(0.7)
Non-deductible compensation	144	0.6	134	0.7	119	0.7
Health insurance tax	—	—	626	3.0	—	—
Foreign rate differential	(246)	(1.1)	(164)	(0.8)	(214)	(1.2)
Other, net	(324)	(1.5)	(164)	(0.8)	(78)	(0.5)
Provision for income taxes	$4,578	20.5%	$4,973	24.0%	$3,742	20.8%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2021	2020
Deferred income tax assets:
Accrued expenses and allowances	$723	$815
U.S. federal and state net operating loss carryforwards	287	276
Share-based compensation	117	98
Nondeductible liabilities	296	252
Non-U.S. tax loss carryforwards	435	340
Lease liability	1,284	1,200
Other-domestic	228	126
Other-non-U.S.	376	454
Subtotal	3,746	3,561
Less: valuation allowances	(198)	(170)
Total deferred income tax assets	3,548	3,391
Deferred income tax liabilities:
U.S. federal and state intangible assets	(2,658)	(2,588)
Non-U.S. goodwill and intangible assets	(512)	(606)
Capitalized software	(833)	(731)
Depreciation and amortization	(349)	(346)
Prepaid expenses	(256)	(216)
Outside basis in partnerships	(565)	(342)
Lease right-of-use asset	(1,267)	(1,179)
Net unrealized gains on investments	(125)	(400)
Other-non-U.S.	(248)	(350)
Total deferred income tax liabilities	(6,813)	(6,758)
Net deferred income tax liabilities	$(3,265)	$(3,367)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Gross federal net operating loss carryforwards of $42 million expire beginning in 2023 through 2037 and $295 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2022 through 2041, with some having an indefinite carryforward period. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2021, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2021	2020	2019
Gross unrecognized tax benefits, beginning of period	$1,829	$1,423	$1,056
Gross increases:
Current year tax positions	538	416	512
Prior year tax positions	10	120	2
Gross decreases:
Prior year tax positions	(47)	(130)	(96)
Settlements	—	—	(46)
Statute of limitations lapses	(20)	—	(5)
Gross unrecognized tax benefits, end of period	$2,310	$1,829	$1,423

The Company believes it is reasonably possible its liability for unrecognized tax benefits will decrease in the next twelve months by $42 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies net interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $66 million, $52 million and $19 million of net interest and penalties, respectively. The Company had $194 million and $128 million of accrued interest and penalties for uncertain tax positions as of December 31, 2021 and 2020, respectively. These amounts are not included in the reconciliation above. As of December 31, 2021, there were $1.2 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017 through 2020 tax years are under review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2014 tax year. In general, the Company is subject to examination in non-U.S. jurisdictions for years 2015 and forward.
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
For the year ended December 31, 2021, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.0 billion, including $4.7 billion of extraordinary dividends. For the year ended December 31, 2020, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.3 billion, including $4.2 billion of extraordinary dividends.
The Company's global financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $30.7 billion as of December 31, 2021. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's global financially regulated subsidiaries was approximately $13.0 billion as of December 31, 2021.
Optum Bank must meet minimum capital requirements of the Federal Deposit Insurance Corporation (FDIC) under the capital adequacy rules to which it is subject. At December 31, 2021, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
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
A summary of common share repurchases for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2021	2020
Common share repurchases, shares	13	14
Common share repurchases, average price per share	$389.92	$300.58
Common share repurchases, aggregate cost	$5,000	$4,250
Board authorized shares remaining	45	58

Dividends
In June 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $5.80 compared to $5.00 per share, which the Company had paid since June 2020. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2021 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 23	$1.25	$1,181
June 29	1.45	1,367
September 21	1.45	1,367
December 14	1.45	1,365

11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2021, the Company had 64 million shares available for future grants of share-based awards under the 2020 Stock Incentive Plan. In June 2021, the Company’s shareholders approved 15 million additional shares under the ESPP. As of December 31, 2021, there were 18 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2021 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	28	$211
Granted	5	329
Exercised	(7)	175
Forfeited	(1)	297
Outstanding at end of period	25	241	6.3	$6,610
Exercisable at end of period	12	179	4.7	3,932
Vested and expected to vest, end of period	25	240	6.2	6,509
Restricted Shares
Restricted share activity for the year ended December 31, 2021 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4	$256
Granted	2	352
Vested	(2)	246
Nonvested at end of period	4	303

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2021	2020	2019
Stock Options
Weighted-average grant date fair value of shares granted, per share	$71	$54	$46
Total intrinsic value of stock options exercised	1,519	1,736	1,398
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	352	303	259
Total fair value of restricted shares vested	$560	$574	$545
Employee Stock Purchase Plan
Number of shares purchased	1	1	1
Share-Based Compensation Items
Share-based compensation expense, before tax	$800	$679	$697
Share-based compensation expense, net of tax effects	719	619	641
Income tax benefit realized from share-based award exercises	173	208	201

(in millions, except years)	December 31, 2021
Unrecognized compensation expense related to share awards	$905
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.7% - 1.2%	0.2% - 1.4%	1.5% - 2.5%
Expected volatility	29.2% - 29.8%	22.2% - 29.5%	19.4% - 21.6%
Expected dividend yield	1.3% - 1.5%	1.4% - 1.7%	1.4% - 1.8%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.8	5.1	5.3
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
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2021, 2020 and 2019.
In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $1.8 billion and $1.6 billion as of December 31, 2021 and 2020, respectively.

12.    Commitments and Contingencies
Leases
Operating lease costs were $1.2 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively, and included immaterial variable and short-term lease costs for the year ended December 31, 2021, 2020 and 2019. Cash payments made on the Company’s operating lease liabilities were $921 million, $865 million and $746 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2021, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.7 years and 2.9%, respectively.
As of December 31, 2021, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2022	$870
2023	763
2024	616
2025	510
2026	407
Thereafter	1,716
Total future minimum lease payments	4,882
Less imputed interest	(609)
Total	$4,273
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2021, 2020 or 2019.
As of December 31, 2021, the Company had outstanding, undrawn letters of credit with financial institutions of $181 million and surety bonds outstanding with insurance companies of $1.3 billion, primarily to bond contractual performance.
Pending Acquisitions
In 2021, we entered into agreements to acquire multiple companies in the health care sector, most notably, Change Healthcare (NASDAQ: CHNG), subject to regulatory approval and other customary closing conditions. Additionally, in January 2022, we entered into agreements to acquire multiple companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $12 billion.
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
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:
•UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global. The U.S. businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology and consumer engagement infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, sole proprietorships and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides diversified health care benefits products and services to state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program and other federal, state and community health care programs. UnitedHealthcare Global provides health and dental benefits and hospital and clinical services to employer groups and individuals in South America, and other diversified global health businesses.
•Optum Health focuses on care delivery, care management, wellness and consumer engagement, and health financial services. Optum Health is building a comprehensive, connected health care delivery and engagement platform by directly providing high-quality care, helping people manage chronic and complex health needs, and proactively engaging consumers in managing their health through in-person, in-home, virtual and digital clinical platforms. Optum Health offers access to networks of care provider specialists, health management services, care delivery, consumer engagement and financial services.
•Optum Insight brings together advanced analytics, technology and health care expertise to deliver integrated services and solutions. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations comprising the health care industry depend on Optum Insight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
•Optum Rx offers pharmacy care services and programs, including retail network contracting, home delivery, specialty and community health pharmacy services, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease/drug therapy management. Optum Rx integrates pharmacy and medical care and is positioned to serve patients with complex clinical needs and consumers looking for a better digital pharmacy experience with transparent pricing.
The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy care products and services to UnitedHealthcare customers by Optum Rx, certain product offerings and care management and local and in-home care delivery services sold to UnitedHealthcare by Optum Health, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by Optum Insight. These transactions are recorded at management’s estimate of fair value. Transactions with affiliated customers are eliminated in consolidation. Assets and liabilities jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned so each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 36%, 36% and 33% for 2021, 2020 and 2019, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 97%, 97% and 96% of consolidated total revenues for 2021, 2020 and 2019, respectively. Long-lived fixed assets located in the United States represented approximately 78% and 75% of the total long-lived fixed assets as of December 31, 2021 and 2020, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2021
Revenues - unaffiliated customers:
Premiums	$212,381	$13,852	$—	$—	$—	$13,852	$—	$226,233
Products	—	32	159	34,246	—	34,437	—	34,437
Services	9,661	9,894	3,936	1,112	—	14,942	—	24,603
Total revenues - unaffiliated customers	222,042	23,778	4,095	35,358	—	63,231	—	285,273
Total revenues - affiliated customers	—	29,234	7,867	55,779	(2,013)	90,867	(90,867)	—
Investment and other income	857	1,053	237	177	—	1,467	—	2,324
Total revenues	$222,899	$54,065	$12,199	$91,314	$(2,013)	$155,565	$(90,867)	$287,597
Earnings from operations	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$—	$23,970
Interest expense	—	—	—	—	—	—	(1,660)	(1,660)
Earnings before income taxes	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$(1,660)	$22,310
Total assets	$102,967	$60,474	$16,868	$40,181	$—	$117,523	$(8,284)	$212,206
Purchases of property, equipment and capitalized software	795	791	567	301	—	1,659	—	2,454
Depreciation and amortization	1,004	818	684	597	—	2,099	—	3,103
2020
Revenues - unaffiliated customers:
Premiums	$191,679	$9,799	$—	$—	$—	$9,799	$—	$201,478
Products	—	33	135	33,977	—	34,145	—	34,145
Services	8,464	6,815	3,687	1,050	—	11,552	—	20,016
Total revenues - unaffiliated customers	200,143	16,647	3,822	35,027	—	55,496	—	255,639
Total revenues - affiliated customers	—	22,481	6,941	52,420	(1,800)	80,042	(80,042)	—
Investment and other income	732	680	39	51	—	770	—	1,502
Total revenues	$200,875	$39,808	$10,802	$87,498	$(1,800)	$136,308	$(80,042)	$257,141
Earnings from operations	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$—	$22,405
Interest expense	—	—	—	—	—	—	(1,663)	(1,663)
Earnings before income taxes	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$(1,663)	$20,742
Total assets	$98,229	$52,073	$15,425	$39,280	$—	$106,778	$(7,718)	$197,289
Purchases of property, equipment and capitalized software	687	715	461	188	—	1,364	—	2,051
Depreciation and amortization	920	703	670	598	—	1,971	—	2,891
2019
Revenues - unaffiliated customers:
Premiums	$183,783	$5,916	$—	$—	$—	$5,916	$—	$189,699
Products	—	31	116	31,450	—	31,597	—	31,597
Services	8,922	5,732	3,630	689	—	10,051	—	18,973
Total revenues - unaffiliated customers	192,705	11,679	3,746	32,139	—	47,564	—	240,269
Total revenues - affiliated customers	—	17,966	6,239	42,093	(1,661)	64,637	(64,637)	—
Investment and other income	1,137	672	21	56	—	749	—	1,886
Total revenues	$193,842	$30,317	$10,006	$74,288	$(1,661)	$112,950	$(64,637)	$242,155
Earnings from operations	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$—	$19,685
Interest expense	—	—	—	—	—	—	(1,704)	(1,704)
Earnings before income taxes	$10,326	$2,963	$2,494	$3,902	$—	$9,359	$(1,704)	$17,981
Total assets	$88,250	$40,444	$15,181	$36,346	$—	$91,971	$(6,332)	$173,889
Purchases of property, equipment and capitalized software	841	573	495	162	—	1,230	—	2,071
Depreciation and amortization	926	565	672	557	—	1,794	—	2,720

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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2021
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2021. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 15, 2022

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 15, 2022, including their name and principal occupation or employment:

Richard T. Burke	F. William McNabb III
Chief Executive Officer and Chair Senior Connect Acquisition Corp.	Former Chairman and Chief Executive Officer The Vanguard Group, Inc.

Timothy P. Flynn	Valerie C. Montgomery Rice, M.D.
Retired Chair KPMG International	President and Chief Executive Officer Morehouse School of Medicine

Paul. R Garcia	John H. Noseworthy, M.D.
Retired Chair and Chief Executive Officer Global Payments Inc.	Former Chief Executive Officer and President Mayo Clinic

Stephen J. Hemsley	Gail R. Wilensky, Ph.D.
Chair UnitedHealth Group	Senior Fellow Project HOPE

Michele J. Hooper	Andrew P. Witty
Lead Independent Director UnitedHealth Group President and Chief Executive Officer The Directors’ Council	Chief Executive Officer UnitedHealth Group
Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Part I, Item 1 under the caption “Information About our Executive Officers.”
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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance” and “Proposal 1-Election of Directors” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2021, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	25	$241	82	(3)
Equity compensation plans not approved by shareholders (2)	—		—
Total (2)	25	$241	82
(1)Consists of the UnitedHealth Group Incorporated 2020 Stock Incentive Plan, as amended and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended.
(2)Excludes 111,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $282 and an average remaining term of approximately 3 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.
(3)Includes 18 million shares of common stock available for future issuance under the 1993 Employee Stock Purchase Plan as of December 31, 2021, and 64 million shares available under the 2020 Stock Incentive Plan as of December 31, 2021. Shares available under the 2020 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2021 and 2020.
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019.
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.
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

*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.3	Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan

*10.4	Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.5	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.6	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.7	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.8	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Short)
*10.9	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Short)
*10.10	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Short)
*10.11	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.13
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.16
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.17
UnitedHealth Group Executive Savings Plan (2021 Statement) (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2020)

*10.18
Summary of Non-Management Director Compensation, effective as of September 1, 2020 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2020)

*10.19
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.20
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.21
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.22
Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.23
Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-205824, filed on July 23, 2015)

*10.24
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.25
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.26
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.27
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.28
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.29	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.30	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.31
Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*10.32
Amendment to Employment Agreement, effective as of August 16, 2017, between United HealthCare Services, Inc. and David Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

*10.33
Amended and Restated Employment Agreement, dated as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.34
Amended and Restated Employment Agreement, dated February 3, 2021, between the Company and Andrew P Witty (incorporated by reference to Exhibit 5.02 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 8, 2021)

*10.35
Amended and Restated Employment Agreement, effective as of March 16, 2015, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.44 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.36
Amendment to Employment Agreement, effective as of May 31, 2017, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.45 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.37
Amendment to Employment Agreement, effective as of March 12, 2019, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.46 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.38	Amended and Restated Employment Agreement, effective as of February 12, 2018, between United HealthCare Services, Inc. and Brian R. Thompson
*10.39
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.40	Amendment to Employment Agreement, effective as of June 5, 2018, between United HealthCare Services, Inc. and Marianne D. Short
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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and the Company’s internal control over financial reporting as of December 31, 2021, and have issued our reports thereon dated February 15, 2022; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 15, 2022

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,167	$258
Other current assets	503	562
Total current assets	2,670	820
Equity in net assets of subsidiaries	116,907	107,714
Long-term notes receivable from subsidiaries	5,680	5,021
Other assets	32	342
Total assets	$125,289	$113,897

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$605	$589
Current portion of notes payable to subsidiaries	8,105	4,882
Short-term borrowings and current maturities of long-term debt	3,009	4,465
Total current liabilities	11,719	9,936
Long-term debt, less current maturities	41,623	37,815
Other liabilities	187	655
Total liabilities	53,529	48,406
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 941 and 946 issued and outstanding	10	10
Additional paid-in capital	—	—
Retained earnings	77,134	69,295
Accumulated other comprehensive loss	(5,384)	(3,814)
Total UnitedHealth Group shareholders’ equity	71,760	65,491
Total liabilities and shareholders’ equity	$125,289	$113,897
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Revenues:
Investment and other income	$494	$194	$209
Total revenues	494	194	209
Operating costs:
Operating costs	40	27	38
Interest expense	1,583	1,594	1,580
Total operating costs	1,623	1,621	1,618
Loss before income taxes	(1,129)	(1,427)	(1,409)
Benefit for income taxes	231	300	293
Loss of parent company	(898)	(1,127)	(1,116)
Equity in undistributed income of subsidiaries	18,183	16,530	14,955
Net earnings	17,285	15,403	13,839
Other comprehensive (loss) income	(1,570)	(236)	582
Comprehensive income	$15,715	$15,167	$14,421
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating activities
Cash flows from operating activities	$11,439	$8,842	$9,275
Investing activities
Issuances of notes to subsidiaries	(444)	(628)	(2,722)
Repayments of notes to subsidiaries	37	1,089	2,249
Cash paid for acquisitions	(4,953)	(7,706)	(9,645)
Return of capital to parent company	245	943	4,497
Capital contributions to subsidiaries	(747)	(43)	(803)
Other, net	—	143	490
Cash flows used for investing activities	(5,862)	(6,202)	(5,934)
Financing activities
Common stock repurchases	(5,000)	(4,250)	(5,500)
Proceeds from common stock issuances	1,355	1,440	1,037
Cash dividends paid	(5,280)	(4,584)	(3,932)
(Repayments of) proceeds from short-term borrowings, net	(1,302)	872	300
Proceeds from issuance of long-term debt	6,933	4,864	5,444
Repayments of long-term debt	(3,150)	(3,150)	(1,750)
Proceeds from notes from subsidiaries	3,223	2,818	1,207
Other, net	(447)	(438)	(535)
Cash flows used for financing activities	(3,668)	(2,428)	(3,729)
Increase (decrease) in cash and cash equivalents	1,909	212	(388)
Cash and cash equivalents, beginning of period	258	46	434
Cash and cash equivalents, end of period	$2,167	$258	$46

Supplemental cash flow disclosures
Cash paid for interest	$1,575	$1,633	$1,506
Cash paid for income taxes	3,050	4,185	2,590
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
1.    Basis of Presentation
UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.and Supplementary Data.”
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $10.8 billion, $10.0 billion and $5.6 billion in 2021, 2020 and 2019, respectively. Additionally, $0.2 billion, $0.9 billion and $4.5 billion in cash were received as a return of capital to the parent company during 2021, 2020 and 2019, respectively.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $1.4 billion and $1.2 billion at December 31, 2021 and 2020.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2022	$3,015
2023	2,125
2024	2,500
2025	2,300
2026	2,500
Thereafter	32,677
UnitedHealth Group’s parent company had notes payable to subsidiaries of $8.1 billion and $4.9 billion as of December 31, 2021 and 2020, respectively, which included on-demand features.
4. Commitments and Contingencies
Certain regulated subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2021, 2020 or 2019.
For a summary of commitments and contingencies, see Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.and Supplementary Data”
ITEM  16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 15, 2022

UNITEDHEALTH GROUP INCORPORATED

By	/s/ ANDREW P. WITTY
Andrew P. Witty Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW P. WITTY	Director and Chief Executive Officer (principal executive officer)	February 15, 2022
Andrew P. Witty
/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2022
John F. Rex
/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 15, 2022
Thomas E. Roos
*	Director	February 15, 2022
Richard T. Burke
*	Director	February 15, 2022
Timothy P. Flynn
*	Director	February 15, 2022
Paul R. Garcia
*	Director	February 15, 2022
Stephen J. Hemsley
*	Director	February 15, 2022
Michele J. Hooper
*	Director	February 15, 2022
F. William McNabb III
*	Director	February 15, 2022
Valerie C. Montgomery Rice, M.D.
*	Director	February 15, 2022
John H. Noseworthy, M.D.
*	Director	February 15, 2022
Gail R. Wilensky, Ph.D.

*By	/s/ DANNETTE L. SMITH
Dannette L. Smith As Attorney-in-Fact