Form 10-Q
period 2022-03-31
UNITEDHEALTH GROUP INC
filed 2022-05-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 29, 2022, there were 938,171,603 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,482	$21,375
Short-term investments	2,914	2,532
Accounts receivable, net	18,871	14,216
Other current receivables, net	11,994	13,866
Assets under management	4,155	4,449
Prepaid expenses and other current assets	5,613	5,320
Total current assets	69,029	61,758
Long-term investments	42,353	43,114
Property, equipment and capitalized software, net	9,183	8,969
Goodwill	77,548	75,795
Other intangible assets, net	9,918	10,044
Other assets	13,207	12,526
Total assets	$221,238	$212,206
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$28,676	$24,483
Accounts payable and accrued liabilities	25,058	24,643
Short-term borrowings and current maturities of long-term debt	6,697	3,620
Unearned revenues	2,675	2,571
Other current liabilities	25,064	22,975
Total current liabilities	88,170	78,292
Long-term debt, less current maturities	40,796	42,383
Deferred income taxes	2,954	3,265
Other liabilities	11,671	11,787
Total liabilities	143,591	135,727
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	1,519	1,434
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 939 and 941 issued and outstanding	10	10
Retained earnings	78,782	77,134
Accumulated other comprehensive loss	(6,026)	(5,384)
Nonredeemable noncontrolling interests	3,362	3,285
Total equity	76,128	75,045
Total liabilities, redeemable noncontrolling interests and equity	$221,238	$212,206
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenues:
Premiums	$64,070	$55,486
Products	9,340	8,340
Services	6,372	5,918
Investment and other income	367	452
Total revenues	80,149	70,196
Operating costs:
Medical costs	52,523	44,904
Operating costs	11,401	10,223
Cost of products sold	8,487	7,572
Depreciation and amortization	788	758
Total operating costs	73,199	63,457
Earnings from operations	6,950	6,739
Interest expense	(433)	(397)
Earnings before income taxes	6,517	6,342
Provision for income taxes	(1,369)	(1,364)
Net earnings	5,148	4,978
Earnings attributable to noncontrolling interests	(121)	(116)
Net earnings attributable to UnitedHealth Group common shareholders	$5,027	$4,862
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.34	$5.14
Diluted	$5.27	$5.08
Basic weighted-average number of common shares outstanding	941	945
Dilutive effect of common share equivalents	13	12
Diluted weighted-average number of common shares outstanding	954	957
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	2	3
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net earnings	$5,148	$4,978
Other comprehensive loss:
Gross unrealized losses on investment securities during the period	(2,023)	(764)
Income tax effect	465	174
Total unrealized losses, net of tax	(1,558)	(590)
Gross reclassification adjustment for net realized gains included in net earnings	(3)	(7)
Income tax effect	1	2
Total reclassification adjustment, net of tax	(2)	(5)
Total foreign currency translation gains (losses)	918	(417)
Other comprehensive loss	(642)	(1,012)
Comprehensive income	4,506	3,966
Comprehensive income attributable to noncontrolling interests	(121)	(116)
Comprehensive income attributable to UnitedHealth Group common shareholders	$4,385	$3,850
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized Gains (losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				5,027			88	5,115
Other comprehensive (loss) income					(1,560)	918		(642)
Issuances of common stock, and related tax effects	3	—	333					333
Share-based compensation			282					282
Common share repurchases	(5)	—	(484)	(2,016)				(2,500)
Cash dividends paid on common shares ($1.45 per share)				(1,363)				(1,363)
Redeemable noncontrolling interests fair value and other adjustments			(131)					(131)
Acquisition and other adjustments of nonredeemable noncontrolling interests							91	91
Distribution to nonredeemable noncontrolling interests							(102)	(102)
Balance at March 31, 2022	939	$10	$—	$78,782	$(1,137)	$(4,889)	$3,362	$76,128

Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				4,862			80	4,942
Other comprehensive loss					(595)	(417)		(1,012)
Issuances of common stock, and related tax effects	3	—	256					256
Share-based compensation			242					242
Common share repurchases	(5)	—	—	(1,650)				(1,650)
Cash dividends paid on common shares ($1.25 per share)				(1,181)				(1,181)
Redeemable noncontrolling interests fair value and other adjustments			(498)	(106)				(604)
Acquisition and other adjustments of nonredeemable noncontrolling interests							66	66
Distribution to nonredeemable noncontrolling interests							(74)	(74)
Balance at March 31, 2021	944	$10	$—	$71,220	$741	$(5,567)	$2,909	$69,313
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities
Net earnings	$5,148	$4,978
Noncash items:
Depreciation and amortization	788	758
Deferred income taxes	161	341
Share-based compensation	299	256
Other, net	17	(55)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(4,521)	(2,895)
Other assets	(1,089)	(955)
Medical costs payable	3,849	2,968
Accounts payable and other liabilities	589	870
Unearned revenues	78	(261)
Cash flows from operating activities	5,319	6,005
Investing activities
Purchases of investments	(4,982)	(4,612)
Sales of investments	1,591	643
Maturities of investments	1,759	2,255
Cash paid for acquisitions, net of cash assumed	(1,231)	(1,193)
Purchases of property, equipment and capitalized software	(555)	(568)
Other, net	(255)	(232)
Cash flows used for investing activities	(3,673)	(3,707)
Financing activities
Common share repurchases	(2,500)	(1,650)
Cash dividends paid	(1,363)	(1,181)
Proceeds from common stock issuances	551	436
Repayments of long-term debt	(1,100)	(1,150)
Proceeds from short-term borrowings, net	3,148	4,057
Customer funds administered	5,120	2,131
Other, net	(1,552)	(1,856)
Cash flows from financing activities	2,304	787
Effect of exchange rate changes on cash and cash equivalents	157	(51)
Increase in cash and cash equivalents	4,107	3,034
Cash and cash equivalents, beginning of period	21,375	16,921
Cash and cash equivalents, end of period	$25,482	$19,955
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and the “Company”) is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two distinct, yet complementary business platforms — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations the Company is privileged to serve.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC (2021 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,507	$4	$(140)	$3,371
State and municipal obligations	7,022	57	(224)	6,855
Corporate obligations	21,669	55	(811)	20,913
U.S. agency mortgage-backed securities	6,210	7	(316)	5,901
Non-U.S. agency mortgage-backed securities	2,913	2	(112)	2,803
Total debt securities - available-for-sale	41,321	125	(1,603)	39,843
Debt securities - held-to-maturity:
U.S. government and agency obligations	510	1	(9)	502
State and municipal obligations	29	—	—	29
Corporate obligations	87	—	—	87
Total debt securities - held-to-maturity	626	1	(9)	618
Total debt securities	$41,947	$126	$(1,612)	$40,461
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,206	$23	$(31)	$3,198
State and municipal obligations	6,829	297	(20)	7,106
Corporate obligations	20,947	372	(145)	21,174
U.S. agency mortgage-backed securities	5,868	88	(55)	5,901
Non-U.S. agency mortgage-backed securities	2,819	42	(23)	2,838
Total debt securities - available-for-sale	39,669	822	(274)	40,217
Debt securities - held-to-maturity:
U.S. government and agency obligations	511	2	(2)	511
State and municipal obligations	30	2	—	32
Corporate obligations	100	—	—	100
Total debt securities - held-to-maturity	641	4	(2)	643
Total debt securities	$40,310	$826	$(276)	$40,860
The Company held $3.5 billion of equity securities as of both March 31, 2022 and December 31, 2021. The Company’s investments in equity securities primarily consist of employee savings plan related investments, other venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.3 billion of equity method investments in operating businesses in the health care sector, as of both March 31, 2022 and December 31, 2021. The allowance for credit losses on held-to-maturity securities at March 31, 2022 and December 31, 2021 was not material.

The amortized cost and fair value of debt securities as of March 31, 2022, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,987	$2,986	$217	$217
Due after one year through five years	12,900	12,608	355	347
Due after five years through ten years	12,055	11,461	29	29
Due after ten years	4,256	4,084	25	25
U.S. agency mortgage-backed securities	6,210	5,901	—	—
Non-U.S. agency mortgage-backed securities	2,913	2,803	—	—
Total debt securities	$41,321	$39,843	$626	$618
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,485	$(96)	$451	$(44)	$2,936	$(140)
State and municipal obligations	3,568	(204)	218	(20)	3,786	(224)
Corporate obligations	14,237	(603)	2,049	(208)	16,286	(811)
U.S. agency mortgage-backed securities	4,192	(201)	1,225	(115)	5,417	(316)
Non-U.S. agency mortgage-backed securities	2,097	(78)	348	(34)	2,445	(112)
Total debt securities - available-for-sale	$26,579	$(1,182)	$4,291	$(421)	$30,870	$(1,603)
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,976	$(18)	$249	$(13)	$2,225	$(31)
State and municipal obligations	1,386	(19)	31	(1)	$1,417	$(20)
Corporate obligations	9,357	(130)	376	(15)	$9,733	$(145)
U.S. agency mortgage-backed securities	3,078	(52)	116	(3)	$3,194	$(55)
Non-U.S. agency mortgage-backed securities	1,321	(18)	114	(5)	$1,435	$(23)
Total debt securities - available-for-sale	$17,118	$(237)	$886	$(37)	$18,004	$(274)
The Company’s unrealized losses from debt securities as of March 31, 2022 were generated from approximately 27,000 positions out of a total of 39,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of March 31, 2022, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2022 and December 31, 2021 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2022
Cash and cash equivalents	$25,382	$100	$—	$25,482
Debt securities - available-for-sale:
U.S. government and agency obligations	3,214	157	—	3,371
State and municipal obligations	—	6,855	—	6,855
Corporate obligations	36	20,670	207	20,913
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,803	—	2,803
Total debt securities - available-for-sale	3,250	36,386	207	39,843
Equity securities	2,036	20	68	2,124
Assets under management	1,727	2,333	95	4,155
Total assets at fair value	$32,395	$38,839	$370	$71,604
Percentage of total assets at fair value	45%	54%	1%	100%
December 31, 2021
Cash and cash equivalents	$21,359	$16	$—	$21,375
Debt securities - available-for-sale:
U.S. government and agency obligations	3,017	181	—	3,198
State and municipal obligations	—	7,106	—	7,106
Corporate obligations	40	20,916	218	21,174
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,838	—	2,838
Total debt securities - available-for-sale	3,057	36,942	218	40,217
Equity securities	2,090	23	64	2,177
Assets under management	1,972	2,376	101	4,449
Total assets at fair value	$28,478	$39,357	$383	$68,218
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2022 or 2021.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2022
Debt securities - held-to-maturity	$525	$86	$7	$618	$626
Long-term debt and other financing obligations	$—	$46,686	$—	$46,686	$43,344
December 31, 2021
Debt securities - held-to-maturity	$534	$102	$7	$643	$641
Long-term debt and other financing obligations	$—	$52,583	$—	$52,583	$46,003
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the three months ended March 31, 2022 or 2021.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2022	2021
Medical costs payable, beginning of period	$24,483	$21,872
Acquisitions	8	12
Reported medical costs:
Current year	52,813	45,914
Prior years	(290)	(1,010)
Total reported medical costs	52,523	44,904
Medical payments:
Payments for current year	(29,589)	(25,960)
Payments for prior years	(18,749)	(15,995)
Total medical payments	(48,338)	(41,955)
Medical costs payable, end of period	$28,676	$24,833
For the three months ended March 31, 2022, prior years medical cost reserve development included no individual factors that were significant. For the three months ended March 31, 2021, prior years’ medical cost reserve development was primarily driven by lower than expected health system utilization and the uncertainty of care patterns due to the disruption of the health care system caused by COVID-19. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $19.5 billion and $17.1 billion at March 31, 2022 and December 31, 2021, respectively.
5.    Commitments and Contingencies
Pending Acquisitions
As of March 31, 2022, the Company has entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding associated disposition proceeds and the payoff of acquired indebtedness, is approximately $15 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the DOJ, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
On February 14, 2017, the DOJ announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges that the Company made improper Medicare risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, the DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. In March 2019, the court denied the government’s motion for partial summary judgment and dismissed the Company’s counterclaims without prejudice. The Company cannot reasonably estimate the outcome that may result from this matter given its procedural status.

6.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K.
On January 1, 2022, the Company realigned its operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual. The realignment had no impact on the Company’s reportable segments.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2022
Revenues - unaffiliated customers:
Premiums	$59,937	$4,133	$—	$—	$—	$4,133	$—	$64,070
Products	—	6	40	9,294	—	9,340	—	9,340
Services	2,515	2,558	974	325	—	3,857	—	6,372
Total revenues - unaffiliated customers	62,452	6,697	1,014	9,619	—	17,330	—	79,782
Total revenues - affiliated customers	—	9,829	2,138	14,291	(553)	25,705	(25,705)	—
Investment and other income	143	156	67	1	—	224	—	367
Total revenues	$62,595	$16,682	$3,219	$23,911	$(553)	$43,259	$(25,705)	$80,149
Earnings from operations	$3,798	$1,366	$847	$939	$—	$3,152	$—	$6,950
Interest expense	—	—	—	—	—	—	(433)	(433)
Earnings before income taxes	$3,798	$1,366	$847	$939	$—	$3,152	$(433)	$6,517
Three Months Ended March 31, 2021
Revenues - unaffiliated customers:
Premiums	$52,558	$2,928	$—	$—	$—	$2,928	$—	$55,486
Products	—	8	37	8,295	—	8,340	—	8,340
Services	2,350	2,336	961	271	—	3,568	—	5,918
Total revenues - unaffiliated customers	54,908	5,272	998	8,566	—	14,836	—	69,744
Total revenues - affiliated customers	—	6,952	1,821	13,004	(475)	21,302	(21,302)	—
Investment and other income	206	179	33	34	—	246	—	452
Total revenues	$55,114	$12,403	$2,852	$21,604	$(475)	$36,384	$(21,302)	$70,196
Earnings from operations	$4,108	$962	$779	$890	$—	$2,631	$—	$6,739
Interest expense	—	—	—	—	—	—	(397)	(397)
Earnings before income taxes	$4,108	$962	$779	$890	$—	$2,631	$(397)	$6,342

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2021 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2021 10-K and in the discussion below.
EXECUTIVE OVERVIEW
General
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
We have four reportable segments across our two business platforms, Optum and UnitedHealthcare:
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State.
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K and additional information on our segments, including the realignment of our UnitedHealthcare operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer and Individual, can be found in this Item 2 and in Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. Overall spending on health care is impacted by inflation, utilization, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions, such as the economic impact of COVID-19, and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
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
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. During the three months ended March 31, 2022, overall care was near normal baseline levels. COVID-19 treatment and testing costs continue to be mitigated by the temporary deferral of care, both varying with COVID-19 incidence rates. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained. Though not yet experienced, acuity may temporarily rise due to missed regular care.
COVID-19 may continue to influence customer and consumer behavior, which could impact how and where care is delivered, benefit product designs, and the manner in which consumers wish to receive their prescription drugs or infusion services. Disrupted care patterns, as a result of the pandemic, have affected and may continue to temporarily affect the ability to obtain complete member health status information, impacting revenue in businesses utilizing risk adjustment methodologies.
The ultimate overall impact is uncertain and dependent on the future pacing, intensity and duration of the pandemic, the severity of new variants of the COVID-19 virus, the effectiveness and extent of administration of vaccination and treatments and general economic uncertainty.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2022 year-over-year operating comparisons to first quarter 2021 and other financial results.
•Consolidated revenues grew 14%, UnitedHealthcare revenues grew 14% and Optum revenues grew 19%.
•UnitedHealthcare served nearly 1.5 million more people, led by growth in community and senior programs.
•Consolidated earnings from operations of $7.0 billion compared to $6.7 billion last year, included growth of 20% at Optum, partially offset by a decrease of 8% at UnitedHealthcare.
•Diluted earnings per common share were $5.27.
•Cash flows from operations for the three months ended March 31, 2022 were $5.3 billion.
•Return on equity was 27.8%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	2022 vs. 2021
Revenues:
Premiums	$64,070	$55,486	$8,584	15%
Products	9,340	8,340	1,000	12
Services	6,372	5,918	454	8
Investment and other income	367	452	(85)	(19)
Total revenues	80,149	70,196	9,953	14
Operating costs:
Medical costs	52,523	44,904	7,619	17
Operating costs	11,401	10,223	1,178	12
Cost of products sold	8,487	7,572	915	12
Depreciation and amortization	788	758	30	4
Total operating costs	73,199	63,457	9,742	15
Earnings from operations	6,950	6,739	211	3
Interest expense	(433)	(397)	(36)	9
Earnings before income taxes	6,517	6,342	175	3
Provision for income taxes	(1,369)	(1,364)	(5)	—
Net earnings	5,148	4,978	170	3
Earnings attributable to noncontrolling interests	(121)	(116)	(5)	4
Net earnings attributable to UnitedHealth Group common shareholders	$5,027	$4,862	$165	3%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.27	$5.08	$0.19	4%
Medical care ratio (a)	82.0%	80.9%	1.1%
Operating cost ratio	14.2	14.6	(0.4)
Operating margin	8.7	9.6	(0.9)
Tax rate	21.0	21.5	(0.5)
Net earnings margin (b)	6.3	6.9	(0.6)
Return on equity (c)	27.8%	29.5%	(1.7)%
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
2022 RESULTS OF OPERATIONS COMPARED TO 2021 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage, Medicaid and commercial offerings; pricing trends; and growth across the Optum businesses.
Medical Costs and MCR
Medical costs and MCR increased as a result of business mix and decreased favorable development. Medical costs also increased due to growth in people served through Medicare Advantage, Medicaid and commercial offerings.
Operating Cost Ratio
The operating cost ratio decreased primarily due to COVID-19 related revenue effects, operating efficiency gains and business mix.

Reportable Segments
See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including people served by UnitedHealthcare by major market segment and funding arrangement, people served by Optum Health and adjusted scripts for Optum Rx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, including the mix of care delivered through value-based care models at Optum Health, level and scope of services provided to people and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021
Revenues
UnitedHealthcare	$62,595	$55,114	$7,481	14%
Optum Health	16,682	12,403	4,279	34
Optum Insight	3,219	2,852	367	13
Optum Rx	23,911	21,604	2,307	11
Optum eliminations	(553)	(475)	(78)	16
Optum	43,259	36,384	6,875	19
Eliminations	(25,705)	(21,302)	(4,403)	21
Consolidated revenues	$80,149	$70,196	$9,953	14%
Earnings from operations
UnitedHealthcare	$3,798	$4,108	$(310)	(8)%
Optum Health	1,366	962	404	42
Optum Insight	847	779	68	9
Optum Rx	939	890	49	6
Optum	3,152	2,631	521	20
Consolidated earnings from operations	$6,950	$6,739	$211	3%
Operating margin
UnitedHealthcare	6.1%	7.5%	(1.4)%
Optum Health	8.2	7.8	0.4
Optum Insight	26.3	27.3	(1.0)
Optum Rx	3.9	4.1	(0.2)
Optum	7.3	7.2	0.1
Consolidated operating margin	8.7%	9.6%	(0.9)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021
UnitedHealthcare Employer & Individual - Domestic	$15,822	$14,632	$1,190	8%
UnitedHealthcare Employer & Individual - Global (a)	2,133	2,035	98	5%
UnitedHealthcare Employer & Individual - Total (a)	17,955	16,667	1,288	8%
UnitedHealthcare Medicare & Retirement	29,100	25,474	3,626	14
UnitedHealthcare Community & State	15,540	12,973	2,567	20
Total UnitedHealthcare revenues	$62,595	$55,114	$7,481	14%
(a)On January 1, 2022, we realigned our operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual.

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2022	2021	2022 vs. 2021
Commercial - domestic:
Risk-based	7,950	7,860	90	1%
Fee-based	18,460	18,455	5	—
Total commercial - domestic	26,410	26,315	95	—
Medicare Advantage	6,890	6,335	555	9
Medicaid	7,810	6,975	835	12
Medicare Supplement (Standardized)	4,355	4,390	(35)	(1)
Total community and senior	19,055	17,700	1,355	8
Total UnitedHealthcare - domestic medical	45,465	44,015	1,450	3
Commercial - global	5,500	5,460	40	1
Total UnitedHealthcare - medical	50,965	49,475	1,490	3%
Supplemental Data:
Medicare Part D stand-alone	3,360	3,795	(435)	(11)%
Commercial business increased due to growth in risk-based offerings. Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19, new state-based awards and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenues increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, including a greater mix of people with higher acuity needs, and an increase in the number of individuals served through commercial benefits. Earnings from operations declined primarily due to decreased favorable development partially offset by the factors impacting revenue and COVID-19 impacts.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in value-based care arrangements and acquisitions. Earnings from operations increased due to organic growth in value-based care arrangements, COVID-19 effects and cost management initiatives. Optum Health served approximately 100 million people as of March 31, 2022 compared to 99 million people as of March 31, 2021.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in managed services and technology, with managed services growth driven by higher payer volumes and new health system partnerships.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services, including community-behavioral, specialty pharmacy and e-commerce services. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 352 million and 329 million adjusted scripts in the first quarters of 2022 and 2021, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2022	2021	2022 vs. 2021
Sources of cash:
Cash provided by operating activities	$5,319	$6,005	$(686)
Issuances of short-term borrowings and long-term debt, net of repayments	2,048	2,907	(859)
Proceeds from common stock issuances	551	436	115
Customer funds administered	5,120	2,131	2,989
Total sources of cash	13,038	11,479
Uses of cash:
Common stock repurchases	(2,500)	(1,650)	(850)
Cash paid for acquisitions, net of cash assumed	(1,231)	(1,193)	(38)
Purchases of investments, net of sales and maturities	(1,632)	(1,714)	82
Purchases of property, equipment and capitalized software	(555)	(568)	13
Cash dividends paid	(1,363)	(1,181)	(182)
Other	(1,807)	(2,088)	281
Total uses of cash	(9,088)	(8,394)
Effect of exchange rate changes on cash and cash equivalents	157	(51)	208
Net increase in cash and cash equivalents	$4,107	$3,034	$1,073
2022 Cash Flows Compared to 2021 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased customer funds administered, partially offset by increased share repurchases and decreased net issuances of short-term borrowings and long-term debt.
Financial Condition
As of March 31, 2022, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $68.8 billion included approximately $25.5 billion of cash and cash equivalents (of which $2.5 billion was available for general corporate use), $39.8 billion of debt securities and $3.5 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of March 31, 2022. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2021 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. During the three months ended March 31, 2022, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2022, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 37%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 8 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.
Credit Ratings. Our credit ratings as of March 31, 2022 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2022, we repurchased approximately 5 million shares at an average price of $485.12 per share. As of March 31, 2022, we had Board authorization to purchase up to 40 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $5.80 per share.
Pending Acquisitions. As of March 31, 2022, we have entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding associated disposition proceeds and the payoff of acquired indebtedness, is approximately $15 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 10-K.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: risks associated with public health crises, large-scale medical emergencies and pandemics, such as the COVID-19 pandemic; our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; failure to protect proprietary rights to our databases, software and related products; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to develop and deliver innovative products to health care payers and expand access to virtual care; changes in or challenges to our public sector contract awards; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; failure to attract, develop, retain, and manage the succession of key employees and executives; the impact of potential changes in tax laws and regulations (including any increase in the U.S. income tax rate applicable to corporations); failure to achieve targeted operating cost productivity improvements; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of strategic transactions; fluctuations in foreign currency exchange rates; downgrades in our credit ratings; our investment portfolio performance; impairment of our goodwill and intangible assets; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock. This above list is not exhaustive. We discuss these matters, and certain risks that may affect our business operations, financial condition and results of operations, more fully in our filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by law.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2022 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2022
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$578	$202	$(3,090)	$(7,429)
1	289	101	(1,586)	(4,041)
(1)	(92)	(46)	1,650	4,857
(2)	(92)	(46)	3,280	10,710
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2022, the assumed hypothetical change in interest rates does not reflect the full 100 and 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of March 31, 2022, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 5 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2021 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2021 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2022

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2022	1	$472.20	1	44
February 28, 2022	1	474.86	1	43
March 31, 2022	3	494.10	3	40
Total	5	$485.12	5
(a)    In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2018, the Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	May 4, 2022
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 4, 2022
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 4, 2022
Thomas E. Roos