Form 10-Q
period 2022-06-30
UNITEDHEALTH GROUP INC
filed 2022-08-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 29, 2022, there were 935,382,710 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,612	$21,375
Short-term investments	3,352	2,532
Accounts receivable, net	18,718	14,216
Other current receivables, net	12,439	13,866
Assets under management	4,017	4,449
Prepaid expenses and other current assets	5,218	5,320
Total current assets	68,356	61,758
Long-term investments	42,427	43,114
Property, equipment and capitalized software, net	9,421	8,969
Goodwill	84,159	75,795
Other intangible assets, net	11,285	10,044
Other assets	14,524	12,526
Total assets	$230,172	$212,206
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$28,978	$24,483
Accounts payable and accrued liabilities	25,145	24,643
Short-term borrowings and current maturities of long-term debt	5,592	3,620
Unearned revenues	2,212	2,571
Other current liabilities	26,771	22,975
Total current liabilities	88,698	78,292
Long-term debt, less current maturities	45,799	42,383
Deferred income taxes	2,581	3,265
Other liabilities	11,967	11,787
Total liabilities	149,045	135,727
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,922	1,434
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 935 and 941 issued and outstanding	10	10
Retained earnings	80,540	77,134
Accumulated other comprehensive loss	(7,730)	(5,384)
Nonredeemable noncontrolling interests	3,385	3,285
Total equity	76,205	75,045
Total liabilities, redeemable noncontrolling interests and equity	$230,172	$212,206
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Premiums	$63,896	$56,233	$127,966	$111,719
Products	9,496	8,433	18,836	16,773
Services	6,645	6,099	13,017	12,017
Investment and other income	295	556	662	1,008
Total revenues	80,332	71,321	160,481	141,517
Operating costs:
Medical costs	52,093	46,546	104,616	91,450
Operating costs	11,709	10,359	23,110	20,582
Cost of products sold	8,596	7,660	17,083	15,232
Depreciation and amortization	802	778	1,590	1,536
Total operating costs	73,200	65,343	146,399	128,800
Earnings from operations	7,132	5,978	14,082	12,717
Interest expense	(467)	(410)	(900)	(807)
Earnings before income taxes	6,665	5,568	13,182	11,910
Provision for income taxes	(1,466)	(1,196)	(2,835)	(2,560)
Net earnings	5,199	4,372	10,347	9,350
Earnings attributable to noncontrolling interests	(129)	(106)	(250)	(222)
Net earnings attributable to UnitedHealth Group common shareholders	$5,070	$4,266	$10,097	$9,128
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.41	$4.52	$10.75	$9.66
Diluted	$5.34	$4.46	$10.61	$9.55
Basic weighted-average number of common shares outstanding	937	944	939	945
Dilutive effect of common share equivalents	13	12	13	11
Diluted weighted-average number of common shares outstanding	950	956	952	956
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	3	1	3	2
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net earnings	$5,199	$4,372	$10,347	$9,350
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(1,331)	251	(3,354)	(513)
Income tax effect	304	(58)	769	116
Total unrealized (losses) gains, net of tax	(1,027)	193	(2,585)	(397)
Gross reclassification adjustment for net realized gains included in net earnings	(1)	(9)	(4)	(16)
Income tax effect	—	2	1	4
Total reclassification adjustment, net of tax	(1)	(7)	(3)	(12)
Total foreign currency translation (losses) gains	(676)	554	242	137
Other comprehensive (loss) income	(1,704)	740	(2,346)	(272)
Comprehensive income	3,495	5,112	8,001	9,078
Comprehensive income attributable to noncontrolling interests	(129)	(106)	(250)	(222)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,366	$5,006	$7,751	$8,856
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2022	939	$10	$—	$78,782	$(1,137)	$(4,889)	$3,362	$76,128
Net earnings				5,070			94	5,164
Other comprehensive loss					(1,028)	(676)		(1,704)
Issuances of common stock, and related tax effects	1	—	174					174
Share-based compensation			194					194
Common share repurchases	(5)	—	(733)	(1,767)				(2,500)
Cash dividends paid on common shares ($1.65 per share)				(1,545)				(1,545)
Redeemable noncontrolling interests fair value and other adjustments			365					365
Acquisition and other adjustments of nonredeemable noncontrolling interests							12	12
Distribution to nonredeemable noncontrolling interests							(83)	(83)
Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205

Balance at March 31, 2021	944	$10	$—	$71,220	$741	$(5,567)	$2,909	$69,313
Net earnings				4,266			88	4,354
Other comprehensive income					186	554		740
Issuances of common stock, and related tax effects	2	—	292					292
Share-based compensation			158					158
Common share repurchases	(3)	—	(221)	(1,029)				(1,250)
Cash dividends paid on common shares ($1.45 per share)				(1,367)				(1,367)
Redeemable noncontrolling interests fair value and other adjustments			(229)					(229)
Acquisition and other adjustments of nonredeemable noncontrolling interests							85	85
Distribution to nonredeemable noncontrolling interests							(74)	(74)
Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				10,097			182	10,279
Other comprehensive (loss) income					(2,588)	242		(2,346)
Issuances of common stock, and related tax effects	4	—	507					507
Share-based compensation			476					476
Common share repurchases	(10)	—	(1,217)	(3,783)				(5,000)
Cash dividends paid on common shares ($3.10 per share)				(2,908)				(2,908)
Redeemable noncontrolling interests fair value and other adjustments			234					234
Acquisition and other adjustments of nonredeemable noncontrolling interests							103	103
Distribution to nonredeemable noncontrolling interests							(185)	(185)
Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205

Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				9,128			168	9,296
Other comprehensive (loss) income					(409)	137		(272)
Issuances of common stock, and related tax effects	5	—	548					548
Share-based compensation			400					400
Common share repurchases	(8)	—	(221)	(2,679)				(2,900)
Cash dividends paid on common shares ($2.70 per share)				(2,548)				(2,548)
Redeemable noncontrolling interests fair value and other adjustments			(727)	(106)				(833)
Acquisitions and other adjustments of nonredeemable noncontrolling interests							151	151
Distribution to nonredeemable noncontrolling interests							(148)	(148)
Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities
Net earnings	$10,347	$9,350
Noncash items:
Depreciation and amortization	1,590	1,536
Deferred income taxes	(15)	327
Share-based compensation	504	426
Other, net	215	(214)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(4,204)	(1,218)
Other assets	(643)	(1,523)
Medical costs payable	4,029	3,086
Accounts payable and other liabilities	807	298
Unearned revenues	(440)	(523)
Cash flows from operating activities	12,190	11,545
Investing activities
Purchases of investments	(8,903)	(8,847)
Sales of investments	2,348	1,408
Maturities of investments	3,189	4,650
Cash paid for acquisitions, net of cash assumed	(7,150)	(4,642)
Purchases of property, equipment and capitalized software	(1,212)	(1,130)
Other, net	(532)	(648)
Cash flows used for investing activities	(12,260)	(9,209)
Financing activities
Common share repurchases	(5,000)	(2,900)
Cash dividends paid	(2,908)	(2,548)
Proceeds from common stock issuances	756	764
Repayments of long-term debt	(1,100)	(1,900)
Proceeds from (repayments of) short-term borrowings, net	1,340	(176)
Proceeds from issuance of long-term debt	5,922	6,934
Customer funds administered	5,786	2,395
Purchases of redeemable noncontrolling interests	(97)	(1,338)
Other, net	(1,449)	(662)
Cash flows from financing activities	3,250	569
Effect of exchange rate changes on cash and cash equivalents	57	6
Increase in cash and cash equivalents	3,237	2,911
Cash and cash equivalents, beginning of period	21,375	16,921
Cash and cash equivalents, end of period	$24,612	$19,832
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,808	$1	$(209)	$3,600
State and municipal obligations	7,725	25	(381)	7,369
Corporate obligations	22,080	5	(1,515)	20,570
U.S. agency mortgage-backed securities	6,275	2	(537)	5,740
Non-U.S. agency mortgage-backed securities	2,926	—	(201)	2,725
Total debt securities - available-for-sale	42,814	33	(2,843)	40,004
Debt securities - held-to-maturity:
U.S. government and agency obligations	544	—	(11)	533
State and municipal obligations	29	—	(2)	27
Corporate obligations	141	—	—	141
Total debt securities - held-to-maturity	714	—	(13)	701
Total debt securities	$43,528	$33	$(2,856)	$40,705
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,206	$23	$(31)	$3,198
State and municipal obligations	6,829	297	(20)	7,106
Corporate obligations	20,947	372	(145)	21,174
U.S. agency mortgage-backed securities	5,868	88	(55)	5,901
Non-U.S. agency mortgage-backed securities	2,819	42	(23)	2,838
Total debt securities - available-for-sale	39,669	822	(274)	40,217
Debt securities - held-to-maturity:
U.S. government and agency obligations	511	2	(2)	511
State and municipal obligations	30	2	—	32
Corporate obligations	100	—	—	100
Total debt securities - held-to-maturity	641	4	(2)	643
Total debt securities	$40,310	$826	$(276)	$40,860
The Company held $3.4 billion and $3.5 billion of equity securities as of June 30, 2022 and December 31, 2021, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, other venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.7 billion and $1.3 billion of equity method investments in operating businesses in the health care sector as of June 30, 2022 and December 31, 2021, respectively. The allowance for credit losses on held-to-maturity securities at June 30, 2022 and December 31, 2021 was not material.

The amortized cost and fair value of debt securities as of June 30, 2022, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,439	$3,422	$385	$381
Due after one year through five years	13,237	12,672	295	288
Due after five years through ten years	12,332	11,213	14	13
Due after ten years	4,605	4,232	20	19
U.S. agency mortgage-backed securities	6,275	5,740	—	—
Non-U.S. agency mortgage-backed securities	2,926	2,725	—	—
Total debt securities	$42,814	$40,004	$714	$701
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,921	$(152)	$474	$(57)	$3,395	$(209)
State and municipal obligations	4,807	(355)	209	(26)	5,016	(381)
Corporate obligations	16,894	(1,200)	2,261	(315)	19,155	(1,515)
U.S. agency mortgage-backed securities	4,323	(356)	1,201	(181)	5,524	(537)
Non-U.S. agency mortgage-backed securities	2,354	(151)	354	(50)	2,708	(201)
Total debt securities - available-for-sale	$31,299	$(2,214)	$4,499	$(629)	$35,798	$(2,843)
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,976	$(18)	$249	$(13)	$2,225	$(31)
State and municipal obligations	1,386	(19)	31	(1)	1,417	(20)
Corporate obligations	9,357	(130)	376	(15)	9,733	(145)
U.S. agency mortgage-backed securities	3,078	(52)	116	(3)	3,194	(55)
Non-U.S. agency mortgage-backed securities	1,321	(18)	114	(5)	1,435	(23)
Total debt securities - available-for-sale	$17,118	$(237)	$886	$(37)	$18,004	$(274)
The Company’s unrealized losses from debt securities as of June 30, 2022 were generated from approximately 33,000 positions out of a total of 40,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of June 30, 2022, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2022 and December 31, 2021 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2022
Cash and cash equivalents	$24,546	$66	$—	$24,612
Debt securities - available-for-sale:
U.S. government and agency obligations	3,432	168	—	3,600
State and municipal obligations	—	7,369	—	7,369
Corporate obligations	35	20,342	193	20,570
U.S. agency mortgage-backed securities	—	5,740	—	5,740
Non-U.S. agency mortgage-backed securities	—	2,725	—	2,725
Total debt securities - available-for-sale	3,467	36,344	193	40,004
Equity securities	1,894	18	68	1,980
Assets under management	1,655	2,268	94	4,017
Total assets at fair value	$31,562	$38,696	$355	$70,613
Percentage of total assets at fair value	45%	54%	1%	100%
December 31, 2021
Cash and cash equivalents	$21,359	$16	$—	$21,375
Debt securities - available-for-sale:
U.S. government and agency obligations	3,017	181	—	3,198
State and municipal obligations	—	7,106	—	7,106
Corporate obligations	40	20,916	218	21,174
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,838	—	2,838
Total debt securities - available-for-sale	3,057	36,942	218	40,217
Equity securities	2,090	23	64	2,177
Assets under management	1,972	2,376	101	4,449
Total assets at fair value	$28,478	$39,357	$383	$68,218
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2022 or 2021.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2022
Debt securities - held-to-maturity	$597	$104	$—	$701	$714
Long-term debt and other financing obligations	$—	$48,549	$—	$48,549	$50,041
December 31, 2021
Debt securities - held-to-maturity	$534	$102	$7	$643	$641
Long-term debt and other financing obligations	$—	$52,583	$—	$52,583	$46,003
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during either the six months ended June 30, 2022 or 2021.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2022	2021
Medical costs payable, beginning of period	$24,483	$21,872
Acquisitions	171	46
Reported medical costs:
Current year	104,936	92,570
Prior years	(320)	(1,120)
Total reported medical costs	104,616	91,450
Medical payments:
Payments for current year	(78,937)	(69,808)
Payments for prior years	(21,355)	(18,429)
Total medical payments	(100,292)	(88,237)
Medical costs payable, end of period	$28,978	$25,131
For the six months ended June 30, 2022, prior years’ medical cost reserve development included no individual factors that were significant. For the six months ended June 30, 2021, prior years’ medical cost reserve development was primarily driven by lower than expected health system utilization and the uncertainty of care patterns due to the disruption of the health care system caused by COVID-19. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $20.3 billion and $17.1 billion at June 30, 2022 and December 31, 2021, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In May 2022, the Company issued $6.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
3.700% notes due May 2027	$600
4.000% notes due May 2029	900
4.200% notes due May 2032	1,500
4.750% notes due May 2052	2,000
4.950% notes due May 2062	1,000

For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K.
6.    Dividends
In June 2022, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share, which the Company had paid since June 2021. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2022 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 22	$1.45	$1,363
June 28	1.65	1,545
7.    Commitments and Contingencies
Pending Business Combinations
As of June 30, 2022, the Company has entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these business combinations, excluding associated disposition proceeds and the payoff of acquired indebtedness, is approximately $14 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the DOJ, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau (CFPB), the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
8.    Business Combinations
During the six months ended June 30, 2022, the Company completed several business combinations for total consideration of $8.1 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$457
Accounts receivable and other current assets	585
Property, equipment and other long-term assets	1,494
Intangible assets	1,810
Total identifiable assets acquired	4,346
Medical costs payable	(171)
Accounts payable and other current liabilities	(590)
Other long-term liabilities	(605)
Total identifiable liabilities acquired	(1,366)
Total net identifiable assets	2,980
Goodwill	8,309
Redeemable noncontrolling interests	(3,101)
Nonredeemable noncontrolling interests	(103)
Net assets acquired	$8,085
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$915	9 years
Trademarks and technology	800	9 years
Other	80	11 years
Total acquired finite-lived intangible assets	$1,795	9 years
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through June 30, 2022, acquired entities impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the six months ended June 30, 2022 and 2021 as if the business combinations had occurred on January 1, 2021 were immaterial for both periods.
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K. Total assets at Optum Health and Optum Rx increased to $67.9 billion and $46.2 billion as of June 30, 2022 compared to $60.5 billion and $40.2 billion as of December 31, 2021, respectively. The increase in total assets at Optum Health and Optum Rx was primarily due to goodwill from business combinations of $4.5 billion and $3.8 billion, respectively.

On January 1, 2022, the Company realigned its operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual. The realignment had no impact on the Company’s reportable segments.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenues - unaffiliated customers:
Premiums	$59,368	$4,528	$—	$—	$—	$4,528	$—	$63,896
Products	—	6	58	9,432	—	9,496	—	9,496
Services	2,542	2,740	1,034	329	—	4,103	—	6,645
Total revenues - unaffiliated customers	61,910	7,274	1,092	9,761	—	18,127	—	80,037
Total revenues - affiliated customers	—	10,224	2,181	15,038	(588)	26,855	(26,855)	—
Investment and other income	195	85	9	6	—	100	—	295
Total revenues	$62,105	$17,583	$3,282	$24,805	$(588)	$45,082	$(26,855)	$80,332
Earnings from operations	$3,850	$1,399	$839	$1,044	$—	$3,282	$—	$7,132
Interest expense	—	—	—	—	—	—	(467)	(467)
Earnings before income taxes	$3,850	$1,399	$839	$1,044	$—	$3,282	$(467)	$6,665
Three Months Ended June 30, 2021
Revenues - unaffiliated customers:
Premiums	$52,858	$3,375	$—	$—	$—	$3,375	$—	$56,233
Products	—	9	33	8,391	—	8,433	—	8,433
Services	2,440	2,461	930	268	—	3,659	—	6,099
Total revenues - unaffiliated customers	55,298	5,845	963	8,659	—	15,467	—	70,765
Total revenues - affiliated customers	—	7,221	1,921	13,792	(478)	22,456	(22,456)	—
Investment and other income	176	234	73	73	—	380	—	556
Total revenues	$55,474	$13,300	$2,957	$22,524	$(478)	$38,303	$(22,456)	$71,321
Earnings from operations	$3,095	$1,128	$762	$993	$—	$2,883	$—	$5,978
Interest expense	—	—	—	—	—	—	(410)	(410)
Earnings before income taxes	$3,095	$1,128	$762	$993	$—	$2,883	$(410)	$5,568

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2022
Revenues - unaffiliated customers:
Premiums	$119,305	$8,661	$—	$—	$—	$8,661	$—	$127,966
Products	—	12	98	18,726	—	18,836	—	18,836
Services	5,057	5,298	2,008	654	—	7,960	—	13,017
Total revenues - unaffiliated customers	124,362	13,971	2,106	19,380	—	35,457	—	159,819
Total revenues - affiliated customers	—	20,053	4,319	29,329	(1,141)	52,560	(52,560)	—
Investment and other income	338	241	76	7	—	324	—	662
Total revenues	$124,700	$34,265	$6,501	$48,716	$(1,141)	$88,341	$(52,560)	$160,481
Earnings from operations	$7,648	$2,765	$1,686	$1,983	$—	$6,434	$—	$14,082
Interest expense	—	—	—	—	—	—	(900)	(900)
Earnings before income taxes	$7,648	$2,765	$1,686	$1,983	$—	$6,434	$(900)	$13,182
Six Months Ended June 30, 2021
Revenues - unaffiliated customers:
Premiums	$105,416	$6,303	$—	$—	$—	$6,303	$—	$111,719
Products	—	17	70	16,686	—	16,773	—	16,773
Services	4,790	4,797	1,891	539	—	7,227	—	12,017
Total revenues - unaffiliated customers	110,206	11,117	1,961	17,225	—	30,303	—	140,509
Total revenues - affiliated customers	—	14,173	3,742	26,796	(953)	43,758	(43,758)	—
Investment and other income	382	413	106	107	—	626	—	1,008
Total revenues	$110,588	$25,703	$5,809	$44,128	$(953)	$74,687	$(43,758)	$141,517
Earnings from operations	$7,203	$2,090	$1,541	$1,883	$—	$5,514	$—	$12,717
Interest expense	—	—	—	—	—	—	(807)	(807)
Earnings before income taxes	$7,203	$2,090	$1,541	$1,883	$—	$5,514	$(807)	$11,910

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2021 10-K, including the Consolidated Financial Statements and Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K and additional information on our segments, including the realignment of our UnitedHealthcare operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer and Individual, can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, health system utilization and prescription drug costs. COVID-19 related care and testing costs as well as the deferral of care have also impacted medical cost trends in the current year and may continue in future years. Future medical cost trends may be impacted by increased consumer demand for care, and potentially even higher acuity care, due to the temporary deferral of care since the onset of the pandemic. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. The continued uncertain impact of COVID-19 may impact our ability to estimate medical costs payable, which has resulted in, and could result in, increased variability to medical cost reserve development.
COVID-19 Trends and Uncertainties
The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. During the six months ended June 30, 2022, overall care was near normal baseline levels, with certain areas of care at or approaching seasonal baselines, and other areas below. COVID-19 treatment and testing costs continue to be mitigated by the temporary deferral of care, both generally varying with COVID-19 incidence rates. The relationship between COVID-19 care costs and non-COVID-19 utilization lagged in the second quarter, with increased non-COVID-19 utilization not as rapidly coinciding with decreased COVID-19 care and incidence rates as it had throughout the pandemic. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained. Though not yet experienced, acuity may temporarily rise due to missed regular care.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2022 year-over-year operating comparisons to second quarter 2021 and other financial results.
•Consolidated revenues grew 13%, UnitedHealthcare revenues grew 12% and Optum revenues grew 18%.
•UnitedHealthcare served 1.6 million more people, led by growth in community and senior programs.
•Consolidated earnings from operations of $7.1 billion compared to $6.0 billion last year, included growth of 24% at UnitedHealthcare and 14% at Optum.
•Diluted earnings per common share were $5.34.
•Cash flows from operations for the six months ended June 30, 2022 were $12.2 billion.
•Return on equity was 27.9%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues:
Premiums	$63,896	$56,233	$7,663	14%	$127,966	$111,719	$16,247	15%
Products	9,496	8,433	1,063	13	18,836	16,773	2,063	12
Services	6,645	6,099	546	9	13,017	12,017	1,000	8
Investment and other income	295	556	(261)	(47)	662	1,008	(346)	(34)
Total revenues	80,332	71,321	9,011	13	160,481	141,517	18,964	13
Operating costs:
Medical costs	52,093	46,546	5,547	12	104,616	91,450	13,166	14
Operating costs	11,709	10,359	1,350	13	23,110	20,582	2,528	12
Cost of products sold	8,596	7,660	936	12	17,083	15,232	1,851	12
Depreciation and amortization	802	778	24	3	1,590	1,536	54	4
Total operating costs	73,200	65,343	7,857	12	146,399	128,800	17,599	14
Earnings from operations	7,132	5,978	1,154	19	14,082	12,717	1,365	11
Interest expense	(467)	(410)	(57)	14	(900)	(807)	(93)	12
Earnings before income taxes	6,665	5,568	1,097	20	13,182	11,910	1,272	11
Provision for income taxes	(1,466)	(1,196)	(270)	23	(2,835)	(2,560)	(275)	11
Net earnings	5,199	4,372	827	19	10,347	9,350	997	11
Earnings attributable to noncontrolling interests	(129)	(106)	(23)	22	(250)	(222)	(28)	13
Net earnings attributable to UnitedHealth Group common shareholders	$5,070	$4,266	$804	19%	$10,097	$9,128	$969	11%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.34	$4.46	$0.88	20%	$10.61	$9.55	$1.06	11%
Medical care ratio (a)	81.5%	82.8%	(1.3)%		81.8%	81.9%	(0.1)%
Operating cost ratio	14.6	14.5	0.1		14.4	14.5	(0.1)
Operating margin	8.9	8.4	0.5		8.8	9.0	(0.2)
Tax rate	22.0	21.5	0.5		21.5	21.5	—
Net earnings margin (b)	6.3	6.0	0.3		6.3	6.5	(0.2)
Return on equity (c)	27.9%	25.2%	2.7%		27.9%	27.3%	0.6%
(a)Medical care ratio (MCR) is calculated as medical costs divided by premium revenue.
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
Medical Costs and MCR
Medical costs increased due to growth in people served through Medicare Advantage, Medicaid and commercial offerings. For the three months ended June 30, 2022, MCR decreased due to COVID-19 effects and business mix. For the six months ended June 30, 2022, MCR decreased as a result of COVID-19 effects offset by business mix and decreased prior years favorable development, primarily due to the effects of COVID-19 in 2021.

Operating Cost Ratio
For the three months ended June 30, 2022, the operating cost ratio increased primarily due to business mix and investments, partially offset by COVID-19 related revenue effects. For the six months ended June 30, 2022, the operating cost ratio decreased as a result of COVID-19 related revenue effects, partially offset by business mix.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues
UnitedHealthcare	$62,105	$55,474	$6,631	12%	$124,700	$110,588	$14,112	13%
Optum Health	17,583	13,300	4,283	32	34,265	25,703	8,562	33
Optum Insight	3,282	2,957	325	11	6,501	5,809	692	12
Optum Rx	24,805	22,524	2,281	10	48,716	44,128	4,588	10
Optum eliminations	(588)	(478)	(110)	23	(1,141)	(953)	(188)	20
Optum	45,082	38,303	6,779	18	88,341	74,687	13,654	18
Eliminations	(26,855)	(22,456)	(4,399)	20	(52,560)	(43,758)	(8,802)	20
Consolidated revenues	$80,332	$71,321	$9,011	13%	$160,481	$141,517	$18,964	13%
Earnings from operations
UnitedHealthcare	$3,850	$3,095	$755	24%	$7,648	$7,203	$445	6%
Optum Health	1,399	1,128	271	24	2,765	2,090	675	32
Optum Insight	839	762	77	10	1,686	1,541	145	9
Optum Rx	1,044	993	51	5	1,983	1,883	100	5
Optum	3,282	2,883	399	14	6,434	5,514	920	17
Consolidated earnings from operations	$7,132	$5,978	$1,154	19%	$14,082	$12,717	$1,365	11%
Operating margin
UnitedHealthcare	6.2%	5.6%	0.6%		6.1%	6.5%	(0.4)%
Optum Health	8.0	8.5	(0.5)		8.1	8.1	—
Optum Insight	25.6	25.8	(0.2)		25.9	26.5	(0.6)
Optum Rx	4.2	4.4	(0.2)		4.1	4.3	(0.2)
Optum	7.3	7.5	(0.2)		7.3	7.4	(0.1)
Consolidated operating margin	8.9%	8.4%	0.5%		8.8%	9.0%	(0.2)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
UnitedHealthcare Employer & Individual - Domestic	$15,567	$14,942	$625	4%	$31,389	$29,574	$1,815	6%
UnitedHealthcare Employer & Individual - Global (a)	2,247	2,118	129	6	4,380	4,153	227	5
UnitedHealthcare Employer & Individual - Total (a)	17,814	17,060	754	4	35,769	33,727	2,042	6
UnitedHealthcare Medicare & Retirement	28,625	25,304	3,321	13	57,725	50,778	6,947	14
UnitedHealthcare Community & State	15,666	13,110	2,556	19	31,206	26,083	5,123	20
Total UnitedHealthcare revenues	$62,105	$55,474	$6,631	12%	$124,700	$110,588	$14,112	13%
(a)    On January 1, 2022, we realigned our operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual.
The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2022	2021	2022 vs. 2021
Commercial - domestic:
Risk-based	8,010	7,840	170	2%
Fee-based	18,480	18,395	85	—
Total commercial - domestic	26,490	26,235	255	1
Medicare Advantage	6,945	6,385	560	9
Medicaid	7,990	7,130	860	12
Medicare Supplement (Standardized)	4,355	4,390	(35)	(1)
Total community and senior	19,290	17,905	1,385	8
Total UnitedHealthcare - domestic medical	45,780	44,140	1,640	4
Commercial - global	5,465	5,485	(20)	—
Total UnitedHealthcare - medical	51,245	49,625	1,620	3%
Supplemental Data:
Medicare Part D stand-alone	3,330	3,750	(420)	(11)%
Commercial business increased primarily due to organic growth and business combinations. Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19, new state-based awards and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenues increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, including a greater mix of people with higher acuity needs, and an increase in the number of individuals served through commercial benefits. For the three months ended June 30, 2022, earnings from operations increased due growth in people served and COVID-19 effects. For the six months ended June 30, 2022, earnings from operations increased due to growth in people served and COVID-19 effects, partially offset by decreased prior years favorable development, primarily due to the effects of COVID-19 in 2021.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in value-based care arrangements and business combinations. Earnings from operations increased due to organic growth in value-based care arrangements, cost management initiatives and COVID-19 effects. Optum Health served approximately 101 million people as of June 30, 2022 compared to 99 million people as of June 30, 2021.

Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in managed services and technology, with managed services growth driven by higher payer volumes and new health system partnerships.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services, including community-behavioral and specialty pharmacy. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 357 million and 342 million adjusted scripts in the second quarters of 2022 and 2021, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2022	2021	2022 vs. 2021
Sources of cash:
Cash provided by operating activities	$12,190	$11,545	$645
Issuances of short-term borrowings and long-term debt, net of repayments	6,162	4,858	1,304
Proceeds from common stock issuances	756	764	(8)
Customer funds administered	5,786	2,395	3,391
Total sources of cash	24,894	19,562
Uses of cash:
Common stock repurchases	(5,000)	(2,900)	(2,100)
Cash paid for acquisitions, net of cash assumed	(7,150)	(4,642)	(2,508)
Purchases of investments, net of sales and maturities	(3,366)	(2,789)	(577)
Purchases of property, equipment and capitalized software	(1,212)	(1,130)	(82)
Cash dividends paid	(2,908)	(2,548)	(360)
Purchases of redeemable noncontrolling interests	(97)	(1,338)	1,241
Other	(1,981)	(1,310)	(671)
Total uses of cash	(21,714)	(16,657)
Effect of exchange rate changes on cash and cash equivalents	57	6	51
Net increase in cash and cash equivalents	$3,237	$2,911	$326
2022 Cash Flows Compared to 2021 Cash Flows
Increased cash flows provided by operating activities were primarily driven by increased net earnings partially offset by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased customer funds administered, primarily driven by Medicare Part D timing, net issuances of short-term borrowings and long-term debt and decreased purchases of redeemable noncontrolling interests, partially offset by increased cash paid for acquisitions and share repurchases.
Financial Condition
As of June 30, 2022, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $68.0 billion included approximately $24.6 billion of cash and cash equivalents (of which $1.7 billion was available for general corporate use), $40.0 billion of debt securities and $3.4 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of June 30, 2022. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2021 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. During the six months ended June 30, 2022, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2022, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 37%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.
Credit Ratings. Our credit ratings as of June 30, 2022 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Positive	A+	Stable	A	Stable	A	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1+	n/a
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
Share Repurchase Program. During the six months ended June 30, 2022, we repurchased approximately 10 million shares at an average price of $492.11 per share. As of June 30, 2022, we had Board of Directors’ authorization to purchase up to 35 million shares of our common stock.
Dividends. In June 2022, the Company’s Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Business Combinations. As of June 30, 2022, we have entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these business combinations, excluding associated disposition proceeds and the payoff of acquired indebtedness, is approximately $14 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2021 10-K.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2021 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 10-K.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2022 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2022
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$559	$215	$(3,073)	$(7,035)
1	280	107	(1,583)	(3,824)
(1)	(248)	(107)	1,666	4,595
(2)	(248)	(191)	3,380	10,165
Note: Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2022, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income and the full 200 basis point reduction in interest income or interest expense, as the rates are assumed not to fall below zero. As of June 30, 2022, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2022

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2022	1	$528.52	1	39
May 31, 2022	2	492.97	2	37
June 30, 2022	2	480.23	2	35
Total	5	$499.30	5
(a)    In November 1997, our Board of Directors adopted a share repurchase program, which the Board of Directors evaluates periodically. In June 2018, the Board of Directors renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	August 3, 2022
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 3, 2022
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 3, 2022
Thomas E. Roos