Form 10-Q
period 2022-09-30
UNITEDHEALTH GROUP INC
filed 2022-11-02
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2022, there were 934,349,073 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$38,845	$21,375
Short-term investments	3,682	2,532
Accounts receivable, net	17,047	14,216
Other current receivables, net	13,684	13,866
Assets under management	4,022	4,449
Prepaid expenses and other current assets	5,657	5,320
Total current assets	82,937	61,758
Long-term investments	41,557	43,114
Property, equipment and capitalized software, net	9,469	8,969
Goodwill	83,904	75,795
Other intangible assets, net	10,785	10,044
Other assets	14,412	12,526
Total assets	$243,064	$212,206
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$29,064	$24,483
Accounts payable and accrued liabilities	27,232	24,643
Short-term borrowings and current maturities of long-term debt	3,229	3,620
Unearned revenues	12,847	2,571
Other current liabilities	28,563	22,975
Total current liabilities	100,935	78,292
Long-term debt, less current maturities	45,438	42,383
Deferred income taxes	1,659	3,265
Other liabilities	12,111	11,787
Total liabilities	160,143	135,727
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,857	1,434
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 935 and 941 issued and outstanding	10	10
Retained earnings	83,722	77,134
Accumulated other comprehensive loss	(9,086)	(5,384)
Nonredeemable noncontrolling interests	3,418	3,285
Total equity	78,064	75,045
Total liabilities, redeemable noncontrolling interests and equity	$243,064	$212,206
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Premiums	$64,491	$56,967	$192,457	$168,686
Products	9,190	8,703	28,026	25,476
Services	6,700	6,164	19,717	18,181
Investment and other income	513	503	1,175	1,511
Total revenues	80,894	72,337	241,375	213,854
Operating costs:
Medical costs	52,635	47,302	157,251	138,752
Operating costs	11,663	10,725	34,773	31,307
Cost of products sold	8,306	7,802	25,389	23,034
Depreciation and amortization	828	796	2,418	2,332
Total operating costs	73,432	66,625	219,831	195,425
Earnings from operations	7,462	5,712	21,544	18,429
Interest expense	(516)	(422)	(1,416)	(1,229)
Earnings before income taxes	6,946	5,290	20,128	17,200
Provision for income taxes	(1,562)	(1,099)	(4,397)	(3,659)
Net earnings	5,384	4,191	15,731	13,541
Earnings attributable to noncontrolling interests	(122)	(105)	(372)	(327)
Net earnings attributable to UnitedHealth Group common shareholders	$5,262	$4,086	$15,359	$13,214
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.63	$4.33	$16.37	$14.00
Diluted	$5.55	$4.28	$16.15	$13.82
Basic weighted-average number of common shares outstanding	935	943	938	944
Dilutive effect of common share equivalents	13	12	13	12
Diluted weighted-average number of common shares outstanding	948	955	951	956
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	3	1	3	2
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net earnings	$5,384	$4,191	$15,731	$13,541
Other comprehensive loss:
Gross unrealized losses on investment securities during the period	(1,471)	(192)	(4,825)	(705)
Income tax effect	340	59	1,109	175
Total unrealized losses, net of tax	(1,131)	(133)	(3,716)	(530)
Gross reclassification adjustment for net realized losses (gains) included in net earnings	138	(20)	134	(36)
Income tax effect	(32)	4	(31)	8
Total reclassification adjustment, net of tax	106	(16)	103	(28)
Total foreign currency translation losses	(331)	(621)	(89)	(484)
Other comprehensive loss	(1,356)	(770)	(3,702)	(1,042)
Comprehensive income	4,028	3,421	12,029	12,499
Comprehensive income attributable to noncontrolling interests	(122)	(105)	(372)	(327)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,906	$3,316	$11,657	$12,172
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation Losses
Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205
Net earnings				5,262			99	5,361
Other comprehensive loss					(1,025)	(331)		(1,356)
Issuances of common stock, and related tax effects	2	—	294					294
Share-based compensation			163					163
Common share repurchases	(2)	—	(462)	(538)				(1,000)
Cash dividends paid on common shares ($1.65 per share)				(1,542)				(1,542)
Redeemable noncontrolling interests fair value and other adjustments			5					5
Acquisition and other adjustments of nonredeemable noncontrolling interests							32	32
Distribution to nonredeemable noncontrolling interests							(98)	(98)
Balance at September 30, 2022	935	$10	$—	$83,722	$(3,190)	$(5,896)	$3,418	$78,064

Balance at June 30, 2021	943	$10	$—	$73,090	$927	$(5,013)	$3,008	$72,022
Net earnings				4,086			86	4,172
Other comprehensive loss					(149)	(621)		(770)
Issuances of common stock, and related tax effects	1	—	291					291
Share-based compensation			159					159
Common share repurchases	(2)	—	(365)	(685)				(1,050)
Cash dividends paid on common shares ($1.45 per share)				(1,367)				(1,367)
Redeemable noncontrolling interests fair value and other adjustments			(85)					(85)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(26)	(26)
Distribution to nonredeemable noncontrolling interests							(87)	(87)
Balance at September 30, 2021	942	$10	$—	$75,124	$778	$(5,634)	$2,981	$73,259
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				15,359			281	15,640
Other comprehensive loss					(3,613)	(89)		(3,702)
Issuances of common stock, and related tax effects	6	—	801					801
Share-based compensation			639					639
Common share repurchases	(12)	—	(1,679)	(4,321)				(6,000)
Cash dividends paid on common shares ($4.75 per share)				(4,450)				(4,450)
Redeemable noncontrolling interests fair value and other adjustments			239					239
Acquisition and other adjustments of nonredeemable noncontrolling interests							135	135
Distribution to nonredeemable noncontrolling interests							(283)	(283)
Balance at September 30, 2022	935	$10	$—	$83,722	$(3,190)	$(5,896)	$3,418	$78,064

Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				13,214			254	13,468
Other comprehensive loss					(558)	(484)		(1,042)
Issuances of common stock, and related tax effects	6	—	839					839
Share-based compensation			559					559
Common share repurchases	(10)	—	(586)	(3,364)				(3,950)
Cash dividends paid on common shares ($4.15 per share)				(3,915)				(3,915)
Redeemable noncontrolling interests fair value and other adjustments			(812)	(106)				(918)
Acquisitions and other adjustments of nonredeemable noncontrolling interests							125	125
Distribution to nonredeemable noncontrolling interests							(235)	(235)
Balance at September 30, 2021	942	$10	$—	$75,124	$778	$(5,634)	$2,981	$73,259
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities
Net earnings	$15,731	$13,541
Noncash items:
Depreciation and amortization	2,418	2,332
Deferred income taxes	(590)	373
Share-based compensation	675	591
Other, net	—	(195)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,563)	(847)
Other assets	(741)	(1,435)
Medical costs payable	4,192	3,925
Accounts payable and other liabilities	1,416	1,171
Unearned revenues	10,201	(331)
Cash flows from operating activities	30,739	19,125
Investing activities
Purchases of investments	(14,183)	(12,827)
Sales of investments	5,376	2,569
Maturities of investments	4,740	6,556
Cash paid for acquisitions, net of cash assumed	(7,154)	(4,727)
Purchases of property, equipment and capitalized software	(1,936)	(1,759)
Other, net	50	(900)
Cash flows used for investing activities	(13,107)	(11,088)
Financing activities
Common share repurchases	(6,000)	(3,950)
Cash dividends paid	(4,450)	(3,915)
Proceeds from common stock issuances	1,084	1,077
Repayments of long-term debt	(2,100)	(1,900)
Repayments of short-term borrowings, net	(16)	(1,301)
Proceeds from issuance of long-term debt	5,922	6,934
Customer funds administered	7,028	1,402
Purchases of redeemable noncontrolling interests	(176)	(1,338)
Other, net	(1,458)	(837)
Cash flows used for financing activities	(166)	(3,828)
Effect of exchange rate changes on cash and cash equivalents	4	(45)
Increase in cash and cash equivalents	17,470	4,164
Cash and cash equivalents, beginning of period	21,375	16,921
Cash and cash equivalents, end of period	$38,845	$21,085
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

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,752	$—	$(299)	$3,453
State and municipal obligations	7,380	2	(621)	6,761
Corporate obligations	22,533	1	(2,057)	20,477
U.S. agency mortgage-backed securities	6,868	1	(875)	5,994
Non-U.S. agency mortgage-backed securities	3,164	—	(295)	2,869
Total debt securities - available-for-sale	43,697	4	(4,147)	39,554
Debt securities - held-to-maturity:
U.S. government and agency obligations	538	—	(16)	522
State and municipal obligations	29	—	(4)	25
Corporate obligations	74	—	—	74
Total debt securities - held-to-maturity	641	—	(20)	621
Total debt securities	$44,338	$4	$(4,167)	$40,175
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,206	$23	$(31)	$3,198
State and municipal obligations	6,829	297	(20)	7,106
Corporate obligations	20,947	372	(145)	21,174
U.S. agency mortgage-backed securities	5,868	88	(55)	5,901
Non-U.S. agency mortgage-backed securities	2,819	42	(23)	2,838
Total debt securities - available-for-sale	39,669	822	(274)	40,217
Debt securities - held-to-maturity:
U.S. government and agency obligations	511	2	(2)	511
State and municipal obligations	30	2	—	32
Corporate obligations	100	—	—	100
Total debt securities - held-to-maturity	641	4	(2)	643
Total debt securities	$40,310	$826	$(276)	$40,860
The Company held $3.4 billion and $3.5 billion of equity securities as of September 30, 2022 and December 31, 2021, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, other venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.6 billion and $1.3 billion of equity method investments in operating businesses in the health care sector as of September 30, 2022 and December 31, 2021, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2022 and December 31, 2021 was not material.

The amortized cost and fair value of debt securities as of September 30, 2022, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,840	$3,809	$330	$326
Due after one year through five years	12,565	11,755	257	246
Due after five years through ten years	12,172	10,608	34	32
Due after ten years	5,088	4,519	20	17
U.S. agency mortgage-backed securities	6,868	5,994	—	—
Non-U.S. agency mortgage-backed securities	3,164	2,869	—	—
Total debt securities	$43,697	$39,554	$641	$621
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,484	$(170)	$866	$(129)	$3,350	$(299)
State and municipal obligations	5,811	(470)	833	(151)	6,644	(621)
Corporate obligations	15,374	(1,292)	4,364	(765)	19,738	(2,057)
U.S. agency mortgage-backed securities	4,201	(517)	1,609	(358)	5,810	(875)
Non-U.S. agency mortgage-backed securities	2,182	(172)	670	(123)	2,852	(295)
Total debt securities - available-for-sale	$30,052	$(2,621)	$8,342	$(1,526)	$38,394	$(4,147)
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,976	$(18)	$249	$(13)	$2,225	$(31)
State and municipal obligations	1,386	(19)	31	(1)	1,417	(20)
Corporate obligations	9,357	(130)	376	(15)	9,733	(145)
U.S. agency mortgage-backed securities	3,078	(52)	116	(3)	3,194	(55)
Non-U.S. agency mortgage-backed securities	1,321	(18)	114	(5)	1,435	(23)
Total debt securities - available-for-sale	$17,118	$(237)	$886	$(37)	$18,004	$(274)
The Company’s unrealized losses from debt securities as of September 30, 2022 were generated from approximately 36,000 positions out of a total of 40,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of September 30, 2022, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2022 and December 31, 2021 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2022
Cash and cash equivalents	$38,671	$174	$—	$38,845
Debt securities - available-for-sale:
U.S. government and agency obligations	3,302	151	—	3,453
State and municipal obligations	—	6,761	—	6,761
Corporate obligations	85	20,213	179	20,477
U.S. agency mortgage-backed securities	—	5,994	—	5,994
Non-U.S. agency mortgage-backed securities	—	2,869	—	2,869
Total debt securities - available-for-sale	3,387	35,988	179	39,554
Equity securities	1,901	17	68	1,986
Assets under management	1,727	2,207	88	4,022
Total assets at fair value	$45,686	$38,386	$335	$84,407
Percentage of total assets at fair value	54%	45%	1%	100%
December 31, 2021
Cash and cash equivalents	$21,359	$16	$—	$21,375
Debt securities - available-for-sale:
U.S. government and agency obligations	3,017	181	—	3,198
State and municipal obligations	—	7,106	—	7,106
Corporate obligations	40	20,916	218	21,174
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,838	—	2,838
Total debt securities - available-for-sale	3,057	36,942	218	40,217
Equity securities	2,090	23	64	2,177
Assets under management	1,972	2,376	101	4,449
Total assets at fair value	$28,478	$39,357	$383	$68,218
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2022 or 2021.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2022
Debt securities - held-to-maturity	$534	$87	$—	$621	$641
Long-term debt and other financing obligations	$—	$43,705	$—	$43,705	$48,667
December 31, 2021
Debt securities - held-to-maturity	$534	$102	$7	$643	$641
Long-term debt and other financing obligations	$—	$52,583	$—	$52,583	$46,003
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2022 or 2021.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2022	2021
Medical costs payable, beginning of period	$24,483	$21,872
Acquisitions	177	88
Reported medical costs:
Current year	157,601	140,052
Prior years	(350)	(1,300)
Total reported medical costs	157,251	138,752
Medical payments:
Payments for current year	(130,788)	(116,135)
Payments for prior years	(22,059)	(18,659)
Total medical payments	(152,847)	(134,794)
Medical costs payable, end of period	$29,064	$25,918
For the nine months ended September 30, 2022, prior years’ medical cost reserve development included no individual factors that were significant. For the nine months ended September 30, 2021, prior years’ medical cost reserve development was primarily driven by lower than expected health system utilization and the uncertainty of care patterns due to the disruption of the health care system caused by COVID-19. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $20.0 billion and $17.1 billion at September 30, 2022 and December 31, 2021, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In May 2022, the Company issued $6.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
3.700% notes due May 2027	$600
4.000% notes due May 2029	900
4.200% notes due May 2032	1,500
4.750% notes due May 2052	2,000
4.950% notes due May 2062	1,000

In October 2022, the Company issued $9.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
5.000% notes due October 2024	$500
5.150% notes due October 2025	750
5.250% notes due February 2028	1,000
5.300% notes due February 2030	1,250
5.350% notes due February 2033	2,000
5.875% notes due February 2053	2,000
6.050% notes due February 2063	1,500
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
The following table provides details of the Company’s 2022 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 22	$1.45	$1,363
June 28	1.65	1,545
September 20	1.65	1,542
7.    Commitments and Contingencies
Pending Business Combinations
As of September 30, 2022, the Company has entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. As of that date, the total anticipated capital required for these business combinations, excluding associated disposition proceeds and the payoff of acquired indebtedness, was approximately $14 billion. The Company completed the acquisition of Change Healthcare on October 3, 2022.
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

Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau (CFPB), the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
8.    Business Combinations
During the nine months ended September 30, 2022, the Company completed several business combinations for total consideration of $8.2 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$517
Accounts receivable and other current assets	550
Property, equipment and other long-term assets	1,529
Other intangible assets	1,815
Total identifiable assets acquired	4,411
Medical costs payable	(177)
Accounts payable and other current liabilities	(660)
Other long-term liabilities	(580)
Total identifiable liabilities acquired	(1,417)
Total net identifiable assets	2,994
Goodwill	8,393
Redeemable noncontrolling interests	(3,104)
Nonredeemable noncontrolling interests	(133)
Net assets acquired	$8,150
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$915	9 years
Trademarks and technology	802	9 years
Other	83	11 years
Total acquired finite-lived intangible assets	$1,800	9 years
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through September 30, 2022, acquired entities impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the nine months ended September 30, 2022 and 2021 as if the business combinations had occurred on January 1, 2021 were immaterial for both periods.
9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 10-K. Total assets at Optum Health and Optum Rx increased to $67.8 billion and $47.2 billion as of September 30, 2022 compared to $60.5 billion and $40.2 billion as of December 31, 2021, respectively. The increase in total assets at Optum Health and Optum Rx was primarily due to goodwill from business combinations of $4.5 billion and $3.8 billion, respectively.
On January 1, 2022, the Company realigned its operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual. The realignment had no impact on the Company’s reportable segments.

The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2022
Revenues - unaffiliated customers:
Premiums	$59,375	$5,116	$—	$—	$—	$5,116	$—	$64,491
Products	—	2	37	9,151	—	9,190	—	9,190
Services	2,435	2,756	1,067	442	—	4,265	—	6,700
Total revenues - unaffiliated customers	61,810	7,874	1,104	9,593	—	18,571	—	80,381
Total revenues - affiliated customers	—	10,302	2,566	15,592	(800)	27,660	(27,660)	—
Investment and other income	185	287	23	18	—	328	—	513
Total revenues	$61,995	$18,463	$3,693	$25,203	$(800)	$46,559	$(27,660)	$80,894
Earnings from operations	$3,799	$1,575	$1,007	$1,081	$—	$3,663	$—	$7,462
Interest expense	—	—	—	—	—	—	(516)	(516)
Earnings before income taxes	$3,799	$1,575	$1,007	$1,081	$—	$3,663	$(516)	$6,946
Three Months Ended September 30, 2021
Revenues - unaffiliated customers:
Premiums	$53,345	$3,622	$—	$—	$—	$3,622	$—	$56,967
Products	—	8	37	8,658	—	8,703	—	8,703
Services	2,407	2,515	970	272	—	3,757	—	6,164
Total revenues - unaffiliated customers	55,752	6,145	1,007	8,930	—	16,082	—	71,834
Total revenues - affiliated customers	—	7,441	2,037	14,400	(503)	23,375	(23,375)	—
Investment and other income	175	226	95	7	—	328	—	503
Total revenues	$55,927	$13,812	$3,139	$23,337	$(503)	$39,785	$(23,375)	$72,337
Earnings from operations	$2,651	$1,143	$906	$1,012	$—	$3,061	$—	$5,712
Interest expense	—	—	—	—	—	—	(422)	(422)
Earnings before income taxes	$2,651	$1,143	$906	$1,012	$—	$3,061	$(422)	$5,290

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2022
Revenues - unaffiliated customers:
Premiums	$178,680	$13,777	$—	$—	$—	$13,777	$—	$192,457
Products	—	14	135	27,877	—	28,026	—	28,026
Services	7,492	8,054	3,075	1,096	—	12,225	—	19,717
Total revenues - unaffiliated customers	186,172	21,845	3,210	28,973	—	54,028	—	240,200
Total revenues - affiliated customers	—	30,355	6,885	44,921	(1,941)	80,220	(80,220)	—
Investment and other income	523	528	99	25	—	652	—	1,175
Total revenues	$186,695	$52,728	$10,194	$73,919	$(1,941)	$134,900	$(80,220)	$241,375
Earnings from operations	$11,447	$4,340	$2,693	$3,064	$—	$10,097	$—	$21,544
Interest expense	—	—	—	—	—	—	(1,416)	(1,416)
Earnings before income taxes	$11,447	$4,340	$2,693	$3,064	$—	$10,097	$(1,416)	$20,128
Nine Months Ended September 30, 2021
Revenues - unaffiliated customers:
Premiums	$158,761	$9,925	$—	$—	$—	$9,925	$—	$168,686
Products	—	25	107	25,344	—	25,476	—	25,476
Services	7,197	7,312	2,861	811	—	10,984	—	18,181
Total revenues - unaffiliated customers	165,958	17,262	2,968	26,155	—	46,385	—	212,343
Total revenues - affiliated customers	—	21,614	5,779	41,196	(1,456)	67,133	(67,133)	—
Investment and other income	557	639	201	114	—	954	—	1,511
Total revenues	$166,515	$39,515	$8,948	$67,465	$(1,456)	$114,472	$(67,133)	$213,854
Earnings from operations	$9,854	$3,233	$2,447	$2,895	$—	$8,575	$—	$18,429
Interest expense	—	—	—	—	—	—	(1,229)	(1,229)
Earnings before income taxes	$9,854	$3,233	$2,447	$2,895	$—	$8,575	$(1,229)	$17,200

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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K and additional information on our segments, including the realignment of our UnitedHealthcare operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual, can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. Overall spending on health care is impacted by inflation, utilization, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs, including inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
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
COVID-19 Trends and Uncertainties
During the nine months ended September 30, 2022, overall care was near normal baseline levels, with certain areas of care at or approaching seasonal baselines, and other areas below. Future care patterns and acuity may temporarily rise due to missed regular care. Future developments, such as the severity of new COVID-19 variants, could introduce new uncertainties to care patterns and our business.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2022 year-over-year operating comparisons to third quarter 2021 and other financial results.
•Consolidated revenues grew 12%, UnitedHealthcare revenues grew 11% and Optum revenues grew 17%.
•UnitedHealthcare served 910,000 more people, led by growth in community and senior programs.
•Consolidated earnings from operations of $7.5 billion compared to $5.7 billion last year, included growth of 43% at UnitedHealthcare and 20% at Optum.
•Diluted earnings per common share were $5.55.
•Cash flows from operations for the nine months ended September 30, 2022 were $30.7 billion.
•Return on equity was 28.5%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues:
Premiums	$64,491	$56,967	$7,524	13%	$192,457	$168,686	$23,771	14%
Products	9,190	8,703	487	6	28,026	25,476	2,550	10
Services	6,700	6,164	536	9	19,717	18,181	1,536	8
Investment and other income	513	503	10	2	1,175	1,511	(336)	(22)
Total revenues	80,894	72,337	8,557	12	241,375	213,854	27,521	13
Operating costs:
Medical costs	52,635	47,302	5,333	11	157,251	138,752	18,499	13
Operating costs	11,663	10,725	938	9	34,773	31,307	3,466	11
Cost of products sold	8,306	7,802	504	6	25,389	23,034	2,355	10
Depreciation and amortization	828	796	32	4	2,418	2,332	86	4
Total operating costs	73,432	66,625	6,807	10	219,831	195,425	24,406	12
Earnings from operations	7,462	5,712	1,750	31	21,544	18,429	3,115	17
Interest expense	(516)	(422)	(94)	22	(1,416)	(1,229)	(187)	15
Earnings before income taxes	6,946	5,290	1,656	31	20,128	17,200	2,928	17
Provision for income taxes	(1,562)	(1,099)	(463)	42	(4,397)	(3,659)	(738)	20
Net earnings	5,384	4,191	1,193	28	15,731	13,541	2,190	16
Earnings attributable to noncontrolling interests	(122)	(105)	(17)	16	(372)	(327)	(45)	14
Net earnings attributable to UnitedHealth Group common shareholders	$5,262	$4,086	$1,176	29%	$15,359	$13,214	$2,145	16%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.55	$4.28	$1.27	30%	$16.15	$13.82	$2.33	17%
Medical care ratio (a)	81.6%	83.0%	(1.4)%		81.7%	82.3%	(0.6)%
Operating cost ratio	14.4	14.8	(0.4)		14.4	14.6	(0.2)
Operating margin	9.2	7.9	1.3		8.9	8.6	0.3
Tax rate	22.5	20.8	1.7		21.8	21.3	0.5
Net earnings margin (b)	6.5	5.6	0.9		6.4	6.2	0.2
Return on equity (c)	28.5%	23.5%	5.0%		28.1%	26.0%	2.1%
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
2022 RESULTS OF OPERATIONS COMPARED TO 2021 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage and Medicaid, pricing trends and growth across the Optum businesses.
Medical Costs and MCR
For the three and nine months ended September 30, 2022, medical costs increased due to growth in people served through Medicare Advantage and Medicaid. The MCR decreased due to COVID-19 effects, partially offset by business mix. For the nine months ended September 30, 2022, the decreases to the MCR were also partially offset by decreased prior years favorable development, primarily due to the effects of COVID-19 in 2021.

Operating Cost Ratio
For the three and nine months ended September 30, 2022, the operating cost ratio decreased primarily due to productivity gains, offset by business mix and investments. For the nine months ended September 30, 2022, the operating cost ratio also decreased due to COVID-19 related revenue effects.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues
UnitedHealthcare	$61,995	$55,927	$6,068	11%	$186,695	$166,515	$20,180	12%
Optum Health	18,463	13,812	4,651	34	52,728	39,515	13,213	33
Optum Insight	3,693	3,139	554	18	10,194	8,948	1,246	14
Optum Rx	25,203	23,337	1,866	8	73,919	67,465	6,454	10
Optum eliminations	(800)	(503)	(297)	59	(1,941)	(1,456)	(485)	33
Optum	46,559	39,785	6,774	17	134,900	114,472	20,428	18
Eliminations	(27,660)	(23,375)	(4,285)	18	(80,220)	(67,133)	(13,087)	19
Consolidated revenues	$80,894	$72,337	$8,557	12%	$241,375	$213,854	$27,521	13%
Earnings from operations
UnitedHealthcare	$3,799	$2,651	$1,148	43%	$11,447	$9,854	$1,593	16%
Optum Health	1,575	1,143	432	38	4,340	3,233	1,107	34
Optum Insight	1,007	906	101	11	2,693	2,447	246	10
Optum Rx	1,081	1,012	69	7	3,064	2,895	169	6
Optum	3,663	3,061	602	20	10,097	8,575	1,522	18
Consolidated earnings from operations	$7,462	$5,712	$1,750	31%	$21,544	$18,429	$3,115	17%
Operating margin
UnitedHealthcare	6.1%	4.7%	1.4%		6.1%	5.9%	0.2%
Optum Health	8.5	8.3	0.2		8.2	8.2	—
Optum Insight	27.3	28.9	(1.6)		26.4	27.3	(0.9)
Optum Rx	4.3	4.3	—		4.1	4.3	(0.2)
Optum	7.9	7.7	0.2		7.5	7.5	—
Consolidated operating margin	9.2%	7.9%	1.3%		8.9%	8.6%	0.3%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
UnitedHealthcare Employer & Individual - Domestic	$15,929	$15,094	$835	6%	$47,318	$44,668	$2,650	6%
UnitedHealthcare Employer & Individual - Global (a)	2,120	2,139	(19)	(1)	6,500	6,292	208	3
UnitedHealthcare Employer & Individual - Total (a)	18,049	17,233	816	5	53,818	50,960	2,858	6
UnitedHealthcare Medicare & Retirement	27,895	24,931	2,964	12	85,620	75,709	9,911	13
UnitedHealthcare Community & State	16,051	13,763	2,288	17	47,257	39,846	7,411	19
Total UnitedHealthcare revenues	$61,995	$55,927	$6,068	11%	$186,695	$166,515	$20,180	12%
(a)    On January 1, 2022, we realigned our operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual.
The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2022	2021	2022 vs. 2021
Commercial - domestic:
Risk-based	8,055	7,960	95	1%
Fee-based	18,500	18,595	(95)	(1)
Total commercial - domestic	26,555	26,555	—	—
Medicare Advantage	7,035	6,455	580	9
Medicaid	8,005	7,510	495	7
Medicare Supplement (Standardized)	4,370	4,405	(35)	(1)
Total community and senior	19,410	18,370	1,040	6
Total UnitedHealthcare - domestic medical	45,965	44,925	1,040	2
Commercial - global	5,360	5,490	(130)	(2)
Total UnitedHealthcare - medical	51,325	50,415	910	2%
Supplemental Data:
Medicare Part D stand-alone	3,310	3,725	(415)	(11)%
Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements due to COVID-19 and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenues increased due to growth in the number of individuals served through Medicare Advantage and Medicaid, including a greater mix of people with higher acuity needs. For the three months ended September 30, 2022, earnings from operations increased due to growth in people served and COVID-19 effects. For the nine months ended September 30, 2022, earnings from operations increased due to growth in people served and COVID-19 effects, partially offset by decreased prior years favorable development, primarily due to the effects of COVID-19 in 2021.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in value-based care arrangements and business combinations. Earnings from operations increased due to organic growth in the number of people served under value-based care arrangements, cost management initiatives, asset dispositions and COVID-19 effects. For the three months ended September 30, 2022, increases in earnings from operations were partially offset by care activity levels at fee-for-service practices. Optum Health served approximately 101 million people as of September 30, 2022 compared to 99 million people as of September 30, 2021.

Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in technology and managed services, with managed services growth driven by higher payer volumes and new health system partnerships.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services, including community-behavioral and specialty pharmacy. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 359 million and 344 million adjusted scripts in the third quarters of 2022 and 2021, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2022	2021	2022 vs. 2021
Sources of cash:
Cash provided by operating activities	$30,739	$19,125	$11,614
Issuances of short-term borrowings and long-term debt, net of repayments	3,806	3,733	73
Proceeds from common stock issuances	1,084	1,077	7
Customer funds administered	7,028	1,402	5,626
Other	50	—	50
Total sources of cash	42,707	25,337
Uses of cash:
Common stock repurchases	(6,000)	(3,950)	(2,050)
Cash paid for acquisitions, net of cash assumed	(7,154)	(4,727)	(2,427)
Purchases of investments, net of sales and maturities	(4,067)	(3,702)	(365)
Purchases of property, equipment and capitalized software	(1,936)	(1,759)	(177)
Cash dividends paid	(4,450)	(3,915)	(535)
Purchases of redeemable noncontrolling interests	(176)	(1,338)	1,162
Other	(1,458)	(1,737)	279
Total uses of cash	(25,241)	(21,128)
Effect of exchange rate changes on cash and cash equivalents	4	(45)	49
Net increase in cash and cash equivalents	$17,470	$4,164	$13,306
2022 Cash Flows Compared to 2021 Cash Flows
Increased cash flows provided by operating activities were primarily driven by an increase in unearned revenue due to the September receipt of our October CMS premium payment of $9.8 billion and increased net earnings. Other significant changes in sources or uses of cash year-over-year included increased customer funds administered, primarily driven by Medicare Part D timing, and decreased purchases of redeemable noncontrolling interests, partially offset by increased cash paid for acquisitions and common stock repurchases.
Financial Condition
As of September 30, 2022, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $81.8 billion included approximately $38.8 billion of cash and cash equivalents (of which $3.7 billion was available for general corporate use), $39.6 billion of debt securities and $3.4 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of September 30, 2022. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2021 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. During the nine months ended September 30, 2022, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2022, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 35%.
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
Credit Ratings. Our credit ratings as of September 30, 2022 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2022, we repurchased approximately 12 million shares at an average price of $497.41 per share. As of September 30, 2022, we had Board of Directors’ authorization to purchase up to 33 million shares of our common stock.
Dividends. In June 2022, the Company’s Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Business Combinations. As of September 30, 2022, we have entered into agreements to acquire companies in the health care sector, most notably Change Healthcare (NASDAQ: CHNG) and LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. As of that date, the total anticipated capital required for these business combinations, excluding associated disposition proceeds and the payoff of acquired indebtedness, was approximately $14 billion. The Company completed the acquisition of Change Healthcare on October 3, 2022.
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

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2022 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2022
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$845	$186	$(3,027)	$(6,014)
1	422	93	(1,563)	(3,261)
(1)	(422)	(93)	1,656	3,894
(2)	(845)	(186)	3,391	8,586
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2022

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2022	0.6	$517.91	0.6	34.3
August 31, 2022	0.7	539.26	0.7	33.6
September 30, 2022	0.6	518.97	0.6	33.0
Total	1.9	$525.74	1.9
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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW P. WITTY	Chief Executive Officer (principal executive officer)	Dated:	November 2, 2022
Andrew P. Witty

/s/ JOHN F. REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 2, 2022
John F. Rex

/s/ THOMAS E. ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 2, 2022
Thomas E. Roos