Form 10-K
period 2022-12-31
UNITEDHEALTH GROUP INC
filed 2023-02-24
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was $479,550,880,245 (based on the last reported sale price of $513.63 per share on June 30, 2022 as reported on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2023, there were 932,846,602 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
UnitedHealthcare offers a full range of health benefits, enabling affordable coverage, simplifying the health care experience and delivering access to high-quality care. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers and individual consumers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants.
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
•Those who pay for care: employers; health plans; and state, federal and municipal agencies devoted to ensuring the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family and community has access to the care they need.
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
•Optum Insight offers data, analytics, research, consulting, technology and managed services solutions; and
•Optum Rx provides diversified pharmacy care services.
Optum Health
Optum Health provides comprehensive and patient-centered care, addressing the physical, mental, social, and financial well-being of 102 million consumers and serves more than 100 health payer partners. We engage people in the most appropriate care settings, including clinical sites, in-home and virtual. Optum Health delivers primary, multi-specialty, behavioral, surgical and urgent care; helps patients and providers navigate and address complex, chronic and behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. Optum Health works directly with consumers, care delivery systems, providers, employers, payers, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.
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
Optum Health offerings include fully accountable value-based arrangements, where Optum Health assumes responsibility for health care costs in exchange for a monthly premium. Offerings also include administrative fee arrangements, where Optum Health manages or administers products and services in exchange for a monthly fee, and fee-for-service arrangements, where Optum Health delivers health-related products and medical services for patients at a contracted fee.
Optum Financial, including Optum Bank, serves consumers through nearly 20 million consumer accounts with nearly $20 billion in assets under management as of December 31, 2022. Organizations across the health system rely on Optum Financial to manage and improve payment flows through its highly automated, scalable, end-to-end digital payment systems and integrated card solutions. For financial services offerings, Optum Financial charges fees and earns investment income on managed funds.
Optum Health sells its products primarily through its direct sales force, strategic collaborations and external producers in three key areas: employers, including large, mid-sized and small employers; payers including health plans, third-party administrators (TPAs), underwriter/stop-loss carriers and individual product intermediaries; and public entities including the U.S. Departments of Health and Human Services (HHS), Veterans Affairs, Defense, and other federal, state and local health care agencies.
Optum Insight
Optum Insight connects the health care system with services, analytics and platforms that make clinical, administrative and financial processes simpler and more efficient for all participants in the health care system. Hospital systems, physicians, health plans, public entities, life sciences companies and other organizations comprising the health care industry depend on Optum Insight to help them improve performance and reduce costs through administrative efficiency and payment simplification, advance care quality through evidence-based standards built directly into clinical workflows, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
Health Systems. Serves hospitals, physicians and other care providers to improve operating performance, better coordinate care and reduce administrative costs through technology and services to improve population health management, patient engagement, revenue cycle management and strategic growth plans.
Health Plans. Serves health plans by improving financial performance and enhancing outcomes through proactive analytics, a comprehensive payment integrity portfolio and technology-enabled and staff-supported risk and quality services. Optum Insight helps health plans navigate a dynamic environment defined by shifts in employer vs. public-sector coverage, the demand for affordable benefit plans and the need to leverage new technology to reduce complexity.
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

Many of Optum Insight’s software and information products and professional services are delivered over extended periods, often several years. Optum Insight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with Optum Insight’s customers. Optum Insight’s aggregate backlog as of December 31, 2022 was approximately $30.0 billion, of which $16.8 billion is expected to be realized within the next 12 months. The aggregate backlog includes $10.7 billion related to affiliated agreements. Optum Insight’s aggregate backlog as of December 31, 2021, was $22.4 billion, including $8.9 billion related to affiliated agreements.
Optum Insight’s products and services are sold primarily through a direct sales force. Optum Insight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface Optum Insight’s products with their applications.
Optum Rx
Optum Rx provides a full spectrum of pharmacy care services through its network of more than 67,000 retail pharmacies, through home delivery, specialty and community health pharmacies, the provision of in-home and community-based infusion services and through rare disease and gene therapy support services. It also offers direct-to-consumer solutions.
Optum Rx manages a broad range of prescription drug spend, including widely available retail drugs as well as limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology. Optum Rx serves the growing pharmacy needs of people with behavioral health and substance use disorders. In 2022, Optum Rx managed $124 billion in pharmaceutical spending, including $52 billion in specialty pharmaceutical spending.
Optum Rx serves health benefits providers, large national employer plans, unions and trusts, purchasing coalitions and public-sector entities. Optum Rx sells its services through direct sales, health insurance brokers and other health care consultants.
Optum Rx offers multiple clinical programs, digital tools and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner which are designed to deliver improved consumer experiences, better health outcomes and a lower total cost of care. Optum Rx provides various utilization management, medication management, quality assurance, adherence and counseling programs to complement each client’s plan design and clinical strategies. Optum Rx is accelerating the integration of medical, pharmacy and behavioral care and treating the whole patient by embedding our pharmacists as key members of the patient care team.
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
In the United States, UnitedHealthcare arranges for discounted access to care through networks which, as of December 31, 2022, include 1.7 million physicians and other health care professionals and 6,400 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
Domestically, UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, and individuals. As of December 31, 2022, UnitedHealthcare Employer & Individual provides access to medical services for 26.7 million people. Globally, UnitedHealthcare Employer & Individual serves nearly 7.7 million people with medical and dental benefits, typically in exchange for a monthly premium per member, residing principally in Brazil, Chile, Colombia and Peru, but also in more than 150 other countries. UnitedHealthcare Employer & Individual offers health care delivery in our principal global markets through nearly 45 hospitals, and more than 200 outpatient and ambulatory clinics and surgery centers to UnitedHealthcare Employer & Individual global members and consumers served by other payers.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium which is typically a fixed rate per individual served for a one-year period. Through its administrative and other management services arrangements to customers who elect to self-fund the health care costs of their employees and employees’ dependents, UnitedHealthcare Employer & Individual receives a fixed monthly service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependents, while UnitedHealthcare Employer & Individual provides services such as coordination and facilitation of medical and related services to customers, consumers and health care professionals, administration of transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision professionals. UnitedHealthcare Employer & Individual is focused on providing informed benefit solutions that create customized plan designs and clinical programs for employers that contribute to well-being and reduce the total cost of care along with providing simpler consumer experiences in response to market dynamics.
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
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs. UnitedHealthcare Medicare & Retirement has distinct benefit designs, pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
UnitedHealthcare Medicare & Retirement offers a selection of products allowing people choice in obtaining the health coverage and services they need as their circumstances change. These offerings include care management and health system navigator services, clinical management programs, nurse health line services, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients, including AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, and state and U.S. government agencies. Products are also offered through agents, employer groups and digital channels.
Major product categories include:
Medicare Advantage. Provides health care coverage for seniors and other eligible Medicare beneficiaries through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health benefits coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement served 7.1 million people through its Medicare Advantage products as of December 31, 2022.
We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting of care. For example, through our HouseCalls program, nurse practitioners performed nearly 2.3 million clinical preventive home care visits in 2022 to address unmet care opportunities and close gaps in care.
Medicare Part D. Provides Medicare Part D benefits to beneficiaries through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. As of December 31, 2022, UnitedHealthcare enrolled 9.6 million people in the Medicare Part D programs, including 3.3 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.

Medicare Supplement. Provides a full range of supplemental products at diverse price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program. UnitedHealthcare Medicare & Retirement served 4.4 million seniors nationwide through various Medicare Supplement products in association with AARP as of December 31, 2022.
Premium revenues from CMS represented 38% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2022, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families; Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2022, UnitedHealthcare Community & State participated in programs in 35 states and the District of Columbia, and served 8.2 million people; including 1.5 million people through Medicaid expansion programs in 19 states under the Patient Protection and Affordable Care Act (ACA).
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
GOVERNMENT REGULATION
Our businesses are subject to comprehensive U.S. federal and state and international laws and regulations. We are regulated by agencies which generally have discretion to issue regulations and interpret and enforce laws and rules. U.S. federal and state and international governments continue to consider and enact various legislative and regulatory proposals which could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political environment, could adversely affect our businesses.
See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our compliance with U.S. federal and state and international laws and regulations.
U.S. Federal Laws and Regulation
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
UnitedHealthcare Community & State has Medicaid and CHIP contracts, which are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance, and the regulatory environment with respect to these programs is complex.
Our businesses are also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriate reduction or limitation of health care services, anti-money laundering, securities and antitrust compliance.
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
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. Health care-related laws and regulations set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distribution laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies which oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our beneficiaries dually eligible for Medicare and Medicaid. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
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
Federal and state legislation regulating PBM activities affects both our ability to limit access to a pharmacy provider network or remove network providers. Additionally, many states limit our ability to manage and establish maximum allowable costs for generic prescription drugs. With respect to formulary services, a number of government entities, including CMS, HHS and state departments of insurance, regulate the administration of prescription drug benefits offered through federal or state exchanges. Many states also regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. These regulations could limit or preclude (i) certain plan designs, (ii) limited networks, (iii) use of particular care providers or distribution channels, (iv) copayment differentials among providers and (v) formulary tiering practices.
Legislation seeking to regulate PBM activities introduced or enacted at the federal or state level could impact our business practices with others in the pharmacy supply chain, including pharmaceutical manufacturers and network providers. In addition, organizations like the NAIC periodically issue model regulations while credentialing organizations, like the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC), may establish standards impacting PBM pharmacy activities. Although these model regulations and standards do not have the force of law, they may influence states to adopt their recommendations and impact the services we deliver to our clients.
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
Banking Regulation
Optum Bank is subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation (FDIC), which performs annual examinations to ensure the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. Optum Bank is also subject to supervision and regulation by the Utah State Department of Financial Institutions, which carries out annual examinations to ensure the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results from any of these agencies, the bank could become subject to increased operational expenses and capital requirements, enhanced governmental oversight and monetary penalties.
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
COMPETITION
As a diversified health care company, we operate in highly competitive markets across the full expanse of health care benefits and services. Our competitors include organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants to our markets and business combinations among our competitors and suppliers also contribute to a dynamic and competitive environment. We compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

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
HUMAN CAPITAL RESOURCES
Our nearly 400,000 employees, as of December 31, 2022, including more than 140,000 clinical professionals, are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, relationships, innovation and performance align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience, improve health outcomes and advance health equity. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission. Similar to other businesses, in 2022 we experienced moderately higher levels of employment attrition, but due to increased recruiting capacity, upgraded digital capabilities and continued investment in our workforce, we continue to be able to meet the needs of those we serve.
We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. Our approach is data-driven and leader led and uses enterprise and business scorecards to ensure our leaders are accountable for a consistent focus on hiring, developing, advancing and retaining diverse talent. We have embedded inclusion and diversity throughout our culture, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We strive to maintain a sustainable and diverse talent pipeline by building strong strategic partnerships and outreach through early career programs, internships and apprenticeships. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our diverse talent. To foster an engaged workforce and an inclusive culture, we invest in a broad array of learning and culture development programs. We rely on a shared leadership framework, which clearly and objectively defines our expectations, enables an environment where everyone has the opportunity to learn and grow, and helps us identify, develop and deploy talent to help achieve our mission.
We prioritize pay equity by regularly evaluating and reviewing our compensation practices by gender, ethnicity and race. Receiving on-going feedback from our team members is another way to strengthen and reinforce a culture of inclusion. Our Employee Experience Index measures an employee’s sense of commitment and belonging to our company and is a metric in the Stewardship section of our annual incentive plan. Our Sustainability Report, which can be accessed on our website at www.unitedhealthgroup.com, provides further information about our people and culture.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of February 24, 2023, including the business experience of each executive officer during the past five years:

Name	Age	Position
Andrew Witty	58	Chief Executive Officer
Dirk McMahon	63	President and Chief Operating Officer
John Rex	61	Executive Vice President and Chief Financial Officer
Rupert Bondy	61	Executive Vice President, Chief Legal Officer and Corporate Secretary
Erin McSweeney	58	Executive Vice President and Chief People Officer
Thomas Roos	50	Senior Vice President and Chief Accounting Officer
Brian Thompson	48	Chief Executive Officer of UnitedHealthcare
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification.
Andrew Witty has served as Chief Executive Officer and a member of the Board of Directors of UnitedHealth Group since February 2021. Previously, Andrew served as Chief Executive Officer of Optum from July 2018 to April 2021, President of UnitedHealth Group from November 2019 to February 2021 and as a UnitedHealth Group director from August 2017 to March 2018. Prior to joining UnitedHealth Group, he was Chief Executive Officer and a board member of GlaxoSmithKline, a global pharmaceutical company, from 2008 to 2017.
Dirk McMahon has served as President and Chief Operating Officer of UnitedHealth Group since February 2021. He previously served as Chief Executive Officer of UnitedHealthcare June 2019 to April 2021, President and Chief Operating Officer of Optum from April 2017 to June 2019 and Executive Vice President, Operations at UnitedHealth Group from November 2014 to April 2017. Dirk also served as Chief Executive Officer of Optum Rx from November 2011 to November 2014. Prior to 2011, he held various positions in UnitedHealthcare in operations, technology and finance.
John Rex has served as Executive Vice President and Chief Financial Officer of UnitedHealth Group since June 2016. From March 2012 to June 2016, he served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, John was a Managing Director at JP Morgan, a global financial services firm.
Rupert Bondy has served as Executive Vice President and Chief Legal Officer of UnitedHealth Group since March 2022 and additionally as Corporate Secretary since April 2022. Prior to joining UnitedHealth Group, Rupert served as Senior Vice President, General Counsel and Corporate Secretary at Reckitt Benckiser Group, a consumer goods group focused on hygiene, health and nutrition products, from January 2017 to February 2022. Prior to joining Reckitt Benckieser Group, he served as Group General Counsel of BP plc, an international energy company, and, among his prior positions, as Senior Vice President and General Counsel of GlaxoSmithKline, a global pharmaceutical company.
Erin McSweeney has served as Executive Vice President and Chief People Officer of UnitedHealth Group since March 2022. From February 2021 to March 2022, Erin served as chief of staff to UnitedHealth Group’s Office of the Chief Executive. From January 2017 to February 2021, she served as Executive Vice President and Chief Human Resources Officer at Optum. Prior to joining UnitedHealth Group, Erin was Executive Vice President and Chief Human Resources Officer for EMC Corporation, an international technology company.
Tom Roos has served as Senior Vice President and Chief Accounting Officer of UnitedHealth Group since August 2015. Prior to joining UnitedHealth Group, Tom was a Partner at Deloitte & Touche LLP, an independent registered public accounting firm.
Brian Thompson has served as Chief Executive Officer of UnitedHealthcare since April 2021. Prior to this role, he served as Chief Executive Officer of UnitedHealthcare's government programs including Medicare & Retirement and Community & State from July 2019 to April 2021; as Chief Executive Officer of Medicare & Retirement from April 2017 to July 2019; and as Chief Financial Officer of UnitedHealthcare’s Employer & Individual and Medicare & Retirement businesses from August 2010 to April 2017.

Additional Information
Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.
You can access our website at www.unitedhealthgroup.com to learn more about our company. We make periodic and current reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
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
The following discussion contains cautionary statements regarding our business, which investors and others should consider. We do not undertake to address in future filings or communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other SEC filings or public statements we make may turn out to be wrong. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining our future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions which are difficult to predict or quantify.
Risks Related to Our Business and Our Industry
If we fail to estimate, price for and manage our medical costs or set benefit designs in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for and effectively manage medical costs. Our Optum Health business also enters into fully accountable value-based arrangements with payers. Premium revenues from risk-based products comprise nearly 80% of our total consolidated revenues. If we fail to predict accurately, or effectively price for or manage, the costs of providing care under risk-based arrangements, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of competitive provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies and Medicaid contracts is typically based on a fixed monthly rate per individual or family served for a 12-month period and is generally priced one to six months before the contract commences. Our revenue on certain Medicare policies is based on bids submitted to CMS in June of the year before the contract year. Our premium revenue on fully accountable value-based care products at Optum Health is typically based on a fixed monthly rate per individual served. Although we base the commercial, Medicaid and value-based premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, costs to deliver care, large-scale medical emergencies, the potential effects of climate change, pandemics, the introduction of new or costly drugs, treatments and technology, new treatment guidelines, newly mandated benefits or other regulatory changes and insured population characteristics. For Optum Health’s fully accountable value-based care, our inability to provide higher-quality outcomes and better experiences at lower costs or our inability to integrate our care delivery models could impact our results of operations, financial positions and cash flows. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results.
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
Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences.
The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences.
We periodically consolidate, integrate, upgrade and expand our information systems’ capabilities as a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems’ capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
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
If we or third parties we rely on sustain cyber-attacks or other privacy or data security incidents resulting in security breaches disrupting our operations or resulting in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. We have programs in place to detect, contain and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, we may be unable to anticipate these techniques, detect breaches for long periods of time or implement adequate preventive measures. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions or cause system shutdowns, negatively affecting our operations. They also may be able to develop and deploy viruses, worms and other malicious software programs attacking our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems which could unexpectedly compromise information security. Our facilities and services may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; financial fraud schemes; misplaced or lost data; human error; malicious social engineering; or other events which could negatively affect our systems, our customers’ data, proprietary or confidential information relating to our business or third parties, or our operations. Moreover, there has been an increase in new financial fraud schemes and ransomware attacks on large companies, whereby cybercriminals install malicious software preventing users or the enterprise from accessing computer files, systems or networks and demand payment of a ransom for return of access. In addition, there may be a heightened vulnerability due to the lack of physical supervision and on-site infrastructure for remote workforce operations. In certain circumstances we may rely on third-party vendors to process, store and transmit large amounts of data for our business whose operations are subject to similar risks.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. We have business continuation and resiliency plans which are maintained, updated and tested regularly in an effort to ensure successful containment and remediation of potential disruptions or cyber events. In the event that our remediation efforts may not be successful, it could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us or our customers or other third parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses face significant competition in all of the geographic markets in which we operate. In particular geographies or product segments, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; lower profit margin or financial return expectations; or other factors which give such competitors a competitive advantage. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, both among our competitors and suppliers. Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability.
In addition, our success in the health care marketplace depends on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services, which are useful and relevant to health care payers, consumers and our customers, we may not remain competitive and risk losing market share to existing competitors and disruptive new market entrants. For example, new direct-to-consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits and health care usage. We may face challenges from new technologies and market entrants which could affect our existing relationship with health plan enrollees in these areas. Any failure by us to continue to develop innovative care models, including accelerating the transition of care to value-based models achieving higher quality outcomes and better experiences at lower costs and expanding access to virtual and in-home care, could result in competitive disadvantages and loss of market share. Additionally, our competitive position could be adversely affected by a failure to develop satisfactory data and analytics capabilities or provide services focused on these capabilities to our clients. Our business, results of operations, financial position and cash flows also could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services demonstrating value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products. The expected resumption of Medicaid redeterminations may also impact our ability to maintain market share if we are unable to retain or add new consumers to other benefit offerings.

If we fail to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers, our business could be materially and adversely affected.
We depend substantially on our continued ability to contract with health care payers (as a service provider to those payers), as well as physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and other service providers at competitive prices. If we fail to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, it could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes, which may be costly, divert management’s attention from our operations and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies which could diminish our bargaining power. In addition, Accountable Care Organizations (ACOs); physician group management services organizations (which aggregate physician practices for administrative efficiency); and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
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
Some providers that render services to our members do not have contracts with us. In some instances, those providers may dispute the payment for these services and may institute litigation or arbitration.
The success of some of our businesses, including Optum Health and UnitedHealthcare Employer & Individual’s international operations, depends on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians who practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.
Further, physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and certain health care providers are customers of our Optum businesses. Physicians also provide medical services at facilities owned by our Optum businesses. Given the importance of health care providers and other constituents to our businesses, failure to maintain satisfactory relationships with them could materially and adversely affect our results of operations, financial position and cash flows.

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
Legal actions to which we are a party have included or in the future could include matters related to health care benefits coverage and payment of claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), antitrust claims (including as a result of changes in the enforcement of antitrust laws), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. In addition, certain of our pharmacy services operations are subject to clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. We operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others.
We are largely self-insured with regard to litigation risks, including claims of medical malpractice against our affiliated physicians and us. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible the level of actual losses will significantly exceed the liabilities recorded. Additionally, physicians and other healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice and general professional liabilities. Even in states that have imposed caps on damages for such actions, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. These actions involve significant defense costs and could result in substantial monetary damages or damage to our reputation.
We cannot predict the outcome of significant legal actions in which we are involved. We incur expenses to resolve these matters and current and future legal actions could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. Moreover, certain legal actions could result in adverse publicity which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.
If we fail to successfully manage our strategic alliances, to complete, manage or integrate acquisitions and other significant strategic transactions or relationships domestically or outside the United States it could materially and adversely affect our business, prospects, results of operations, financial position and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, governmental actions, such as actions by the FTC or DOJ, may affect our ability to complete our merger and acquisition transactions, which could adversely affect our future growth. If we fail to identify and successfully complete transactions to meet our strategic objectives, we may be required to expend resources to develop products and technology internally, be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.
Successful acquisitions are also dependent on effectively integrating the acquired business into our existing operations, including our internal control environment and culture, or otherwise leveraging its operations which may present challenges different from those presented by organic growth and may be difficult for us to manage. In addition, even with appropriate diligence, pre-acquisition practices of an acquired business may expose us to legal challenges and investigations. For example, in January 2021, an indictment for alleged violations of antitrust laws was issued by the DOJ against our subsidiary, Surgical Care Affiliates (SCA), based on conduct alleged to have begun more than five years prior to our acquisition of SCA. We are vigorously defending this lawsuit, but if SCA is found liable, we may be subject to criminal fines or reputational harm. If we cannot successfully integrate our acquired businesses and realize contemplated revenue growth opportunities, cost savings and other synergies, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
As we expand and operate our business outside of the United States, we are presented with challenges differing from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management attention and other resources to the acquired businesses before we realize anticipated synergies or other benefits from those businesses. These challenges vary widely by country and, outside of the United States, may include political instability, government intervention, discriminatory regulation and currency exchange controls or other restrictions, which could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate, or converting local currencies we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
Foreign currency exchange rates and fluctuations may have an impact on our shareholders’ equity from period to period, which could adversely affect our debt to debt-plus-equity ratio, and our future revenues, costs and cash flows from international operations. Any measures we may implement to reduce the effect of volatile currencies may be costly or ineffective.
We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have and could have an adverse effect on our business, results of operations, financial condition and financial performance.
Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our clients and customers. Additionally, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, our clinical and non-clinical workforce could be impacted resulting in reduced capacity to handle demand for care or otherwise impact our business operations. For example, COVID-19 has materially impacted our results of operations in previous periods. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enaction of emergency powers in response to public health crises could disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
Our sales performance will suffer if we do not adequately attract, retain and provide support to a network of independent producers and consultants.
Our products and services are sold in part through nonexclusive producers and consultants and we compete for their services and allegiance. Our sales could be materially and adversely affected if we are unable to attract, retain and support independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels. Our relationships with producers could be materially and adversely impacted by changes in our business practices and the nature of our relationships to address these pressures, including potential reductions in commission levels.
Unfavorable economic conditions could materially and adversely affect our revenues and our results of operations.
Unfavorable economic conditions may impact demand for certain of our products and services. Unfavorable economic conditions also have caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in people served and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
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

A prolonged unfavorable economic environment could also adversely impact the financial position of hospitals and other care providers which could materially and adversely affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could adversely impact the customers of our Optum businesses, including health plans, hospitals, care providers, employers and others which could, in turn, materially and adversely affect Optum’s financial results.
Our failure to attract, develop, retain, and manage the succession of key employees and executives could adversely affect our business, results of operations and future performance.
We are dependent on our ability to attract, develop and retain qualified employees and executives, including those with diverse backgrounds, experiences and skills, to operate and expand our business. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is extremely competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. Adverse changes to our corporate culture, which seeks to foster integrity, compassion, relationships, innovation and performance, could harm our business operations and our ability to retain key employees and executives. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee that the services of our key employees and executives will continue to be available to us.
Our investment portfolio may suffer losses which could adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the vast majority of the fair value of our investments as of December 31, 2022. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments which could adversely affect our profitability and equity.
Our investments may not produce total positive returns and we may sell investments at prices which are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial or market conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it should become necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2022, our goodwill and other intangible assets had a carrying value of $108 billion, representing 44% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings.
If we are not able to protect our proprietary rights to our databases, software and related products, our ability to market our knowledge and information-related businesses could be hindered and our results of operations, financial position and cash flows could be materially and adversely affected.
We rely on our agreements with customers, confidentiality agreements with employees and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services which could materially and adversely affect our results of operations, financial position and cash flows.

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
Risks Related to the Regulation of Our Business
Our business activities in the United States and other countries are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including regulations and licensure requirements related to PPOs, MCOs, UR and TPAs. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies which write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk they would be required to pay a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Certain of our businesses provide products or services to government agencies. For example, some of our Optum and UnitedHealthcare businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of our contracts with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies which might be viewed as an actual or potential conflict of interest. These laws may limit our ability to pursue and perform certain types of engagements, thereby materially and adversely affecting our results of operations, financial position and cash flows.
Certain of our Optum businesses are also subject to regulations distinct from those faced by our insurance and HMO subsidiaries, some of which could impact our relationships with physicians, hospitals and customers. These regulations include state telemedicine regulations; debt collection laws; banking regulations; distributor and producer licensing requirements; state corporate practice of medicine doctrines; fee-splitting rules; and health care facility licensure and certificate of need requirements. These risks and uncertainties may materially and adversely affect our ability to market or provide our products and services, or to achieve targeted operating margins, or may increase the regulatory burdens under which we operate.
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent change. For example, legislative, administrative and public policy changes to the ACA have been and likely will continue to be considered, and we cannot predict if the ACA will be further modified. Litigation challenges have been brought seeking to invalidate the ACA in whole or in part and future litigation challenges are possible. Further, the integration of entities we acquire into our businesses may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules which did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
We also must obtain and maintain regulatory approvals to market many of our products and services, increase prices for certain regulated products and services and complete certain acquisitions and dispositions or integrate certain acquisitions. For example, premium rates for our health insurance and managed care products are subject to regulatory review or approval in many states and by the federal government. Additionally, we must submit data on proposed rate increases to HHS on many of our products for monitoring purposes. Geographic and product expansions of our businesses may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.

We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations. Non-U.S. regulatory regimes, which vary by jurisdiction, encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers). For example, our UnitedHealthcare Employer & Individual international business subjects us to Brazilian laws and regulations affecting hospitals, managed care and insurance industries and to regulation by Brazilian regulators, including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, while our Banmédica business is subject to Chilean, Colombian and Peruvian laws, regulations and regulators applicable to hospitals and private insurance. Any international regulator may take an approach to the interpretation, implementation and enforcement of industry regulations which could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
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
Under the Medicaid managed care program, state Medicaid agencies solicit bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members who were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. If any of these assumptions is materially incorrect, either as a result of unforeseen changes to the programs on which we bid, implementation of material program or policy changes after our bid submission, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.

Many of the government health care coverage programs we participate in are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system providing various quality bonus payments to Medicare Advantage plans meeting certain quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management, handling of appeals and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits our plans can offer, which could materially and adversely affect the marketability of our plans, number of people we serve, and our results of operations, financial position and cash flows. Any changes in standards or care delivery models applying to government health care programs, including Medicare and Medicaid, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
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
We have been involved, and in the future may become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims by private litigants or whistleblowers who, among other allegations, may claim we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which have resulted in, and in the future could result in, adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our pharmacy care services businesses face regulatory and operational risks and uncertainties which may differ from the risks of our other businesses.
We provide pharmacy care services through our Optum Rx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Further, various governmental agencies have conducted and continue to conduct investigations and studies into certain PBM practices, which have resulted and may result in PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could materially and adversely impact the PBM business model. As a provider of pharmacy benefit management services, Optum Rx is also subject to an increasing number of licensure, registration and other laws and accreditation standards. Optum Rx conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and Boards of Pharmacy.
We could face potential claims in connection with purported errors by our home delivery, specialty or compounding or clinic-based pharmacies or the provision of home infusion services, claims related to the inherent risks in the packaging and distribution of pharmaceuticals and other health care products. Disruptions from any of our home delivery, specialty pharmacy or home infusion services could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans subject to ERISA. A private party or the DOL, which is the agency that enforces ERISA, could assert the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where those businesses are not contractually obligated to assume fiduciary obligations. If a court were to determine such fiduciary obligations apply, we could be subject to claims for breaches of fiduciary obligations or claims we entered into certain prohibited transactions.
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
Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the European Union, Brazil, Chile, India and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers. For example, the European Union’s General Data Protection Regulation (GDPR) imposes more stringent European Union data protection requirements on us or our customers, and prescribes greater penalties for noncompliance. Brazilian privacy legislation, similar in certain respects to GDPR, took effect in September 2020.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease real properties to support our business operations in the United States and other countries. Our reportable segments use these facilities for their respective business purposes, and we believe the current facilities are suitable for their respective uses and are adequate for our anticipated future needs.
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
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2023, there were 10,260 holders of record of our common stock.
DIVIDEND POLICY
In June 2022, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share, which the Company had paid since June 2021. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2022

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
October 31, 2022	0.7	$519.51	0.7	32.3
November 30, 2022	0.6	533.81	0.6	31.7
December 31, 2022	0.6	533.56	0.6	31.1
Total	1.9	$528.87	1.9
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

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 Index for the five-year period ended December 31, 2022. The comparisons assume the investment of $100 on December 31, 2017 in our common stock and in each index, and dividends were reinvested when paid.

	12/17	12/18	12/19	12/20	12/21	12/22
UnitedHealth Group	$100.00	$114.52	$137.41	$166.55	$241.85	$258.65
S&P Health Care Index	100.00	106.47	128.64	145.93	184.07	180.47
Dow Jones US Industrial Average	100.00	96.52	120.98	132.75	160.55	149.53
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
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
Discussions of year-over-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2021.
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
Business Trends
Our businesses participate in the United States, South America and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises 18% of gross domestic product (GDP). We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties.”
In Medicaid, we believe the payment rate environment creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs; care activity; and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care.
Medicaid Redeterminations. In December 2022, Congress passed the 2023 Omnibus Appropriations bill that allows states to resume Medicaid redeterminations beginning in April 2023. Redeterminations will result in a decline in people served through our Medicaid business and an expected increase in people served through our commercial and exchange-based offerings as we endeavor to ensure that people have continued access to benefits.
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality and patient experience, improve the health of populations and reduce costs. We are working to accelerate this vision through the innovation and integration of our care delivery models including in clinic, in-home, behavioral and virtual care, and by using our data and analytics to provide clinicians with the necessary information in order to provide the best possible care in the most cost efficient setting. We continue to see a greater number of people enrolled in fully accountable value-based plans rewarding high-quality, affordable care and fostering collaboration.
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
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below industry forward medical trend. For example, the February 2023 Advance Notice for 2024 rates would result in an industry base rate decrease, well short of what is an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, proposed substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, would result in reduced funding and benefits for people, especially those with some of the greatest health and social challenges.

As a result of ongoing Medicare funding pressures, there are adjustments we can make to partially offset these rate pressures and reductions for a particular period. For example, we can seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust member benefits and implement or increase the member premiums supplementing the monthly payments we receive from the government. Additionally, we decide annually on a county-by-county basis where we will offer Medicare Advantage plans.
SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2022 year-over-year operating comparisons to 2021.
•Consolidated revenues increased by 13%, UnitedHealthcare revenues increased 12% and Optum revenues grew 17%.
•UnitedHealthcare served nearly 1.1 million more people, led by growth in community-based and senior offerings.
•Earnings from operations increased by 19%, including an increase of 20% at UnitedHealthcare and 17% at Optum.
•Diluted earnings per common share increased 17% to $21.18.
•Cash flows from operations were $26.2 billion.
•Return on equity was 27.2%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
Revenues:
Premiums	$257,157	$226,233	$201,478	$30,924	14%
Products	37,424	34,437	34,145	2,987	9
Services	27,551	24,603	20,016	2,948	12
Investment and other income	2,030	2,324	1,502	(294)	(13)
Total revenues	324,162	287,597	257,141	36,565	13
Operating costs:
Medical costs	210,842	186,911	159,396	23,931	13
Operating costs	47,782	42,579	41,704	5,203	12
Cost of products sold	33,703	31,034	30,745	2,669	9
Depreciation and amortization	3,400	3,103	2,891	297	10
Total operating costs	295,727	263,627	234,736	32,100	12
Earnings from operations	28,435	23,970	22,405	4,465	19
Interest expense	(2,092)	(1,660)	(1,663)	(432)	26
Earnings before income taxes	26,343	22,310	20,742	4,033	18
Provision for income taxes	(5,704)	(4,578)	(4,973)	(1,126)	25
Net earnings	20,639	17,732	15,769	2,907	16
Earnings attributable to noncontrolling interests	(519)	(447)	(366)	(72)	16
Net earnings attributable to UnitedHealth Group common shareholders	$20,120	$17,285	$15,403	$2,835	16%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$21.18	$18.08	$16.03	$3.10	17%
Medical care ratio (a)	82.0%	82.6%	79.1%	(0.6)%
Operating cost ratio	14.7	14.8	16.2	(0.1)
Operating margin	8.8	8.3	8.7	0.5
Tax rate	21.7	20.5	24.0	1.2
Net earnings margin (b)	6.2	6.0	6.0	0.2
Return on equity (c)	27.2%	25.2%	24.9%	2.0%
________
(a)Medical care ratio (MCR) is calculated as medical costs divided by premium revenue.
(b)Net earnings margin attributable to UnitedHealth Group common shareholders.
(c)Return on equity is calculated as net earnings attributable to UnitedHealth Group common shareholders divided by average shareholders’ equity. Average shareholders’ equity is calculated using the shareholders’ equity balance at the end of the preceding year and the shareholders’ equity balances at the end of each of the four quarters of the year presented.
2022 RESULTS OF OPERATIONS COMPARED TO 2021 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage and Medicaid, pricing trends and growth across the Optum businesses.
Medical Costs and MCR
Medical costs increased due to growth in people served. The MCR decreased due to COVID-19 effects, partially offset by decreased prior years favorable development and business mix.
Operating Cost Ratio
The operating cost ratio decreased primarily due to productivity gains, partially offset by investments and business mix.

Reportable Segments
See Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data ” for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including individuals served by UnitedHealthcare by major market segment and funding arrangement, people served by Optum Health and adjusted scripts for Optum Rx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, including the level and scope of services provided to people and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2022	2021	2020	2022 vs. 2021
Revenues
UnitedHealthcare	$249,741	$222,899	$200,875	$26,842	12%
Optum Health	71,174	54,065	39,808	17,109	32
Optum Insight	14,581	12,199	10,802	2,382	20
Optum Rx	99,773	91,314	87,498	8,459	9
Optum eliminations	(2,760)	(2,013)	(1,800)	(747)	37
Optum	182,768	155,565	136,308	27,203	17
Eliminations	(108,347)	(90,867)	(80,042)	(17,480)	19
Consolidated revenues	$324,162	$287,597	$257,141	$36,565	13%
Earnings from operations
UnitedHealthcare	$14,379	$11,975	$12,359	$2,404	20%
Optum Health	6,032	4,462	3,434	1,570	35
Optum Insight	3,588	3,398	2,725	190	6
Optum Rx	4,436	4,135	3,887	301	7
Optum	14,056	11,995	10,046	2,061	17
Consolidated earnings from operations	$28,435	$23,970	$22,405	$4,465	19%
Operating margin
UnitedHealthcare	5.8%	5.4%	6.2%	0.4%
Optum Health	8.5	8.3	8.6	0.2
Optum Insight	24.6	27.9	25.2	(3.3)
Optum Rx	4.4	4.5	4.4	(0.1)
Optum	7.7	7.7	7.4	—
Consolidated operating margin	8.8%	8.3%	8.7%	0.5%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2022	2021	2020	2022 vs. 2021
UnitedHealthcare Employer & Individual - Domestic	$63,599	$60,023	$55,872	$3,576	6%
UnitedHealthcare Employer & Individual - Global (a)	8,668	8,345	7,752	323	4
UnitedHealthcare Employer & Individual - Total (a)	72,267	68,368	63,624	3,899	6
UnitedHealthcare Medicare & Retirement	113,671	100,552	90,764	13,119	13
UnitedHealthcare Community & State	63,803	53,979	46,487	9,824	18
Total UnitedHealthcare revenues	$249,741	$222,899	$200,875	$26,842	12%
(a) On January 1, 2022, we realigned our operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual.

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021
Commercial - domestic:
Risk-based	8,045	7,985	7,910	60	1%
Fee-based	18,640	18,595	18,310	45	—
Total commercial - domestic	26,685	26,580	26,220	105	—
Medicare Advantage	7,105	6,490	5,710	615	9
Medicaid	8,170	7,655	6,620	515	7
Medicare Supplement (Standardized)	4,375	4,395	4,460	(20)	—
Total community and senior	19,650	18,540	16,790	1,110	6
Total UnitedHealthcare - domestic medical	46,335	45,120	43,010	1,215	3
Commercial - global	5,360	5,510	5,425	(150)	(3)
Total UnitedHealthcare - medical	51,695	50,630	48,435	1,065	2%
Supplemental Data:
Medicare Part D stand-alone	3,295	3,700	4,045	(405)	(11)%
Medicare Advantage increased due to growth in people served through individual and group Medicare Advantage plans. The increase in people served through Medicaid was primarily driven by states continuing to ease redetermination requirements and growth in people served through Dual Special Needs Plans.
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage and Medicaid. Earnings from operations increased due to growth in people served and COVID-19 effects, partially offset by decreased prior years favorable development.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements and business combinations. Earnings from operations increased due to organic growth in the number of people served under value-based care arrangements, cost management initiatives, asset dispositions and COVID-19 effects. Optum Health served approximately 102 million people as of December 31, 2022 compared to 100 million people as of December 31, 2021.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in technology and managed services, with managed services revenue growth driven by business combinations and new health system partnerships.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served, increased utilization and organic growth in pharmacy care services, including community health, specialty and home delivery pharmacies. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 1,438 million and 1,368 million adjusted scripts in 2022 and 2021, respectively.

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
Our U.S. regulated subsidiaries paid their parent companies dividends of $8.8 billion and $8.0 billion in 2022 and 2021, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021
Sources of cash:
Cash provided by operating activities	$26,206	$22,343	$22,174	$3,863
Issuances of long-term debt and short-term borrowings, net of repayments	12,536	2,481	2,586	10,055
Proceeds from common share issuances	1,253	1,355	1,440	(102)
Customer funds administered	5,548	622	1,677	4,926
Cash received for dispositions	3,414	15	221	3,399
Total sources of cash	48,957	26,816	28,098
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(21,458)	(4,821)	(7,139)	(16,637)
Cash dividends paid	(5,991)	(5,280)	(4,584)	(711)
Common share repurchases	(7,000)	(5,000)	(4,250)	(2,000)
Purchases of property, equipment and capitalized software	(2,802)	(2,454)	(2,051)	(348)
Purchases of investments, net of sales and maturities	(6,837)	(1,843)	(2,836)	(4,994)
Purchases of redeemable noncontrolling interests	(176)	(1,338)	—	1,162
Other	(2,737)	(1,564)	(1,186)	(1,173)
Total uses of cash	(47,001)	(22,300)	(22,046)
Effect of exchange rate changes on cash and cash equivalents	34	(62)	(116)	96
Net increase in cash and cash equivalents	$1,990	$4,454	$5,936	$(2,464)
2022 Cash Flows Compared to 2021 Cash Flows
Increased cash flows provided by operating activities were primarily driven by changes in working capital accounts and increased net earnings. Other significant changes in sources or uses of cash year-over-year included increased net issuances of long-term debt, customer funds administered, primarily driven by Medicare Part D timing and increased HSA deposits, cash received for dispositions and decreased purchases of redeemable noncontrolling interests, partially offset by increased cash paid for acquisitions, net purchases of investments and common stock repurchases.

Financial Condition
As of December 31, 2022, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $69.4 billion included $23.4 billion of cash and cash equivalents (of which $1.3 billion was available for general corporate use), $42.3 billion of debt securities and $3.7 billion of equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of December 31, 2022. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
•Purchase and other obligations. These include $5.6 billion, $2.9 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2022.
•Other liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2022, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
•Redeemable noncontrolling interests. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail. We do not have any material expected redemptions in the next twelve months.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2022, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 38%.
Long-Term Debt. Periodically, we access capital markets to issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our debt, see Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Credit Ratings. Our credit ratings as of December 31, 2022 were as follows:

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
Share Repurchase Program. As of December 31, 2022, we had Board of Directors’ authorization to purchase up to 31 million shares of our common stock. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2022, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Pending Acquisitions. As of December 31, 2022, we have entered into agreements to acquire companies in the health care sector, most notably, LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $9 billion. We completed the acquisition of LHC Group, Inc. on February 22, 2023.
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
Medical Costs Payable
Medical costs and medical costs payable include estimates of our obligations for medical care services rendered on behalf of consumers, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to medical care services are known and settled within 90 days from the date of service.
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2022, 2021 and 2020 included favorable medical cost development related to prior years of $410 million, $1.7 billion and $880 million, respectively.
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
Completion Factors. A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period adjudicated by us at the date of estimation. Completion factors are the most significant factors we use in developing our medical costs payable estimates for periods prior to the most recent two months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim levels and processing cycles, as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions), actual care activity incurred (which can be influenced by pandemics or seasonal illnesses, such as influenza), or our claim processing patterns are different than estimated, our reserve estimates may be significantly impacted.

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2022:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$765
(0.50)	508
(0.25)	254
0.25	(252)
0.50	(503)
0.75	(753)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators. These factors include but are not limited to pharmacy utilization trends, inpatient hospital authorization data and seasonal and other incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as GDP growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized; mix of benefits offered, including the impact of co-pays and deductibles; changes in medical practices; and catastrophes, epidemics and pandemics.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2022:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$985
2	656
1	328
(1)	(328)
(2)	(656)
(3)	(985)
The completion factors and medical costs PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2022; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2022 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2022 net earnings would have increased or decreased by approximately $215 million.
For more detail related to our medical cost estimates, see Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

We estimate the fair values of our reporting units using a discounted cash flow method which includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. For each reporting unit, comparative market multiples are used to corroborate the results of our discounted cash flow test.
Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates and cash flow projections to analyze the potential for a material impact. As of October 1, 2022, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts which may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations of investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2022, there were no significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2022, we had $31 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2022, $16 billion of our financial liabilities, which include debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2022, $38 billion of our investments were fixed-rate debt securities and $43 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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

The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2022 and 2021 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2022
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$629	$327	$(3,390)	$(7,365)
1	314	164	(1,746)	(4,002)
(1)	(314)	(135)	1,838	4,808
(2)	(629)	(266)	3,746	10,641
	December 31, 2021
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$499	$133	$(3,080)	$(8,664)
1	250	67	(1,564)	(4,723)
(1)	(85)	(7)	1,398	5,655
(2)	(85)	(7)	1,857	10,892
Note: The impact of hypothetical changes in interest rates may not reflect the full 100 or 200 basis point change on interest income and interest expense or on the fair value of financial assets and liabilities as the rates are assumed to not fall below zero.
We have an exposure to changes in the value of foreign currencies, primarily the Brazilian real and the Chilean peso, to the U.S. dollar in translation of UnitedHealthcare Employer & Individual’s international business operating results at the average exchange rate over the accounting period, and assets and liabilities at the exchange rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2022, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $560 million and $1.2 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2022, we had $3.7 billion of investments in equity securities, primarily consisting of investments in employee savings plan related investments, other venture investments and non-U.S. dollar fixed-income funds. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Incurred but not Reported (IBNR) Claim Liability - Refer to Notes 2 and 7 to the financial statements.
Critical Audit Matter Description
Medical costs payable includes estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, for which claims have either not yet been received or processed. These estimates are referred to as incurred but not reported (IBNR) claim liabilities. At December 31, 2022, the Company’s IBNR balance was $20 billion. The Company develops IBNR estimates using an actuarial model that requires management to exercise certain judgments in developing its estimates. Judgments made by management include medical cost per member per month trend factors and completion factors, which include assumptions over the time from date of service to claim receipt, the impact of actual care activity, and processing cycles.
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
◦Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2022 with dates of service in 2021 or prior.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2023
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$23,365	$21,375
Short-term investments	4,546	2,532
Accounts receivable, net of allowances of $877 and $954	17,681	14,216
Other current receivables, net of allowances of $1,433 and $993	12,769	13,866
Assets under management	4,087	4,449
Prepaid expenses and other current assets	6,621	5,320
Total current assets	69,069	61,758
Long-term investments	43,728	43,114
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $6,930 and $5,992	10,128	8,969
Goodwill	93,352	75,795
Other intangible assets, net of accumulated amortization of $6,137 and $5,636	14,401	10,044
Other assets	15,027	12,526
Total assets	$245,705	$212,206
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$29,056	$24,483
Accounts payable and accrued liabilities	27,715	24,643
Short-term borrowings and current maturities of long-term debt	3,110	3,620
Unearned revenues	3,075	2,571
Other current liabilities	26,281	22,975
Total current liabilities	89,237	78,292
Long-term debt, less current maturities	54,513	42,383
Deferred income taxes	2,769	3,265
Other liabilities	12,839	11,787
Total liabilities	159,358	135,727
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	4,897	1,434
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 934 and 941 issued and outstanding	9	10
Retained earnings	86,156	77,134
Accumulated other comprehensive loss	(8,393)	(5,384)
Nonredeemable noncontrolling interests	3,678	3,285
Total equity	81,450	75,045
Total liabilities, redeemable noncontrolling interests and equity	$245,705	$212,206
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenues:
Premiums	$257,157	$226,233	$201,478
Products	37,424	34,437	34,145
Services	27,551	24,603	20,016
Investment and other income	2,030	2,324	1,502
Total revenues	324,162	287,597	257,141
Operating costs:
Medical costs	210,842	186,911	159,396
Operating costs	47,782	42,579	41,704
Cost of products sold	33,703	31,034	30,745
Depreciation and amortization	3,400	3,103	2,891
Total operating costs	295,727	263,627	234,736
Earnings from operations	28,435	23,970	22,405
Interest expense	(2,092)	(1,660)	(1,663)
Earnings before income taxes	26,343	22,310	20,742
Provision for income taxes	(5,704)	(4,578)	(4,973)
Net earnings	20,639	17,732	15,769
Earnings attributable to noncontrolling interests	(519)	(447)	(366)
Net earnings attributable to UnitedHealth Group common shareholders	$20,120	$17,285	$15,403
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$21.47	$18.33	$16.23
Diluted	$21.18	$18.08	$16.03
Basic weighted-average number of common shares outstanding	937	943	949
Dilutive effect of common share equivalents	13	13	12
Diluted weighted-average number of common shares outstanding	950	956	961
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	3	1	8
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net earnings	$20,639	$17,732	$15,769
Other comprehensive loss:
Gross unrealized (losses) gains on investment securities during the period	(4,292)	(1,028)	1,058
Income tax effect	984	248	(253)
Total unrealized (losses) gains, net of tax	(3,308)	(780)	805
Gross reclassification adjustment for net realized losses (gains) included in net earnings	139	(173)	(75)
Income tax effect	(32)	40	17
Total reclassification adjustment, net of tax	107	(133)	(58)
Total foreign currency translation gains (losses)	192	(657)	(983)
Other comprehensive loss	(3,009)	(1,570)	(236)
Comprehensive income	17,630	16,162	15,533
Comprehensive income attributable to noncontrolling interests	(519)	(447)	(366)
Comprehensive income attributable to UnitedHealth Group common shareholders	$17,111	$15,715	$15,167
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2020	948	$9	$7	$61,178	$589	$(4,167)	$2,820	$60,436
Adjustment to adopt ASU 2016-13				(28)				(28)
Net earnings				15,403			254	15,657
Other comprehensive income (loss)					747	(983)		(236)
Issuances of common stock, and related tax effects	12	1	1,119					1,120
Share-based compensation			647					647
Common share repurchases	(14)	—	(1,576)	(2,674)				(4,250)
Cash dividends paid on common shares ($4.83 per share)				(4,584)				(4,584)
Redeemable noncontrolling interests fair value and other adjustments			(197)					(197)
Acquisition and other adjustments of nonredeemable noncontrolling interests							40	40
Distributions to nonredeemable noncontrolling interests							(277)	(277)
Balance at December 31, 2020	946	10	—	69,295	1,336	(5,150)	2,837	68,328
Net earnings				17,285			360	17,645
Other comprehensive loss					(913)	(657)		(1,570)
Issuances of common stock, and related tax effects	8	—	1,100					1,100
Share-based compensation			729					729
Common share repurchases	(13)	—	(940)	(4,060)				(5,000)
Cash dividends paid on common shares ($5.60 per share)				(5,280)				(5,280)
Redeemable noncontrolling interests fair value and other adjustments			(889)	(106)				(995)
Acquisition and other adjustments of nonredeemable noncontrolling interests							407	407
Distributions to nonredeemable noncontrolling interests							(319)	(319)
Balance at December 31, 2021	941	10	—	77,134	423	(5,807)	3,285	75,045
Net earnings				20,120			406	20,526
Other comprehensive (loss) gains					(3,201)	192		(3,009)
Issuances of common stock, and related tax effects	7	—	903					903
Share-based compensation			875					875
Common share repurchases	(14)	(1)	(1,892)	(5,107)				(7,000)
Cash dividends paid on common shares ($6.40 per share)				(5,991)				(5,991)
Redeemable noncontrolling interests fair value and other adjustments			114					114
Acquisition and other adjustments of nonredeemable noncontrolling interests							374	374
Distributions to nonredeemable noncontrolling interests							(387)	(387)
Balance at December 31, 2022	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating activities
Net earnings	$20,639	$17,732	$15,769
Noncash items:
Depreciation and amortization	3,400	3,103	2,891
Deferred income taxes	(673)	130	(8)
Share-based compensation	925	800	679
Other, net	(331)	(944)	(52)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,523)	(1,000)	(688)
Other assets	(1,374)	(1,031)	(2,195)
Medical costs payable	4,053	2,701	152
Accounts payable and other liabilities	1,964	1,162	5,348
Unearned revenues	126	(310)	278
Cash flows from operating activities	26,206	22,343	22,174
Investing activities
Purchases of investments	(18,825)	(17,139)	(16,577)
Sales of investments	5,907	7,045	6,489
Maturities of investments	6,081	8,251	7,252
Cash paid for acquisitions, net of cash assumed	(21,458)	(4,821)	(7,139)
Purchases of property, equipment and capitalized software	(2,802)	(2,454)	(2,051)
Cash received from dispositions	3,414	15	221
Other, net	(793)	(1,269)	(727)
Cash flows used for investing activities	(28,476)	(10,372)	(12,532)
Financing activities
Common share repurchases	(7,000)	(5,000)	(4,250)
Cash dividends paid	(5,991)	(5,280)	(4,584)
Proceeds from common stock issuances	1,253	1,355	1,440
Repayments of long-term debt	(3,015)	(3,150)	(3,150)
Proceeds from (repayments of) short-term borrowings, net	732	(1,302)	872
Proceeds from issuance of long-term debt	14,819	6,933	4,864
Customer funds administered	5,548	622	1,677
Purchases of redeemable noncontrolling interests	(176)	(1,338)	—
Other, net	(1,944)	(295)	(459)
Cash flows from (used for) financing activities	4,226	(7,455)	(3,590)
Effect of exchange rate changes on cash and cash equivalents	34	(62)	(116)
Increase in cash and cash equivalents	1,990	4,454	5,936
Cash and cash equivalents, beginning of period	21,375	16,921	10,985
Cash and cash equivalents, end of period	$23,365	$21,375	$16,921

Supplemental cash flow disclosures
Cash paid for interest	$1,945	$1,653	$1,704
Cash paid for income taxes	5,222	3,966	4,935
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
Revenues
Premiums
Premium revenues are primarily derived from risk-based arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs.
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
Premium revenues are recognized based on the estimated premiums earned, net of projected rebates, because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues for certain value-based arrangements at its Optum Health care delivery businesses. Under these value-based arrangements, the Company enters into agreements with health plans to stand ready to deliver, integrate, direct and control certain health care services for patients. In exchange, the Company receives a premium that is typically paid on a per-patient per-month basis. The Company considers these value-based arrangements to represent a single performance obligation where premium revenues are recognized in the period in which health care services are made available.
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

Products and Services
For the Company’s Optum Rx pharmacy care services business, the majority of revenues are derived from products sold through a contracted network of retail pharmacies or home delivery, specialty and community health pharmacies. Product revenues include the cost of pharmaceuticals (net of rebates), a negotiated dispensing fee and customer co-payments. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Product revenues are recognized when the prescriptions are dispensed. The Company has entered into contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless of whether the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members and accordingly, product revenues are reported on a gross basis.
Services revenue includes a number of services and products sold through Optum. Optum Health’s service revenues include net patient service revenues recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, Optum Health charges fees and earns investment income on managed funds. Optum Insight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. Optum Insight revenues are generally recognized over time and measured each period based on the progress to date as services are performed or made available to customers.
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
As of December 31, 2022 and 2021, accounts receivables related to products and services were $7.1 billion and $5.4 billion, respectively. In 2022 and 2021, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2022 or 2021.
For the years ended December 31, 2022, 2021 and 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $12.5 billion, of which approximately half is expected to be recognized in the next three years.
See Note 14 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2022.
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
Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services rendered on behalf of consumers, but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (IBNR), which includes estimates for claims which have not been received or fully processed, using an actuarial process consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, care activity and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and unaffiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2022 and 2021, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $8.2 billion and $7.2 billion, respectively.
As of December 31, 2022 and 2021, the Company’s Medicare Part D receivables amounted to $1.3 billion and $3.4 billion, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include pharmaceutical drug and supplies inventory of $3.5 billion and $2.9 billion as of December 31, 2022 and 2021, respectively.
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
There was no impairment of goodwill during the years ended December 31, 2022, 2021 and 2020.

Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the years ended December 31, 2022, 2021 and 2020.
Other Current Liabilities
Other current liabilities include health savings account deposits ($13.5 billion and $11.4 billion as of December 31, 2022 and 2021, respectively), accruals for premium rebates payable, the RSF associated with the AARP Program, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside of the Company’s control are classified as temporary equity. These interests primarily relate to put options on unowned shares, which are typically redeemable at fair value after a certain time period. The Company accretes changes in the redemption value to the earliest redemption date utilizing the interest method. If all interests were currently redeemable, the difference between the carrying value and the estimated redemption value is not material. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Redeemable noncontrolling interests, beginning of period	$1,434	$2,211
Net earnings	113	87
Acquisitions	3,108	28
Redemptions	(176)	(1,338)
Distributions	(82)	(255)
Fair value and other adjustments	500	701
Redeemable noncontrolling interests, end of period	$4,897	$1,434

Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably, primarily over four years, and compensation expense related to restricted shares is based on the share price on the date of grant. Stock options vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options is based on the fair value at the date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 90% of the market price of the Company’s common stock at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
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

3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,093	$1	$(285)	$3,809
State and municipal obligations	7,702	25	(479)	7,248
Corporate obligations	23,675	17	(1,798)	21,894
U.S. agency mortgage-backed securities	7,379	15	(808)	6,586
Non-U.S. agency mortgage-backed securities	3,077	1	(294)	2,784
Total debt securities - available-for-sale	45,926	59	(3,664)	42,321
Debt securities - held-to-maturity:
U.S. government and agency obligations	578	—	(14)	564
State and municipal obligations	29	—	(3)	26
Corporate obligations	89	—	—	89
Total debt securities - held-to-maturity	696	—	(17)	679
Total debt securities	$46,622	$59	$(3,681)	$43,000
December 31, 2021
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,206	$23	$(31)	$3,198
State and municipal obligations	6,829	297	(20)	7,106
Corporate obligations	20,947	372	(145)	21,174
U.S. agency mortgage-backed securities	5,868	88	(55)	5,901
Non-U.S. agency mortgage-backed securities	2,819	42	(23)	2,838
Total debt securities - available-for-sale	39,669	822	(274)	40,217
Debt securities - held-to-maturity:
U.S. government and agency obligations	511	2	(2)	511
State and municipal obligations	30	2	—	32
Corporate obligations	100	—	—	100
Total debt securities - held-to-maturity	641	4	(2)	643
Total debt securities	$40,310	$826	$(276)	$40,860
Nearly all of the Company’s investments in mortgage-backed securities were rated “Triple A” as of December 31, 2022.
The Company held $3.7 billion and $3.5 billion of equity securities as of December 31, 2022 and 2021, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.5 billion and $1.3 billion of equity method investments in operating businesses in the health care sector, as of December 31, 2022 and 2021, respectively. The allowance for credit losses on held-to-maturity securities as of December 31, 2022 and 2021 was not material.

The amortized cost and fair value of debt securities as of December 31, 2022, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,713	$4,682	$374	$369
Due after one year through five years	13,135	12,404	265	256
Due after five years through ten years	12,210	10,897	37	36
Due after ten years	5,412	4,968	20	18
U.S. agency mortgage-backed securities	7,379	6,586	—	—
Non-U.S. agency mortgage-backed securities	3,077	2,784	—	—
Total debt securities	$45,926	$42,321	$696	$679
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
U.S. government and agency obligations	$2,007	$(96)	$1,290	$(189)	$3,297	$(285)
State and municipal obligations	4,630	(288)	1,178	(191)	5,808	(479)
Corporate obligations	13,003	(893)	6,637	(905)	19,640	(1,798)
U.S. agency mortgage-backed securities	3,561	(345)	2,239	(463)	5,800	(808)
Non-U.S. agency mortgage-backed securities	1,698	(128)	976	(166)	2,674	(294)
Total debt securities - available-for-sale	$24,899	$(1,750)	$12,320	$(1,914)	$37,219	$(3,664)
December 31, 2021
U.S. government and agency obligations	$1,976	$(18)	$249	$(13)	$2,225	$(31)
State and municipal obligations	1,386	(19)	31	(1)	1,417	(20)
Corporate obligations	9,357	(130)	376	(15)	9,733	(145)
U.S. agency mortgage-backed securities	3,078	(52)	116	(3)	3,194	(55)
Non-U.S. agency mortgage-backed securities	1,321	(18)	114	(5)	1,435	(23)
Total debt securities - available-for-sale	$17,118	$(237)	$886	$(37)	$18,004	$(274)
The Company’s unrealized losses from all securities as of December 31, 2022 were generated from approximately 35,000 positions out of a total of 41,000 positions. The Company believes it will collect the timely principal and interest due on its debt securities having an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of December 31, 2022, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities as of December 31, 2022 and 2021 was not material.
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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2022 or 2021.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. For the years ended December 31, 2022 and 2021, the Company recognized $211 million and $840 million, respectively, of unrealized gains in investment and other income related to fair value adjustments on equity securities primarily in our venture portfolio, based upon transaction of the same or similar security. There were no other significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2022 or 2021.
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
Debt and Equity Securities. Fair values of debt securities and equity securities reported at fair value on a recurring basis are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs currently observable in the markets for similar securities. Inputs often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and nonbinding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by a secondary pricing source, such as its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment to the prices obtained from the pricing service.
Fair values of debt securities which do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2.
Fair value estimates for Level 1 and Level 2 equity securities reported at fair value on a recurring basis are based on quoted market prices for actively traded equity securities and/or other market data for the same or comparable instruments and transactions in establishing the prices.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2022
Cash and cash equivalents	$23,202	$163	$—	$23,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,505	304	—	3,809
State and municipal obligations	—	7,248	—	7,248
Corporate obligations	7	21,695	192	21,894
U.S. agency mortgage-backed securities	—	6,586	—	6,586
Non-U.S. agency mortgage-backed securities	—	2,784	—	2,784
Total debt securities - available-for-sale	3,512	38,617	192	42,321
Equity securities	2,043	35	70	2,148
Assets under management	1,788	2,203	96	4,087
Total assets at fair value	$30,545	$41,018	$358	$71,921
Percentage of total assets at fair value	42%	57%	1%	100%
December 31, 2021
Cash and cash equivalents	$21,359	$16	$—	$21,375
Debt securities - available-for-sale:
U.S. government and agency obligations	3,017	181	—	3,198
State and municipal obligations	—	7,106	—	7,106
Corporate obligations	40	20,916	218	21,174
U.S. agency mortgage-backed securities	—	5,901	—	5,901
Non-U.S. agency mortgage-backed securities	—	2,838	—	2,838
Total debt securities - available-for-sale	3,057	36,942	218	40,217
Equity securities	2,090	23	64	2,177
Assets under management	1,972	2,376	101	4,449
Total assets at fair value	$28,478	$39,357	$383	$68,218
Percentage of total assets at fair value	42%	57%	1%	100%
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2022
Debt securities - held-to-maturity	$577	$102	$—	$679	$696
Long-term debt and other financing obligations	$—	$53,626	$—	$53,626	$56,823
December 31, 2021
Debt securities - held-to-maturity	$534	$102	$7	$643	$641
Long-term debt and other financing obligations	$—	$52,583	$—	$52,583	$46,003
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2022	December 31, 2021
Land and improvements	$697	$502
Buildings and improvements	5,519	4,882
Computer equipment	2,093	1,851
Furniture and fixtures	2,113	2,014
Less accumulated depreciation	(4,499)	(3,857)
Property and equipment, net	5,923	5,392
Capitalized software	6,636	5,712
Less accumulated amortization	(2,431)	(2,135)
Capitalized software, net	4,205	3,577
Total property, equipment and capitalized software, net	$10,128	$8,969
 Depreciation expense for property and equipment was $1.1 billion for the year ended December 31, 2022, and $1.0 billion for both years ended December 31, 2021 and 2020. Amortization expense for capitalized software for the years ended December 31, 2022, 2021 and 2020 was $1.0 billion, $0.9 billion and $0.8 billion, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Consolidated
Balance at January 1, 2021	$27,785	$19,844	$8,173	$15,535	$71,337
Acquisitions	60	4,648	96	—	4,804
Foreign currency effects and other adjustments, net	(456)	(268)	350	28	(346)
Balance at December 31, 2021	27,389	24,224	8,619	15,563	75,795
Acquisitions	19	5,158	8,623	3,910	17,710
Foreign currency effects and other adjustments, net	(13)	(144)	2	2	(153)
Balance at December 31, 2022	$27,395	$29,238	$17,244	$19,475	$93,352
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2022			December 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$16,303	$(5,179)	$11,124	$13,011	$(4,697)	$8,314
Trademarks and technology	2,398	(704)	1,694	1,630	(739)	891
Trademarks and other indefinite-lived	661	—	661	617	—	617
Other	1,176	(254)	922	422	(200)	222
Total	$20,538	$(6,137)	$14,401	$15,680	$(5,636)	$10,044

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2022		2021
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$3,927	15 years	$484	9 years
Trademarks and technology	1,058	6 years	147	5 years
Other	776	13 years	29	11 years
Total acquired finite-lived intangible assets	$5,761	13 years	$660	8 years
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2023	$1,562
2024	1,478
2025	1,360
2026	1,206
2027	1,154
Amortization expense relating to intangible assets for the years ended December 31, 2022, 2021 and 2020 was $1.3 billion, $1.2 billion and $1.1 billion, respectively.
7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2022	2021	2020
Medical costs payable, beginning of period	$24,483	$21,872	$21,690
Acquisitions	308	88	316
Reported medical costs:
Current year	211,252	188,631	160,276
Prior years	(410)	(1,720)	(880)
Total reported medical costs	210,842	186,911	159,396
Medical payments:
Payments for current year	(184,049)	(165,524)	(139,974)
Payments for prior years	(22,528)	(18,864)	(19,556)
Total medical payments	(206,577)	(184,388)	(159,530)
Medical costs payable, end of period	$29,056	$24,483	$21,872
For the year ended December 31, 2022, prior year’s medical cost reserve development included no individual factors that were significant. For the years ended December 31, 2021 and 2020, prior years’ medical cost reserve development was primarily driven by lower than expected care activity. Additionally, prior years’ medical cost reserve development in the year ended December 31, 2021 was driven by care patterns disrupted by COVID-19.
Medical costs payable included IBNR of $20.0 billion and $17.1 billion at December 31, 2022 and 2021, respectively. Substantially all of the IBNR balance as of December 31, 2022 relates to the current year.

The following is information about incurred and paid medical cost development as of December 31, 2022:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2021	2022
2021	$188,631	$188,407
2022		211,252
Total		$399,659

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2021	2022
2021	$(165,524)	$(186,944)
2022		(184,049)
Total		(370,993)
Net remaining outstanding liabilities prior to 2021		390
Total medical costs payable		$29,056

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	Carrying Value As of December 31,
(in millions, except percentages)	2022	2021
Commercial paper	$800	$—
$1,100 million 2.875% notes due March 2022	—	1,097
$1,000 million 3.350% notes due July 2022	—	999
$900 million 2.375% notes due October 2022	—	899
$15 million 0.000% notes due November 2022	—	14
$625 million 2.750% notes due February 2023	622	632
$750 million 2.875% notes due March 2023	746	768
$750 million 3.500% notes due June 2023	750	749
$750 million 3.500% notes due February 2024	749	748
$1,000 million 0.550% notes due May 2024	998	996
$750 million 2.375% notes due August 2024	749	748
$500 million 5.000% notes due October 2024	499	—
$2,000 million 3.750% notes due July 2025	1,995	1,994
$750 million 5.150% notes due October 2025	747	—
$300 million 3.700% notes due December 2025	299	299
$500 million 1.250% notes due January 2026	498	497
$1,000 million 3.100% notes due March 2026	998	997
$1,000 million 1.150% notes due May 2026	893	972
$750 million 3.450% notes due January 2027	748	747
$625 million 3.375% notes due April 2027	622	621
$600 million 3.700% notes due May 2027	597	—
$950 million 2.950% notes due October 2027	943	942
$1,000 million 5.250% notes due February 2028	1,008	—
$1,150 million 3.850% notes due June 2028	1,145	1,144
$850 million 3.875% notes due December 2028	845	844
$900 million 4.000% notes due May 2029	849	—
$1,000 million 2.875% notes due August 2029	886	1,023
$1,250 million 5.300% notes due February 2030	1,269	—
$1,250 million 2.000% notes due May 2030	1,237	1,235
$1,500 million 2.300% notes due May 2031	1,256	1,482
$1,500 million 4.200% notes due May 2032	1,393	—
$2,000 million 5.350% notes due February 2033	2,037	—
$1,000 million 4.625% notes due July 2035	993	993
$850 million 5.800% notes due March 2036	840	839
$500 million 6.500% notes due June 2037	493	492
$650 million 6.625% notes due November 2037	642	642
$1,100 million 6.875% notes due February 2038	1,079	1,078
$1,250 million 3.500% notes due August 2039	1,242	1,242
$1,000 million 2.750% notes due May 2040	967	966
$300 million 5.700% notes due October 2040	296	296
$350 million 5.950% notes due February 2041	346	346
$1,500 million 3.050% notes due May 2041	1,483	1,483

	Carrying Value As of December 31,
(in millions, except percentages)	2022	2021
$600 million 4.625% notes due November 2041	590	589
$502 million 4.375% notes due March 2042	486	485
$625 million 3.950% notes due October 2042	609	608
$750 million 4.250% notes due March 2043	736	736
$2,000 million 4.750% notes due July 2045	1,975	1,974
$750 million 4.200% notes due January 2047	739	739
$725 million 4.250% notes due April 2047	718	718
$950 million 3.750% notes due October 2047	935	934
$1,350 million 4.250% notes due June 2048	1,331	1,330
$1,100 million 4.450% notes due December 2048	1,087	1,087
$1,250 million 3.700% notes due August 2049	1,236	1,236
$1,250 million 2.900% notes due May 2050	1,210	1,209
$2,000 million 3.250% notes due May 2051	1,971	1,970
$2,000 million 4.750% notes due May 2052	1,965	—
$2,000 million 5.875% notes due February 2053	1,968	—
$1,250 million 3.875% notes due August 2059	1,228	1,228
$1,000 million 3.125% notes due May 2060	966	965
$1,000 million 4.950% notes due May 2062	981	—
$1,500 million 6.050% notes due February 2063	1,466	—
Total short-term borrowings and long-term debt	$56,756	$44,632
The Company’s long-term debt obligations also included $0.9 billion and $1.4 billion of other financing obligations, of which $192 million and $611 million were current as of December 31, 2022 and 2021, respectively.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2023	$3,117
2024	3,136
2025	3,186
2026	2,636
2027	3,061
Thereafter	43,638
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has $6.0 billion five-year, $6.0 billion three-year and $6.0 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2027, December 2025 and December 2023, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2022, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on one-month term Secured Overnight Financing Rate (SOFR) plus a SOFR Adjustment of 10 basis points plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2022, annual interest rates would have ranged from 5.1% to 7.5%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2022.

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

(in millions)	2022	2021	2020
Current Provision:
Federal	$4,842	$3,451	$4,098
State and local	855	481	392
Foreign	680	516	491
Total current provision	6,377	4,448	4,981
Deferred (benefit) provision	(673)	130	(8)
Total provision for income taxes	$5,704	$4,578	$4,973
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2022		2021		2020
Tax provision at the U.S. federal statutory rate	$5,532	21.0%	$4,685	21.0%	$4,356	21.0%
State income taxes, net of federal benefit	621	2.4	419	1.9	315	1.5
Share-based awards - excess tax benefit	(110)	(0.4)	(100)	(0.4)	(130)	(0.6)
Non-deductible compensation	150	0.6	144	0.6	134	0.7
Health insurance tax	—	—	—	—	626	3.0
Foreign rate differential	(265)	(1.0)	(246)	(1.1)	(164)	(0.8)
Other, net	(224)	(0.9)	(324)	(1.5)	(164)	(0.8)
Provision for income taxes	$5,704	21.7%	$4,578	20.5%	$4,973	24.0%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2022	2021
Deferred income tax assets:
Accrued expenses and allowances	$707	$723
U.S. federal and state net operating loss carryforwards	540	287
Share-based compensation	154	117
Nondeductible liabilities	341	296
Non-U.S. tax loss carryforwards	631	435
Lease liability	972	1,284
Net unrealized losses on investments	829	—
Other-domestic	291	228
Other-non-U.S.	423	376
Subtotal	4,888	3,746
Less: valuation allowances	(291)	(198)
Total deferred income tax assets	4,597	3,548
Deferred income tax liabilities:
U.S. federal and state intangible assets	(3,520)	(2,658)
Non-U.S. goodwill and intangible assets	(550)	(512)
Capitalized software	(548)	(833)
Depreciation and amortization	(520)	(349)
Prepaid expenses	(275)	(256)
Outside basis in partnerships	(653)	(565)
Lease right-of-use asset	(958)	(1,267)
Net unrealized gains on investments	—	(125)
Other-non-U.S.	(342)	(248)
Total deferred income tax liabilities	(7,366)	(6,813)
Net deferred income tax liabilities	$(2,769)	$(3,265)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Gross federal net operating loss carryforwards of $490 million expire beginning in 2023 through 2037 and $611 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2023 through 2042, with some having an indefinite carryforward period. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2022, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning of period	$2,310	$1,829	$1,423
Gross increases:
Current year tax positions	586	538	416
Prior year tax positions	206	10	120
Gross decreases:
Prior year tax positions	(21)	(47)	(130)
Statute of limitations lapses	—	(20)	—
Gross unrecognized tax benefits, end of period	$3,081	$2,310	$1,829
The Company believes it is reasonably possible its liability for unrecognized tax benefits will decrease in the next twelve months by $260 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies net interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $64 million, $66 million and $52 million of net interest and penalties, respectively. The Company had $253 million and $194 million of accrued interest and penalties for uncertain tax positions as of December 31, 2022 and 2021, respectively. These amounts are not included in the reconciliation above. As of December 31, 2022, there were $1.7 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
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
For the year ended December 31, 2022, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.8 billion, including $7.4 billion of extraordinary dividends. For the year ended December 31, 2021, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.0 billion, including $4.7 billion of extraordinary dividends.
The Company's global financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $33.8 billion as of December 31, 2022. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's global financially regulated subsidiaries was approximately $15.4 billion as of December 31, 2022.
Optum Bank must meet minimum capital requirements of the FDIC under the capital adequacy rules to which it is subject. At December 31, 2022, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”

Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain restrictions. In June 2018, the Board of Directors renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock.
A summary of common share repurchases for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2022	2021
Common share repurchases, shares	14	13
Common share repurchases, average price per share	$501.67	$389.92
Common share repurchases, aggregate cost	$7,000	$5,000
Board authorized shares remaining	31	45
Dividends
In June 2022, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $6.60 compared to $5.80 per share, which the Company had paid since June 2021. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2022 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 22	$1.45	$1,363
June 28	1.65	1,545
September 20	1.65	1,542
December 13	1.65	1,541

11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2022, the Company had 59 million shares available for future grants of share-based awards under the 2020 Stock Incentive Plan. As of December 31, 2022, there were 18 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2022 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	25	$241
Granted	4	459
Exercised	(5)	215
Forfeited	(1)	356
Outstanding at end of period	23	281	5.8	$5,914
Exercisable at end of period	13	213	4.4	4,170
Vested and expected to vest, end of period	23	278	5.7	5,854

Restricted Shares
Restricted share activity for the year ended December 31, 2022 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4	$303
Granted	2	483
Vested	(2)	287
Nonvested at end of period	4	401
Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2022	2021	2020
Stock Options
Weighted-average grant date fair value of shares granted, per share	$116	$71	$54
Total intrinsic value of stock options exercised	1,419	1,519	1,736
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	483	352	303
Total fair value of restricted shares vested	$760	$560	$574
Employee Stock Purchase Plan
Number of shares purchased	1	1	1
Share-Based Compensation Items
Share-based compensation expense, before tax	$925	$800	$679
Share-based compensation expense, net of tax effects	836	719	619
Income tax benefit realized from share-based award exercises	207	173	208

(in millions, except years)	December 31, 2022
Unrecognized compensation expense related to share awards	$1,165
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.9% - 4.3%	0.7% - 1.2%	0.2% - 1.4%
Expected volatility	30.6% -30.8%	29.2% - 29.8%	22.2% - 29.5%
Expected dividend yield	1.2%	1.3% - 1.5%	1.4% - 1.7%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.7	4.8	5.1
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

Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2022, 2021 and 2020.
In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $1.6 billion and $1.8 billion as of December 31, 2022 and 2021, respectively.

12.    Commitments and Contingencies
Leases
Operating lease costs, including immaterial variable and short-term lease costs, were $1.3 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Cash payments made on the Company’s operating lease liabilities were $996 million, $921 million and $865 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2022, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.6 years and 3.4%, respectively.
As of December 31, 2022, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2023	$997
2024	858
2025	702
2026	578
2027	475
Thereafter	2,028
Total future minimum lease payments	5,638
Less imputed interest	(808)
Total	$4,830
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2022, 2021 or 2020.
Pending Acquisitions
As of December 31, 2022, the Company has entered into agreements to acquire companies in the health care sector, most notably, LHC Group, Inc. (NASDAQ: LHCG), subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $9 billion. The Company completed the acquisition of LHC Group, Inc. on February 22, 2023.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the IRS, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the FDIC, Consumer Financial Protection Bureau, the Defense Contract Audit Agency and other governmental authorities. Similarly, our international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
13.    Business Combinations
On October 3, 2022, the Company acquired all of the outstanding common shares of Change Healthcare Inc. (Change) and funded Change’s payoff of its outstanding debt and credit facility for a total of $13.9 billion in cash. The combination of the Company and Change will connect and simplify the core clinical, administrative and payment processes health care providers and payers depend on to serve patients. Change brings key technologies, connections and advanced clinical decision, administrative and financial support capabilities, enabling better workflow and transactional connectivity across the health care system.
Subsequent to closing and as planned, the Company sold Change’s claims editing business to an affiliate of investment funds of TPG Inc. for $2.2 billion in cash. The net assets and net liabilities associated with this sale were classified as held-for-sale at the time of acquisition. There was no gain or loss associated with this transaction.
During the year ended December 31, 2022, the Company completed several other business combinations for total consideration of $8.8 billion. The Company also sold other businesses for $1.2 billion of cash, with a carrying value of $600 million, and the difference reflected in the Consolidated Statement of Operations.

Acquired assets (liabilities) at acquisition date were:

(in millions)	Change	Other Acquisitions	Total
Cash and cash equivalents	$222	$523	$745
Accounts receivable and other current assets	925	696	1,621
Assets held-for-sale	2,310	—	2,310
Property, equipment and other long-term assets	254	1,882	2,136
Other intangible assets	4,050	1,764	5,814
Total identifiable assets acquired	7,761	4,865	12,626
Medical costs payable	—	(308)	(308)
Accounts payable and other current liabilities	(1,017)	(843)	(1,860)
Liabilities held-for-sale	(101)	—	(101)
Other long-term liabilities	(1,193)	(713)	(1,906)
Total identifiable liabilities acquired	(2,311)	(1,864)	(4,175)
Total net identifiable assets	5,450	3,001	8,451
Goodwill	8,496	9,214	17,710
Redeemable noncontrolling interests	—	(3,108)	(3,108)
Nonredeemable noncontrolling interests	—	(370)	(370)
Net assets acquired	$13,946	$8,737	$22,683
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired consisted of the following:

	Change		Other Acquisitions		Total
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$3,063	15 years	$864	13 years	$3,927	15 years
Trademarks and technology	977	6 years	81	4 years	1,058	6 years
Other	10	1 year	766	13 years	776	13 years
Total acquired finite-lived intangible assets	$4,050	13 years	$1,711	13 years	$5,761	13 years
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2022, acquired entities impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the years ended December 31, 2022 and 2021, as if the business combinations had occurred on January 1, 2021, were immaterial for both periods.

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
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:
•UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State. The U.S. businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology and consumer engagement infrastructure and other resources. Domestically, UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for employers and individuals. Globally, UnitedHealthcare Employer & Individual provides health and dental benefits and hospital and clinical services to employers and individuals in South America and other diversified global businesses. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs. UnitedHealthcare Community & State provides diversified health care benefits products and services to state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage.
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
•Optum Insight brings together advanced analytics, technology and health care expertise to deliver integrated services and solutions. Hospital systems, physicians, health plans, governments, life sciences companies and other organizations depend on Optum Insight to help them improve performance, achieve efficiency, reduce costs, meet compliance mandates and modernize their core operating systems to meet the changing needs of the health system.
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
The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy care products and services to UnitedHealthcare customers by Optum Rx; care delivery, care management services and certain product offerings sold to UnitedHealthcare by Optum Health; and health information and technology solutions, consulting and other services sold to UnitedHealthcare by Optum Insight. These transactions are recorded at management’s estimate of fair value. Transactions with affiliated customers are eliminated in consolidation. Assets and liabilities jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned so each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 38%, 36% and 36% for 2022, 2021 and 2020, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 97% of consolidated total revenues for 2022, 2021 and 2020. Long-lived fixed assets located in the United States represented approximately 81% and 78% of the total long-lived fixed assets as of December 31, 2022 and 2021, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Employer & Individual’s international businesses.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2022
Revenues - unaffiliated customers:
Premiums	$238,783	$18,374	$—	$—	$—	$18,374	$—	$257,157
Products	—	72	180	37,172	—	37,424	—	37,424
Services	10,035	10,917	4,996	1,603	—	17,516	—	27,551
Total revenues - unaffiliated customers	248,818	29,363	5,176	38,775	—	73,314	—	322,132
Total revenues - affiliated customers	—	40,883	9,288	60,936	(2,760)	108,347	(108,347)	—
Investment and other income	923	928	117	62	—	1,107	—	2,030
Total revenues	$249,741	$71,174	$14,581	$99,773	$(2,760)	$182,768	$(108,347)	$324,162
Earnings from operations	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$—	$28,435
Interest expense	—	—	—	—	—	—	(2,092)	(2,092)
Earnings before income taxes	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$(2,092)	$26,343
Total assets	$107,094	$68,950	$31,090	$47,476	$—	$147,516	$(8,905)	$245,705
Purchases of property, equipment and capitalized software	799	997	698	308	—	2,003	—	2,802
Depreciation and amortization	973	943	841	643	—	2,427	—	3,400
2021
Revenues - unaffiliated customers:
Premiums	$212,381	$13,852	$—	$—	$—	$13,852	$—	$226,233
Products	—	32	159	34,246	—	34,437	—	34,437
Services	9,661	9,894	3,936	1,112	—	14,942	—	24,603
Total revenues - unaffiliated customers	222,042	23,778	4,095	35,358	—	63,231	—	285,273
Total revenues - affiliated customers	—	29,234	7,867	55,779	(2,013)	90,867	(90,867)	—
Investment and other income	857	1,053	237	177	—	1,467	—	2,324
Total revenues	$222,899	$54,065	$12,199	$91,314	$(2,013)	$155,565	$(90,867)	$287,597
Earnings from operations	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$—	$23,970
Interest expense	—	—	—	—	—	—	(1,660)	(1,660)
Earnings before income taxes	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$(1,660)	$22,310
Total assets	$102,967	$60,474	$16,868	$40,181	$—	$117,523	$(8,284)	$212,206
Purchases of property, equipment and capitalized software	795	791	567	301	—	1,659	—	2,454
Depreciation and amortization	1,004	818	684	597	—	2,099	—	3,103
2020
Revenues - unaffiliated customers:
Premiums	$191,679	$9,799	$—	$—	$—	$9,799	$—	$201,478
Products	—	33	135	33,977	—	34,145	—	34,145
Services	8,464	6,815	3,687	1,050	—	11,552	—	20,016
Total revenues - unaffiliated customers	200,143	16,647	3,822	35,027	—	55,496	—	255,639
Total revenues - affiliated customers	—	22,481	6,941	52,420	(1,800)	80,042	(80,042)	—
Investment and other income	732	680	39	51	—	770	—	1,502
Total revenues	$200,875	$39,808	$10,802	$87,498	$(1,800)	$136,308	$(80,042)	$257,141
Earnings from operations	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$—	$22,405
Interest expense	—	—	—	—	—	—	(1,663)	(1,663)
Earnings before income taxes	$12,359	$3,434	$2,725	$3,887	$—	$10,046	$(1,663)	$20,742
Total assets	$98,229	$52,073	$15,425	$39,280	$—	$106,778	$(7,718)	$197,289
Purchases of property, equipment and capitalized software	687	715	461	188	—	1,364	—	2,051
Depreciation and amortization	920	703	670	598	—	1,971	—	2,891

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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2022
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2022. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 24, 2023

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 24, 2023, including their name and principal occupation or employment:

Timothy Flynn	F. William McNabb III
Retired Chair KPMG International	Former Chairman and Chief Executive Officer The Vanguard Group, Inc.

Paul Garcia	Valerie Montgomery Rice, M.D.
Retired Chair and Chief Executive Officer Global Payments Inc.	President and Chief Executive Officer Morehouse School of Medicine

Kristen Gil	John Noseworthy, M.D.
Vice President and Business Finance Officer Alphabet Inc.	Former Chief Executive Officer and President Mayo Clinic

Stephen Hemsley	Andrew Witty
Chair UnitedHealth Group	Chief Executive Officer UnitedHealth Group

Michele Hooper
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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance” and “Proposal 1-Election of Directors” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2022, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	23	$279	77	(3)
Equity compensation plans not approved by shareholders (2)	—		—
Total (2)	23	$279	77
(1)Consists of the UnitedHealth Group Incorporated 2020 Stock Incentive Plan, as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended.
(2)Excludes 459,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $358 and an average remaining term of approximately 4 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.
(3)Includes 18 million shares of common stock available for future issuance under the 1993 Employee Stock Purchase Plan as of December 31, 2022, and 59 million shares available under the 2020 Stock Incentive Plan as of December 31, 2022. Shares available under the 2020 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2022 and 2021.
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021, and 2020.
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.
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

4.5	Description of Common Stock (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)
*10.1	UnitedHealth Group 2020 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, SEC File Number 333-238854, filed on June 1, 2020)
*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version)
*10.3	Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version)

*10.4	Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version)
*10.5	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version)
*10.6	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version)
*10.7	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version)
*10.8
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.9
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.10
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.11
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.12
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.13
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.14
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2018 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018)

*10.15
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.16
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.17
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.18
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.19
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.21
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.22
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

*10.24
Second Amendment, dated as of November 5, 2015, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.25
UnitedHealth Group Executive Savings Plan (2021 Statement) (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2020)

*10.26	First Amendment of UnitedHealth Group Executive Savings Plan (2021 Statement)
*10.27	Second Amendment of UnitedHealth Group Executive Savings Plan (2021 Statement)
*10.28	Executive Long-Term Disability Program, dated as of January 1, 2021
*10.29	Summary of Non-Management Director Compensation, effective as of October 1, 2022
*10.30	UnitedHealth Group Directors’ Compensation Deferral Plan (2023 Statement)
*10.31	Avery Parent Holdings, Inc. 2020 Stock Option and Grant Plan
*10.32
Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.33
Amended and Restated HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.34
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.35
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.36
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.37
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.38
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.39	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.40	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.41
Amended and Restated Employment Agreement, effective as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.42
Amended and Restated Employment Agreement, dated February 3, 2021, between the Company and Andrew P Witty (incorporated by reference to Exhibit 5.02 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 8, 2021)

*10.43
Amended and Restated Employment Agreement, effective as of March 16, 2015, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.44 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.44
Amendment to Employment Agreement, effective as of May 31, 2017, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.45 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.45
Amendment to Employment Agreement, effective as of March 12, 2019, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.46 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.46
Amended and Restated Employment Agreement, effective as of February 12, 2018, between United HealthCare Services, Inc. and Brian R. Thompson (incorporated by reference to Exhibit 10.38 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.47	Employment Agreement, effective as of February 28, 2022, between United HealthCare Services, Inc. and Rupert M. Bondy

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and the Company’s internal control over financial reporting as of December 31, 2022, and have issued our reports thereon dated February 24, 2023; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2023

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$266	$2,167
Other current assets	753	503
Total current assets	1,019	2,670
Equity in net assets of subsidiaries	136,562	116,907
Long-term notes receivable from subsidiaries	6,201	5,680
Other assets	504	32
Total assets	$144,286	$125,289

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$835	$605
Current portion of notes payable to subsidiaries	8,699	8,105
Short-term borrowings and current maturities of long-term debt	2,918	3,009
Total current liabilities	12,452	11,719
Long-term debt, less current maturities	53,838	41,623
Other liabilities	224	187
Total liabilities	66,514	53,529
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 934 and 941 issued and outstanding	9	10
Retained earnings	86,156	77,134
Accumulated other comprehensive loss	(8,393)	(5,384)
Total UnitedHealth Group shareholders’ equity	77,772	71,760
Total liabilities and shareholders’ equity	$144,286	$125,289
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Investment and other income	$255	$494	$194
Total revenues	255	494	194
Operating costs:
Operating costs	121	40	27
Interest expense	2,110	1,583	1,594
Total operating costs	2,231	1,623	1,621
Loss before income taxes	(1,976)	(1,129)	(1,427)
Benefit for income taxes	429	231	300
Loss of parent company	(1,547)	(898)	(1,127)
Equity in undistributed income of subsidiaries	21,667	18,183	16,530
Net earnings	20,120	17,285	15,403
Other comprehensive loss	(3,009)	(1,570)	(236)
Comprehensive income	$17,111	$15,715	$15,167
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating activities
Cash flows from operating activities	$14,754	$11,439	$8,842
Investing activities
Issuances of notes to subsidiaries	(567)	(444)	(628)
Repayments of notes to subsidiaries	281	37	1,089
Cash paid for acquisitions	(20,728)	(4,953)	(7,706)
Return of capital to parent company	1,424	245	943
Capital contributions to subsidiaries	(570)	(747)	(43)
Cash received from dispositions	2,787	—	143
Cash flows used for investing activities	(17,373)	(5,862)	(6,202)
Financing activities
Common stock repurchases	(7,000)	(5,000)	(4,250)
Proceeds from common stock issuances	1,253	1,355	1,440
Cash dividends paid	(5,991)	(5,280)	(4,584)
Proceed from (repayments of) short-term borrowings, net	732	(1,302)	872
Proceeds from issuance of long-term debt	14,819	6,933	4,864
Repayments of long-term debt	(3,015)	(3,150)	(3,150)
Proceeds from notes from subsidiaries	594	3,223	2,818
Other, net	(674)	(447)	(438)
Cash flows from (used for) financing activities	718	(3,668)	(2,428)
(Decrease) increase in cash and cash equivalents	(1,901)	1,909	212
Cash and cash equivalents, beginning of period	2,167	258	46
Cash and cash equivalents, end of period	$266	$2,167	$258

Supplemental cash flow disclosures
Cash paid for interest	$1,969	$1,575	$1,633
Cash paid for income taxes	4,298	3,050	4,185
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
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $15.6 billion, $10.8 billion and $10.0 billion in 2022, 2021 and 2020, respectively. Additionally, $1.4 billion, $0.2 billion and $0.9 billion in cash were received as a return of capital to the parent company during 2022, 2021 and 2020, respectively.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $0.9 billion and $1.4 billion at December 31, 2022 and 2021.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2023	$2,925
2024	3,000
2025	3,050
2026	2,500
2027	2,925
Thereafter	43,502
UnitedHealth Group’s parent company had notes payable to subsidiaries of $8.7 billion and $8.1 billion as of December 31, 2022 and 2021, respectively, which included on-demand features.
4. Commitments and Contingencies
Certain regulated subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2022, 2021 or 2020.
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
Dated: February 24, 2023

UNITEDHEALTH GROUP INCORPORATED

By	/s/ ANDREW WITTY
Andrew Witty Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW WITTY	Director and Chief Executive Officer (principal executive officer)	February 24, 2023
Andrew Witty
/s/ JOHN REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2023
John Rex
/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2023
Thomas Roos
*	Director	February 24, 2023
Timothy Flynn
*	Director	February 24, 2023
Paul Garcia
*	Director	February 24, 2023
Kristen Gil
*	Director	February 24, 2023
Stephen Hemsley
*	Director	February 24, 2023
Michele Hooper
*	Director	February 24, 2023
F. William McNabb III
*	Director	February 24, 2023
Valerie Montgomery Rice, M.D.
*	Director	February 24, 2023
John Noseworthy, M.D.

*By	/s/ KUAI LEONG
Kuai Leong As Attorney-in-Fact