Form 10-Q
period 2023-03-31
UNITEDHEALTH GROUP INC
filed 2023-05-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 28, 2023, there were 931,032,030 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,913	$23,365
Short-term investments	4,584	4,546
Accounts receivable, net	22,414	17,681
Other current receivables, net	14,696	12,769
Assets under management	3,837	4,087
Prepaid expenses and other current assets	6,451	6,621
Total current assets	93,895	69,069
Long-term investments	46,884	43,728
Property, equipment and capitalized software, net	10,637	10,128
Goodwill	100,406	93,352
Other intangible assets, net	16,165	14,401
Other assets	15,692	15,027
Total assets	$283,679	$245,705
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$31,809	$29,056
Accounts payable and accrued liabilities	29,856	27,715
Short-term borrowings and current maturities of long-term debt	9,931	3,110
Unearned revenues	14,487	3,075
Other current liabilities	30,399	26,281
Total current liabilities	116,482	89,237
Long-term debt, less current maturities	60,657	54,513
Deferred income taxes	2,834	2,769
Other liabilities	13,084	12,839
Total liabilities	193,057	159,358
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	4,801	4,897
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 932 and 934 issued and outstanding	9	9
Retained earnings	88,852	86,156
Accumulated other comprehensive loss	(7,549)	(8,393)
Nonredeemable noncontrolling interests	4,509	3,678
Total equity	85,821	81,450
Total liabilities, redeemable noncontrolling interests and equity	$283,679	$245,705
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenues:
Premiums	$72,786	$64,070
Products	10,267	9,340
Services	8,080	6,372
Investment and other income	798	367
Total revenues	91,931	80,149
Operating costs:
Medical costs	59,845	52,523
Operating costs	13,625	11,401
Cost of products sold	9,405	8,487
Depreciation and amortization	970	788
Total operating costs	83,845	73,199
Earnings from operations	8,086	6,950
Interest expense	(754)	(433)
Earnings before income taxes	7,332	6,517
Provision for income taxes	(1,558)	(1,369)
Net earnings	5,774	5,148
Earnings attributable to noncontrolling interests	(163)	(121)
Net earnings attributable to UnitedHealth Group common shareholders	$5,611	$5,027
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.01	$5.34
Diluted	$5.95	$5.27
Basic weighted-average number of common shares outstanding	933	941
Dilutive effect of common share equivalents	10	13
Diluted weighted-average number of common shares outstanding	943	954
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	5	2
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net earnings	$5,774	$5,148
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	640	(2,023)
Income tax effect	(147)	465
Total unrealized gains (losses), net of tax	493	(1,558)
Gross reclassification adjustment for net realized losses (gains) included in net earnings	13	(3)
Income tax effect	(3)	1
Total reclassification adjustment, net of tax	10	(2)
Total foreign currency translation gains	341	918
Other comprehensive income (loss)	844	(642)
Comprehensive income	6,618	4,506
Comprehensive income attributable to noncontrolling interests	(163)	(121)
Comprehensive income attributable to UnitedHealth Group common shareholders	$6,455	$4,385
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				5,611			113	5,724
Other comprehensive income					503	341		844
Issuances of common stock, and related tax effects	2	—	350					350
Share-based compensation			366					366
Common share repurchases	(4)	—	(633)	(1,378)				(2,011)
Cash dividends paid on common shares ($1.65 per share)				(1,537)				(1,537)
Redeemable noncontrolling interests fair value and other adjustments			(83)					(83)
Acquisition and other adjustments of nonredeemable noncontrolling interests							819	819
Distribution to nonredeemable noncontrolling interests							(101)	(101)
Balance at March 31, 2023	932	$9	$—	$88,852	$(2,275)	$(5,274)	$4,509	$85,821

Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				5,027			88	5,115
Other comprehensive (loss) income					(1,560)	918		(642)
Issuances of common stock, and related tax effects	3	—	333					333
Share-based compensation			282					282
Common share repurchases	(5)	—	(484)	(2,016)				(2,500)
Cash dividends paid on common shares ($1.45 per share)				(1,363)				(1,363)
Redeemable noncontrolling interests fair value and other adjustments			(131)					(131)
Acquisition and other adjustments of nonredeemable noncontrolling interests							91	91
Distribution to nonredeemable noncontrolling interests							(102)	(102)
Balance at March 31, 2022	939	$10	$—	$78,782	$(1,137)	$(4,889)	$3,362	$76,128
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities
Net earnings	$5,774	$5,148
Noncash items:
Depreciation and amortization	970	788
Deferred income taxes	(332)	161
Share-based compensation	362	299
Other, net	69	17
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(4,306)	(4,521)
Other assets	(1,875)	(1,089)
Medical costs payable	2,467	3,849
Accounts payable and other liabilities	1,796	589
Unearned revenues	11,402	78
Cash flows from operating activities	16,327	5,319
Investing activities
Purchases of investments	(4,894)	(4,982)
Sales of investments	456	1,591
Maturities of investments	2,119	1,759
Cash paid for acquisitions, net of cash assumed	(7,826)	(1,231)
Purchases of property, equipment and capitalized software	(760)	(555)
Other, net	(115)	(255)
Cash flows used for investing activities	(11,020)	(3,673)
Financing activities
Common share repurchases	(2,000)	(2,500)
Cash dividends paid	(1,537)	(1,363)
Proceeds from common stock issuances	344	551
Repayments of long-term debt	(1,375)	(1,100)
Proceeds from short-term borrowings, net	7,349	3,148
Proceeds from issuance of long-term debt	6,401	—
Customer funds administered	5,012	5,120
Other, net	(1,004)	(1,552)
Cash flows from financing activities	13,190	2,304
Effect of exchange rate changes on cash and cash equivalents	51	157
Increase in cash and cash equivalents	18,548	4,107
Cash and cash equivalents, beginning of period	23,365	21,375
Cash and cash equivalents, end of period	$41,913	$25,482
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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC (2022 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenues - Products and Services
As of March 31, 2023 and December 31, 2022, accounts receivable related to products and services were $8.1 billion and $7.1 billion, respectively. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracting having an original expected duration of one year or less, contracts where revenue recognized as invoiced and contracts with variable consideration related undelivered performance obligations, was $12.3 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,760	$5	$(236)	$4,529
State and municipal obligations	8,055	65	(365)	7,755
Corporate obligations	24,149	59	(1,525)	22,683
U.S. agency mortgage-backed securities	8,213	35	(708)	7,540
Non-U.S. agency mortgage-backed securities	3,156	1	(283)	2,874
Total debt securities - available-for-sale	48,333	165	(3,117)	45,381
Debt securities - held-to-maturity:
U.S. government and agency obligations	594	—	(10)	584
State and municipal obligations	28	—	(3)	25
Corporate obligations	60	—	—	60
Total debt securities - held-to-maturity	682	—	(13)	669
Total debt securities	$49,015	$165	$(3,130)	$46,050
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,093	$1	$(285)	$3,809
State and municipal obligations	7,702	25	(479)	7,248
Corporate obligations	23,675	17	(1,798)	21,894
U.S. agency mortgage-backed securities	7,379	15	(808)	6,586
Non-U.S. agency mortgage-backed securities	3,077	1	(294)	2,784
Total debt securities - available-for-sale	45,926	59	(3,664)	42,321
Debt securities - held-to-maturity:
U.S. government and agency obligations	578	—	(14)	564
State and municipal obligations	29	—	(3)	26
Corporate obligations	89	—	—	89
Total debt securities - held-to-maturity	696	—	(17)	679
Total debt securities	$46,622	$59	$(3,681)	$43,000
The Company held $3.9 billion and $3.7 billion of equity securities as of March 31, 2023 and December 31, 2022, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.5 billion of equity method investments in operating businesses in the health care sector as of March 31, 2023 and December 31, 2022. The allowance for credit losses on held-to-maturity securities at March 31, 2023 and December 31, 2022 was not material.

The amortized cost and fair value of debt securities as of March 31, 2023, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,722	$4,691	$377	$376
Due after one year through five years	14,356	13,708	261	254
Due after five years through ten years	12,240	11,217	24	22
Due after ten years	5,646	5,351	20	17
U.S. agency mortgage-backed securities	8,213	7,540	—	—
Non-U.S. agency mortgage-backed securities	3,156	2,874	—	—
Total debt securities	$48,333	$45,381	$682	$669
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,279	$(12)	$1,825	$(224)	$3,104	$(236)
State and municipal obligations	1,898	(30)	3,110	(335)	5,008	(365)
Corporate obligations	6,337	(178)	12,443	(1,347)	18,780	(1,525)
U.S. agency mortgage-backed securities	1,589	(55)	4,274	(653)	5,863	(708)
Non-U.S. agency mortgage-backed securities	783	(26)	1,989	(257)	2,772	(283)
Total debt securities - available-for-sale	$11,886	$(301)	$23,641	$(2,816)	$35,527	$(3,117)
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,007	$(96)	$1,290	$(189)	$3,297	$(285)
State and municipal obligations	4,630	(288)	1,178	(191)	5,808	(479)
Corporate obligations	13,003	(893)	6,637	(905)	19,640	(1,798)
U.S. agency mortgage-backed securities	3,561	(345)	2,239	(463)	5,800	(808)
Non-U.S. agency mortgage-backed securities	1,698	(128)	976	(166)	2,674	(294)
Total debt securities - available-for-sale	$24,899	$(1,750)	$12,320	$(1,914)	$37,219	$(3,664)
The Company’s unrealized losses from debt securities as of March 31, 2023 were generated from approximately 32,000 positions out of a total of 42,000 positions. The Company believes that it will collect the timely principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers noting no significant credit deterioration since purchase. As of March 31, 2023, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2023 and December 31, 2022 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2023
Cash and cash equivalents	$41,851	$62	$—	$41,913
Debt securities - available-for-sale:
U.S. government and agency obligations	4,122	407	—	4,529
State and municipal obligations	—	7,755	—	7,755
Corporate obligations	16	22,486	181	22,683
U.S. agency mortgage-backed securities	—	7,540	—	7,540
Non-U.S. agency mortgage-backed securities	—	2,874	—	2,874
Total debt securities - available-for-sale	4,138	41,062	181	45,381
Equity securities	2,128	35	70	2,233
Assets under management	1,491	2,245	101	3,837
Total assets at fair value	$49,608	$43,404	$352	$93,364
Percentage of total assets at fair value	53%	46%	1%	100%
December 31, 2022
Cash and cash equivalents	$23,202	$163	$—	$23,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,505	304	—	3,809
State and municipal obligations	—	7,248	—	7,248
Corporate obligations	7	21,695	192	21,894
U.S. agency mortgage-backed securities	—	6,586	—	6,586
Non-U.S. agency mortgage-backed securities	—	2,784	—	2,784
Total debt securities - available-for-sale	3,512	38,617	192	42,321
Equity securities	2,043	35	70	2,148
Assets under management	1,788	2,203	96	4,087
Total assets at fair value	$30,545	$41,018	$358	$71,921
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2023 or 2022.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2023
Debt securities - held-to-maturity	$595	$74	$—	$669	$682
Long-term debt and other financing obligations	$—	$60,307	$—	$60,307	$62,360
December 31, 2022
Debt securities - held-to-maturity	$577	$102	$—	$679	$696
Long-term debt and other financing obligations	$—	$53,626	$—	$53,626	$56,823
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2023 or 2022.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2023	2022
Medical costs payable, beginning of period	$29,056	$24,483
Acquisitions	1	8
Reported medical costs:
Current year	60,315	52,813
Prior years	(470)	(290)
Total reported medical costs	59,845	52,523
Medical payments:
Payments for current year	(35,087)	(29,589)
Payments for prior years	(22,006)	(18,749)
Total medical payments	(57,093)	(48,338)
Medical costs payable, end of period	$31,809	$28,676
For the three months ended March 31, 2023 and 2022, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $21.7 billion and $20.0 billion at March 31, 2023 and December 31, 2022, respectively.

5.    Short-Term Borrowings and Long-Term Debt
In March 2023, the Company issued $6.5 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.250% notes due January 2029	$1,250
4.500% notes due April 2033	1,500
5.050% notes due April 2053	2,000
5.200% notes due April 2063	1,750
As of March 31, 2023, the Company had $8.2 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.2%.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K.
6.    Commitments and Contingencies
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

7.    Business Combinations
During the three months ended March 31, 2023, the Company completed several business combinations for total consideration of $8.0 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$142
Accounts receivable and other current assets	530
Property, equipment and other long-term assets	659
Other intangible assets	2,141
Total identifiable assets acquired	3,472
Medical costs payable	(1)
Accounts payable and other current liabilities	(467)
Other long-term liabilities	(698)
Total identifiable liabilities acquired	(1,166)
Total net identifiable assets	2,306
Goodwill	6,646
Redeemable noncontrolling interests	(130)
Nonredeemable noncontrolling interests	(819)
Net assets acquired	$8,003
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Acquired finite-lived intangible assets:
Customer-related	$234	13 years
Trademarks and technology	220	5 years
Other	10	11 years
Total acquired finite-lived intangible assets	464	9 years
Total acquired indefinite-lived intangible assets - operating licenses and certificates	1,677
Total acquired intangible assets	$2,141
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through March 31, 2023, acquired entities impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the three months ended March 31, 2023 and 2022, as if the business combinations had occurred on January 1, 2022, were immaterial for both periods.

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K. Total assets at Optum Health increased to $80.4 billion as of March 31, 2023 compared to $69.0 billion as of December 31, 2022, primarily due to goodwill from business combinations of $5.9 billion.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenues - unaffiliated customers:
Premiums	$67,458	$5,328	$—	$—	$—	$5,328	$—	$72,786
Products	—	44	40	10,183	—	10,267	—	10,267
Services	2,555	3,089	1,926	510	—	5,525	—	8,080
Total revenues - unaffiliated customers	70,013	8,461	1,966	10,693	—	21,120	—	91,133
Total revenues - affiliated customers	—	14,266	2,510	16,679	(859)	32,596	(32,596)	—
Investment and other income	455	277	20	46	—	343	—	798
Total revenues	$70,468	$23,004	$4,496	$27,418	$(859)	$54,059	$(32,596)	$91,931
Earnings from operations	$4,343	$1,776	$907	$1,060	$—	$3,743	$—	$8,086
Interest expense	—	—	—	—	—	—	(754)	(754)
Earnings before income taxes	$4,343	$1,776	$907	$1,060	$—	$3,743	$(754)	$7,332
Three Months Ended March 31, 2022
Revenues - unaffiliated customers:
Premiums	$59,937	$4,133	$—	$—	$—	$4,133	$—	$64,070
Products	—	6	40	9,294	—	9,340	—	9,340
Services	2,515	2,558	974	325	—	3,857	—	6,372
Total revenues - unaffiliated customers	62,452	6,697	1,014	9,619	—	17,330	—	79,782
Total revenues - affiliated customers	—	9,829	2,138	14,291	(553)	25,705	(25,705)	—
Investment and other income	143	156	67	1	—	224	—	367
Total revenues	$62,595	$16,682	$3,219	$23,911	$(553)	$43,259	$(25,705)	$80,149
Earnings from operations	$3,798	$1,366	$847	$939	$—	$3,152	$—	$6,950
Interest expense	—	—	—	—	—	—	(433)	(433)
Earnings before income taxes	$3,798	$1,366	$847	$939	$—	$3,152	$(433)	$6,517

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2022 10-K, including the Consolidated Financial Statements and Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2022 10-K and in the discussion below.
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two distinct, yet complementary business platforms — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations we are privileged to serve.
We have four reportable segments:
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State.
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K and additional information on our segments can be found in this Item 2 and in Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Government programs in the community and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and lower cost trends.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.

Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below industry forward medical trend. For example, the Final Notice for 2024 rates resulted in an industry base rate decrease, well short of what is an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.

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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2023 year-over-year operating comparisons to first quarter 2022 and other financial results.
•Consolidated revenues grew 15%, UnitedHealthcare revenues grew 13% and Optum revenues grew 25%.
•UnitedHealthcare served 1.9 million more people, driven by growth across our U.S. businesses.
•Consolidated earnings from operations of $8.1 billion compared to $7.0 billion last year, included growth of 14% at UnitedHealthcare and 19% at Optum.
•Diluted earnings per common share were $5.95.
•Cash flows from operations for the three months ended March 31, 2023 were $16.3 billion.
•Return on equity was 28.2%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	2023 vs. 2022
Revenues:
Premiums	$72,786	$64,070	$8,716	14%
Products	10,267	9,340	927	10
Services	8,080	6,372	1,708	27
Investment and other income	798	367	431	117
Total revenues	91,931	80,149	11,782	15
Operating costs:
Medical costs	59,845	52,523	7,322	14
Operating costs	13,625	11,401	2,224	20
Cost of products sold	9,405	8,487	918	11
Depreciation and amortization	970	788	182	23
Total operating costs	83,845	73,199	10,646	15
Earnings from operations	8,086	6,950	1,136	16
Interest expense	(754)	(433)	(321)	74
Earnings before income taxes	7,332	6,517	815	13
Provision for income taxes	(1,558)	(1,369)	(189)	14
Net earnings	5,774	5,148	626	12
Earnings attributable to noncontrolling interests	(163)	(121)	(42)	35
Net earnings attributable to UnitedHealth Group common shareholders	$5,611	$5,027	$584	12%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.95	$5.27	$0.68	13%
Medical care ratio (a)	82.2%	82.0%	0.2%
Operating cost ratio	14.8	14.2	0.6
Operating margin	8.8	8.7	0.1
Tax rate	21.2	21.0	0.2
Net earnings margin (b)	6.1	6.3	(0.2)
Return on equity (c)	28.2%	27.8%	0.4%
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
2023 RESULTS OF OPERATIONS COMPARED TO 2022 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage and Medicaid, pricing trends and growth across the Optum businesses.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage and Medicaid. The MCR increased as a result of business mix.
Operating Cost Ratio
The operating cost ratio increased primarily due to business mix and investments to support future growth, partially offset by continued productivity advances.

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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022
Revenues
UnitedHealthcare	$70,468	$62,595	$7,873	13%
Optum Health	23,004	16,682	6,322	38
Optum Insight	4,496	3,219	1,277	40
Optum Rx	27,418	23,911	3,507	15
Optum eliminations	(859)	(553)	(306)	55
Optum	54,059	43,259	10,800	25
Eliminations	(32,596)	(25,705)	(6,891)	27
Consolidated revenues	$91,931	$80,149	$11,782	15%
Earnings from operations
UnitedHealthcare	$4,343	$3,798	$545	14%
Optum Health	1,776	1,366	410	30
Optum Insight	907	847	60	7
Optum Rx	1,060	939	121	13
Optum	3,743	3,152	591	19
Consolidated earnings from operations	$8,086	$6,950	$1,136	16%
Operating margin
UnitedHealthcare	6.2%	6.1%	0.1%
Optum Health	7.7	8.2	(0.5)
Optum Insight	20.2	26.3	(6.1)
Optum Rx	3.9	3.9	—
Optum	6.9	7.3	(0.4)
Consolidated operating margin	8.8%	8.7%	0.1%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022
UnitedHealthcare Employer & Individual - Domestic	$16,544	$15,822	$722	5%
UnitedHealthcare Employer & Individual - Global	2,163	2,133	30	1
UnitedHealthcare Employer & Individual - Total	18,707	17,955	752	4
UnitedHealthcare Medicare & Retirement	33,006	29,100	3,906	13
UnitedHealthcare Community & State	18,755	15,540	3,215	21
Total UnitedHealthcare revenues	$70,468	$62,595	$7,873	13%
The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2023	2022	2023 vs. 2022
Commercial - Domestic:
Risk-based	8,025	7,950	75	1%
Fee-based	19,325	18,460	865	5
Total Commercial - Domestic	27,350	26,410	940	4
Medicare Advantage	7,545	6,890	655	10
Medicaid	8,380	7,810	570	7
Medicare Supplement (Standardized)	4,320	4,355	(35)	(1)
Total Community and Senior	20,245	19,055	1,190	6
Total UnitedHealthcare - Domestic Medical	47,595	45,465	2,130	5
Commercial - Global	5,295	5,500	(205)	(4)
Total UnitedHealthcare - Medical	52,890	50,965	1,925	4%
Supplemental Data:
Medicare Part D stand-alone	3,380	3,360	20	1%
UnitedHealthcare’s revenues and earnings from operations increased due to growth in the number of people served through individual and group Medicare Advantage plans; growth in existing Medicaid markets; including a greater mix of people with higher acuity needs; and an increase in the number of people served through risk-based and fee-based commercial offerings.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements and business combinations. Earnings from operations increased due to organic growth in the number of people served under value-based care arrangements and cost management initiatives. Optum Health served approximately 103 million people as of March 31, 2023 compared to 100 million people as of March 31, 2022.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due growth in business services as a result of business combinations and growth in technology services.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from growth in people served and growth in specialty pharmacy offerings. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 378 million and 352 million adjusted scripts in the first quarters of 2023 and 2022, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2023	2022	2023 vs. 2022
Sources of cash:
Cash provided by operating activities	$16,327	$5,319	$11,008
Issuances of short-term borrowings and long-term debt, net of repayments	12,375	2,048	10,327
Proceeds from common stock issuances	344	551	(207)
Customer funds administered	5,012	5,120	(108)
Total sources of cash	34,058	13,038
Uses of cash:
Common stock repurchases	(2,000)	(2,500)	500
Cash paid for acquisitions, net of cash assumed	(7,826)	(1,231)	(6,595)
Purchases of investments, net of sales and maturities	(2,319)	(1,632)	(687)
Purchases of property, equipment and capitalized software	(760)	(555)	(205)
Cash dividends paid	(1,537)	(1,363)	(174)
Other	(1,119)	(1,807)	688
Total uses of cash	(15,561)	(9,088)
Effect of exchange rate changes on cash and cash equivalents	51	157	(106)
Net increase in cash and cash equivalents	$18,548	$4,107	$14,441
2023 Cash Flows Compared to 2022 Cash Flows
Increased cash flows provided by operating activities were primarily driven by an increase in unearned revenue due to the March receipt of our April CMS premium payment of $11.2 billion and increased net earnings, partially offset by changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased net issuances of short-term borrowings and long-term debt, partially offset by increased cash paid for acquisitions and net purchases of investments.
Financial Condition
As of March 31, 2023, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $91.2 billion included approximately $41.9 billion of cash and cash equivalents (of which $7.0 billion was available for general corporate use), $45.4 billion of debt securities and $3.9 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of March 31, 2023. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2022 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. During the three months ended March 31, 2023, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.

Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2022 10-K.
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2023, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 42%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2022 10-K.
Credit Ratings. Our credit ratings as of March 31, 2023 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2023, we repurchased approximately 4 million shares at an average price of $484.83 per share. As of March 31, 2023, we had Board of Directors’ authorization to purchase up to 27 million shares of our common stock.
Dividends. Our quarterly cash dividend to shareholders reflects an annual dividend rate of $6.60 per share.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2022 10-K.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2022 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2022 10-K.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations (including any increase in the U.S. income tax rate applicable to corporations); increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete, manage or integrate strategic transactions; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; fluctuations in foreign currency exchange rates; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2023 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2023
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$1,027	$487	$(3,684)	$(8,701)
1	513	244	(1,894)	(4,741)
(1)	(513)	(216)	1,979	5,729
(2)	(1,027)	(428)	4,008	12,724
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2022 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2022 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2022 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2023

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2023	1.3	$495.21	1.3	29.8
February 28, 2023	1.5	485.22	1.5	28.3
March 31, 2023	1.3	473.89	1.3	27.0
Total	4.1	$484.83	4.1
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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	May 3, 2023
Andrew Witty

/s/ JOHN REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	May 3, 2023
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 3, 2023
Thomas Roos