Form 10-Q
period 2023-06-30
UNITEDHEALTH GROUP INC
filed 2023-08-02
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2023, there were 926,305,139 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,813	$23,365
Short-term investments	4,466	4,546
Accounts receivable, net	17,952	17,681
Other current receivables, net	16,131	12,769
Assets under management	3,623	4,087
Prepaid expenses and other current assets	5,884	6,621
Total current assets	89,869	69,069
Long-term investments	45,988	43,728
Property, equipment and capitalized software, net	10,926	10,128
Goodwill	101,669	93,352
Other intangible assets, net	15,643	14,401
Other assets	16,069	15,027
Total assets	$280,164	$245,705
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$31,947	$29,056
Accounts payable and accrued liabilities	29,516	27,715
Short-term borrowings and current maturities of long-term debt	6,321	3,110
Unearned revenues	14,852	3,075
Other current liabilities	30,345	26,281
Total current liabilities	112,981	89,237
Long-term debt, less current maturities	59,268	54,513
Deferred income taxes	2,498	2,769
Other liabilities	13,261	12,839
Total liabilities	188,008	159,358
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,788	4,897
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 927 and 934 issued and outstanding	9	9
Retained earnings	89,994	86,156
Accumulated other comprehensive loss	(7,650)	(8,393)
Nonredeemable noncontrolling interests	5,015	3,678
Total equity	87,368	81,450
Total liabilities, redeemable noncontrolling interests and equity	$280,164	$245,705
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Premiums	$72,474	$63,896	$145,260	$127,966
Products	10,651	9,496	20,918	18,836
Services	8,663	6,645	16,743	13,017
Investment and other income	1,115	295	1,913	662
Total revenues	92,903	80,332	184,834	160,481
Operating costs:
Medical costs	60,268	52,093	120,113	104,616
Operating costs	13,809	11,709	27,434	23,110
Cost of products sold	9,748	8,596	19,153	17,083
Depreciation and amortization	1,021	802	1,991	1,590
Total operating costs	84,846	73,200	168,691	146,399
Earnings from operations	8,057	7,132	16,143	14,082
Interest expense	(828)	(467)	(1,582)	(900)
Earnings before income taxes	7,229	6,665	14,561	13,182
Provision for income taxes	(1,572)	(1,466)	(3,130)	(2,835)
Net earnings	5,657	5,199	11,431	10,347
Earnings attributable to noncontrolling interests	(183)	(129)	(346)	(250)
Net earnings attributable to UnitedHealth Group common shareholders	$5,474	$5,070	11,085	$10,097
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.89	$5.41	$11.91	$10.75
Diluted	$5.82	$5.34	$11.77	$10.61
Basic weighted-average number of common shares outstanding	930	937	931	939
Dilutive effect of common share equivalents	10	13	11	13
Diluted weighted-average number of common shares outstanding	940	950	942	952
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	7	3	6	3
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net earnings	$5,657	$5,199	$11,431	$10,347
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(431)	(1,331)	209	(3,354)
Income tax effect	99	304	(48)	769
Total unrealized (losses) gains, net of tax	(332)	(1,027)	161	(2,585)
Gross reclassification adjustment for net realized gains included in net earnings	(47)	(1)	(34)	(4)
Income tax effect	11	—	8	1
Total reclassification adjustment, net of tax	(36)	(1)	(26)	(3)
Total foreign currency translation gains (losses)	267	(676)	608	242
Other comprehensive (loss) income	(101)	(1,704)	743	(2,346)
Comprehensive income	5,556	3,495	12,174	8,001
Comprehensive income attributable to noncontrolling interests	(183)	(129)	(346)	(250)
Comprehensive income attributable to UnitedHealth Group common shareholders	$5,373	$3,366	$11,828	$7,751
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2023	932	$9	$—	$88,852	$(2,275)	$(5,274)	$4,509	$85,821
Net earnings				5,474			139	5,613
Other comprehensive (loss) income					(368)	267		(101)
Issuances of common stock, and related tax effects	1	—	218					218
Share-based compensation			232					232
Common share repurchases	(6)	—	(442)	(2,585)				(3,027)
Cash dividends paid on common shares ($1.88 per share)				(1,747)				(1,747)
Redeemable noncontrolling interests fair value and other adjustments			(8)					(8)
Acquisition and other adjustments of nonredeemable noncontrolling interests							478	478
Distribution to nonredeemable noncontrolling interests							(111)	(111)
Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368

Balance at March 31, 2022	939	$10	$—	$78,782	$(1,137)	$(4,889)	$3,362	$76,128
Net earnings				5,070			94	5,164
Other comprehensive loss					(1,028)	(676)		(1,704)
Issuances of common stock, and related tax effects	1	—	174					174
Share-based compensation			194					194
Common share repurchases	(5)	—	(733)	(1,767)				(2,500)
Cash dividends paid on common shares ($1.65 per share)				(1,545)				(1,545)
Redeemable noncontrolling interests fair value and other adjustments			365					365
Acquisition and other adjustments of nonredeemable noncontrolling interests							12	12
Distribution to nonredeemable noncontrolling interests							(83)	(83)
Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended March 31, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				11,085			252	11,337
Other comprehensive income					135	608		743
Issuances of common stock, and related tax effects	3	—	568					568
Share-based compensation			598					598
Common share repurchases	(10)	—	(1,075)	(3,963)				(5,038)
Cash dividends paid on common shares ($3.53 per share)				(3,284)				(3,284)
Redeemable noncontrolling interests fair value and other adjustments			(91)					(91)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,297	1,297
Distribution to nonredeemable noncontrolling interests							(212)	(212)
Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368

Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				10,097			182	10,279
Other comprehensive (loss) income					(2,588)	242		(2,346)
Issuances of common stock, and related tax effects	4	—	507					507
Share-based compensation			476					476
Common share repurchases	(10)	—	(1,217)	(3,783)				(5,000)
Cash dividends paid on common shares ($3.10 per share)				(2,908)				(2,908)
Redeemable noncontrolling interests fair value and other adjustments			234					234
Acquisition and other adjustments of nonredeemable noncontrolling interests							103	103
Distribution to nonredeemable noncontrolling interests							(185)	(185)
Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities
Net earnings	$11,431	$10,347
Noncash items:
Depreciation and amortization	1,991	1,590
Deferred income taxes	(482)	(15)
Share-based compensation	604	504
Other, net	(91)	215
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	197	(4,204)
Other assets	(2,001)	(643)
Medical costs payable	2,408	4,029
Accounts payable and other liabilities	1,547	807
Unearned revenues	11,755	(440)
Cash flows from operating activities	27,359	12,190
Investing activities
Purchases of investments	(9,225)	(8,903)
Sales of investments	3,188	2,348
Maturities of investments	4,463	3,189
Cash paid for acquisitions, net of cash assumed	(8,161)	(7,150)
Purchases of property, equipment and capitalized software	(1,589)	(1,212)
Other, net	(424)	(532)
Cash flows used for investing activities	(11,748)	(12,260)
Financing activities
Common share repurchases	(5,000)	(5,000)
Cash dividends paid	(3,284)	(2,908)
Proceeds from common stock issuances	628	756
Repayments of long-term debt	(2,125)	(1,100)
Proceeds from short-term borrowings, net	3,426	1,340
Proceeds from issuance of long-term debt	6,394	5,922
Customer funds administered	4,069	5,786
Other, net	(1,377)	(1,546)
Cash flows from financing activities	2,731	3,250
Effect of exchange rate changes on cash and cash equivalents	106	57
Increase in cash and cash equivalents	18,448	3,237
Cash and cash equivalents, beginning of period	23,365	21,375
Cash and cash equivalents, end of period	$41,813	$24,612
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
Revenues - Products and Services
As of June 30, 2023 and December 31, 2022, accounts receivable related to products and services were $7.7 billion and $7.1 billion, respectively. As of June 30, 2023, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $12.2 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,990	$—	$(283)	$4,707
State and municipal obligations	7,334	10	(427)	6,917
Corporate obligations	23,582	11	(1,643)	21,950
U.S. agency mortgage-backed securities	8,504	5	(799)	7,710
Non-U.S. agency mortgage-backed securities	3,148	—	(304)	2,844
Total debt securities - available-for-sale	47,558	26	(3,456)	44,128
Debt securities - held-to-maturity:
U.S. government and agency obligations	466	—	(11)	455
State and municipal obligations	28	—	(3)	25
Corporate obligations	246	—	—	246
Total debt securities - held-to-maturity	740	—	(14)	726
Total debt securities	$48,298	$26	$(3,470)	$44,854
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,093	$1	$(285)	$3,809
State and municipal obligations	7,702	25	(479)	7,248
Corporate obligations	23,675	17	(1,798)	21,894
U.S. agency mortgage-backed securities	7,379	15	(808)	6,586
Non-U.S. agency mortgage-backed securities	3,077	1	(294)	2,784
Total debt securities - available-for-sale	45,926	59	(3,664)	42,321
Debt securities - held-to-maturity:
U.S. government and agency obligations	578	—	(14)	564
State and municipal obligations	29	—	(3)	26
Corporate obligations	89	—	—	89
Total debt securities - held-to-maturity	696	—	(17)	679
Total debt securities	$46,622	$59	$(3,681)	$43,000
The Company held $4.2 billion and $3.7 billion of equity securities as of June 30, 2023 and December 31, 2022, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion and $1.5 billion of equity method investments in operating businesses in the health care sector as of June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses on held-to-maturity securities at June 30, 2023 and December 31, 2022 was not material.

The amortized cost and fair value of debt securities as of June 30, 2023, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,646	$4,613	$466	$461
Due after one year through five years	14,748	13,935	225	219
Due after five years through ten years	11,332	10,206	31	30
Due after ten years	5,180	4,820	18	16
U.S. agency mortgage-backed securities	8,504	7,710	—	—
Non-U.S. agency mortgage-backed securities	3,148	2,844	—	—
Total debt securities	$47,558	$44,128	$740	$726
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,300	$(28)	$1,902	$(255)	$4,202	$(283)
State and municipal obligations	2,769	(46)	3,324	(381)	6,093	(427)
Corporate obligations	6,346	(122)	13,974	(1,521)	20,320	(1,643)
U.S. agency mortgage-backed securities	3,111	(79)	4,314	(720)	7,425	(799)
Non-U.S. agency mortgage-backed securities	577	(15)	2,239	(289)	2,816	(304)
Total debt securities - available-for-sale	$15,103	$(290)	$25,753	$(3,166)	$40,856	$(3,456)
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,007	$(96)	$1,290	$(189)	$3,297	$(285)
State and municipal obligations	4,630	(288)	1,178	(191)	5,808	(479)
Corporate obligations	13,003	(893)	6,637	(905)	19,640	(1,798)
U.S. agency mortgage-backed securities	3,561	(345)	2,239	(463)	5,800	(808)
Non-U.S. agency mortgage-backed securities	1,698	(128)	976	(166)	2,674	(294)
Total debt securities - available-for-sale	$24,899	$(1,750)	$12,320	$(1,914)	$37,219	$(3,664)
The Company’s unrealized losses from debt securities as of June 30, 2023 were generated from approximately 35,000 positions out of a total of 41,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of June 30, 2023, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2023 and December 31, 2022 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2023
Cash and cash equivalents	$41,763	$50	$—	$41,813
Debt securities - available-for-sale:
U.S. government and agency obligations	4,318	389	—	4,707
State and municipal obligations	—	6,917	—	6,917
Corporate obligations	36	21,732	182	21,950
U.S. agency mortgage-backed securities	—	7,710	—	7,710
Non-U.S. agency mortgage-backed securities	—	2,844	—	2,844
Total debt securities - available-for-sale	4,354	39,592	182	44,128
Equity securities	2,270	37	70	2,377
Assets under management	1,332	2,190	101	3,623
Total assets at fair value	$49,719	$41,869	$353	$91,941
Percentage of total assets at fair value	54%	45%	1%	100%
December 31, 2022
Cash and cash equivalents	$23,202	$163	$—	$23,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,505	304	—	3,809
State and municipal obligations	—	7,248	—	7,248
Corporate obligations	7	21,695	192	21,894
U.S. agency mortgage-backed securities	—	6,586	—	6,586
Non-U.S. agency mortgage-backed securities	—	2,784	—	2,784
Total debt securities - available-for-sale	3,512	38,617	192	42,321
Equity securities	2,043	35	70	2,148
Assets under management	1,788	2,203	96	4,087
Total assets at fair value	$30,545	$41,018	$358	$71,921
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2023 or 2022.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2023
Debt securities - held-to-maturity	$651	$75	$—	$726	$740
Long-term debt and other financing obligations	$—	$58,644	$—	$58,644	$61,217
December 31, 2022
Debt securities - held-to-maturity	$577	$102	$—	$679	$696
Long-term debt and other financing obligations	$—	$53,626	$—	$53,626	$56,823
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2023 or 2022.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2023	2022
Medical costs payable, beginning of period	$29,056	$24,483
Acquisitions	1	171
Reported medical costs:
Current year	120,773	104,936
Prior years	(660)	(320)
Total reported medical costs	120,113	104,616
Medical payments:
Payments for current year	(91,621)	(78,937)
Payments for prior years	(25,602)	(21,355)
Total medical payments	(117,223)	(100,292)
Medical costs payable, end of period	$31,947	$28,978
For the six months ended June 30, 2023 and 2022, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by insured customers but not yet reported to the Company of $22.0 billion and $20.0 billion at June 30, 2023 and December 31, 2022, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In March 2023, the Company issued $6.5 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.250% notes due January 2029	$1,250
4.500% notes due April 2033	1,500
5.050% notes due April 2053	2,000
5.200% notes due April 2063	1,750
As of June 30, 2023, the Company had $4.4 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.1%.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K.

6.    Dividends
In June 2023, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share, which the Company had paid since June 2022. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments during the six months ended June 30, 2023:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 21	$1.65	$1,537
June 27	1.88	1,747
7.    Commitments and Contingencies
Pending Acquisitions
As of June 30, 2023, the Company has entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $5 billion.
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

8.    Business Combinations
During the six months ended June 30, 2023, the Company completed several business combinations for total consideration of $8.2 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$104
Accounts receivable and other current assets	550
Property, equipment and other long-term assets	542
Other intangible assets	1,795
Total identifiable assets acquired	2,991
Medical costs payable	(1)
Accounts payable and other current liabilities	(473)
Other long-term liabilities	(617)
Total identifiable liabilities acquired	(1,091)
Total net identifiable assets	1,900
Goodwill	7,734
Redeemable noncontrolling interests	(113)
Nonredeemable noncontrolling interests	(1,297)
Net assets acquired	$8,224
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Acquired finite-lived intangible assets:
Customer-related	$223	12 years
Trademarks and technology	171	5 years
Other	38	6 years
Total acquired finite-lived intangible assets	432	9 years
Total acquired indefinite-lived intangible assets - operating licenses and certificates	1,363
Total acquired intangible assets	$1,795
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through June 30, 2023, acquired entities impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the six months ended June 30, 2023 and 2022, as if the business combinations had occurred on January 1, 2022, were immaterial for both periods.

9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K. Total assets at Optum Health increased to $80.8 billion as of June 30, 2023 compared to $69.0 billion as of December 31, 2022, primarily due to goodwill from business combinations of $7.0 billion.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenues - unaffiliated customers:
Premiums	$67,047	$5,427	$—	$—	$—	$5,427	$—	$72,474
Products	—	51	39	10,561	—	10,651	—	10,651
Services	2,584	3,541	1,995	543	—	6,079	—	8,663
Total revenues - unaffiliated customers	69,631	9,019	2,034	11,104	—	22,157	—	91,788
Total revenues - affiliated customers	—	14,454	2,615	17,496	(893)	33,672	(33,672)	—
Investment and other income	600	444	25	46	—	515	—	1,115
Total revenues	$70,231	$23,917	$4,674	$28,646	$(893)	$56,344	$(33,672)	$92,903
Earnings from operations	$4,358	$1,525	$968	$1,206	$—	$3,699	$—	$8,057
Interest expense	—	—	—	—	—	—	(828)	(828)
Earnings before income taxes	$4,358	$1,525	$968	$1,206	$—	$3,699	$(828)	$7,229
Three Months Ended June 30, 2022
Revenues - unaffiliated customers:
Premiums	$59,368	$4,528	$—	$—	$—	$4,528	$—	$63,896
Products	—	6	58	9,432	—	9,496	—	9,496
Services	2,542	2,740	1,034	329	—	4,103	—	6,645
Total revenues - unaffiliated customers	61,910	7,274	1,092	9,761	—	18,127	—	80,037
Total revenues - affiliated customers	—	10,224	2,181	15,038	(588)	26,855	(26,855)	—
Investment and other income	195	85	9	6	—	100	—	295
Total revenues	$62,105	$17,583	$3,282	$24,805	$(588)	$45,082	$(26,855)	$80,332
Earnings from operations	$3,850	$1,399	$839	$1,044	$—	$3,282	$—	$7,132
Interest expense	—	—	—	—	—	—	(467)	(467)
Earnings before income taxes	$3,850	$1,399	$839	$1,044	$—	$3,282	$(467)	$6,665

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2023
Revenues - unaffiliated customers:
Premiums	$134,505	$10,755	$—	$—	$—	$10,755	$—	$145,260
Products	—	95	79	20,744	—	20,918	—	20,918
Services	5,139	6,630	3,921	1,053	—	11,604	—	16,743
Total revenues - unaffiliated customers	139,644	17,480	4,000	21,797	—	43,277	—	182,921
Total revenues - affiliated customers	—	28,720	5,125	34,175	(1,752)	66,268	(66,268)	—
Investment and other income	1,055	721	45	92	—	858	—	1,913
Total revenues	$140,699	$46,921	$9,170	$56,064	$(1,752)	$110,403	$(66,268)	$184,834
Earnings from operations	$8,701	$3,301	$1,875	$2,266	$—	$7,442	$—	$16,143
Interest expense	—	—	—	—	—	—	(1,582)	(1,582)
Earnings before income taxes	$8,701	$3,301	$1,875	$2,266	$—	$7,442	$(1,582)	$14,561
Six Months Ended June 30, 2022
Revenues - unaffiliated customers:
Premiums	$119,305	$8,661	$—	$—	$—	$8,661	$—	$127,966
Products	—	12	98	18,726	—	18,836	—	18,836
Services	5,057	5,298	2,008	654	—	7,960	—	13,017
Total revenues - unaffiliated customers	124,362	13,971	2,106	19,380	—	35,457	—	159,819
Total revenues - affiliated customers	—	20,053	4,319	29,329	(1,141)	52,560	(52,560)	—
Investment and other income	338	241	76	7	—	324	—	662
Total revenues	$124,700	$34,265	$6,501	$48,716	$(1,141)	$88,341	$(52,560)	$160,481
Earnings from operations	$7,648	$2,765	$1,686	$1,983	$—	$6,434	$—	$14,082
Interest expense	—	—	—	—	—	—	(900)	(900)
Earnings before income taxes	$7,648	$2,765	$1,686	$1,983	$—	$6,434	$(900)	$13,182

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
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including medical cost trends, inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Government programs in the community and senior sector tend to receive lower rates of increase than the commercial market due to governmental budget pressures and lower cost trends.

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. During the second quarter, we observed increased care patterns, primarily related to outpatient procedures for seniors, which may continue in future periods. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2023 year-over-year operating comparisons to second quarter 2022 and other financial results.
•Consolidated revenues grew 16%, UnitedHealthcare revenues grew 13% and Optum revenues grew 25%.
•UnitedHealthcare served 1.6 million more people, driven by growth across our U.S. businesses.
•Consolidated earnings from operations of $8.1 billion compared to $7.1 billion last year, included growth of 13% at both UnitedHealthcare and Optum.
•Diluted earnings per common share were $5.82.
•Cash flows from operations for the six months ended June 30, 2023 were $27.4 billion.
•Return on equity was 26.8%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues:
Premiums	$72,474	$63,896	$8,578	13%	$145,260	$127,966	$17,294	14%
Products	10,651	9,496	1,155	12	20,918	18,836	2,082	11
Services	8,663	6,645	2,018	30	16,743	13,017	3,726	29
Investment and other income	1,115	295	820	278	1,913	662	1,251	189
Total revenues	92,903	80,332	12,571	16	184,834	160,481	24,353	15
Operating costs:
Medical costs	60,268	52,093	8,175	16	120,113	104,616	15,497	15
Operating costs	13,809	11,709	2,100	18	27,434	23,110	4,324	19
Cost of products sold	9,748	8,596	1,152	13	19,153	17,083	2,070	12
Depreciation and amortization	1,021	802	219	27	1,991	1,590	401	25
Total operating costs	84,846	73,200	11,646	16	168,691	146,399	22,292	15
Earnings from operations	8,057	7,132	925	13	16,143	14,082	2,061	15
Interest expense	(828)	(467)	(361)	77	(1,582)	(900)	(682)	76
Earnings before income taxes	7,229	6,665	564	8	14,561	13,182	1,379	10
Provision for income taxes	(1,572)	(1,466)	(106)	7	(3,130)	(2,835)	(295)	10
Net earnings	5,657	5,199	458	9	11,431	10,347	1,084	10
Earnings attributable to noncontrolling interests	(183)	(129)	(54)	42	(346)	(250)	(96)	38
Net earnings attributable to UnitedHealth Group common shareholders	$5,474	$5,070	$404	8%	$11,085	$10,097	$988	10%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.82	$5.34	$0.48		$11.77	$10.61	$1.16
Medical care ratio (a)	83.2%	81.5%	1.7%		82.7%	81.8%	0.9%
Operating cost ratio	14.9	14.6	0.3		14.8	14.4	0.4
Operating margin	8.7	8.9	(0.2)		8.7	8.8	(0.1)
Tax rate	21.7	22.0	(0.3)		21.5	21.5	—
Net earnings margin (b)	5.9	6.3	(0.4)		6.0	6.3	(0.3)
Return on equity (c)	26.8%	27.9%	(1.1)%		27.5%	27.9%	(0.4)%
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

2023 RESULTS OF OPERATIONS COMPARED TO 2022 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage and Medicaid, pricing trends and growth across the Optum businesses. Revenues also increased due to increased investment income, primarily driven by increased interest rates.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage and Medicaid. The MCR increased as a result of elevated care activity, primarily relating to outpatient care for seniors, and business mix. For the three months ended June 30, 2023, the MCR also increased due to decreased favorable reserve development.
Operating Cost Ratio
The operating cost ratio increased primarily due to business mix and investments to support future growth, partially offset by continued productivity advances.
Reportable Segments
See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including people served by UnitedHealthcare by major market segment and funding arrangement, people served by Optum Health and adjusted scripts for Optum Rx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, including the level and scope of services provided to people, and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
UnitedHealthcare	$70,231	$62,105	$8,126	13%	$140,699	$124,700	$15,999	13%
Optum Health	23,917	17,583	6,334	36	46,921	34,265	12,656	37
Optum Insight	4,674	3,282	1,392	42	9,170	6,501	2,669	41
Optum Rx	28,646	24,805	3,841	15	56,064	48,716	7,348	15
Optum eliminations	(893)	(588)	(305)	52	(1,752)	(1,141)	(611)	54
Optum	56,344	45,082	11,262	25	110,403	88,341	22,062	25
Eliminations	(33,672)	(26,855)	(6,817)	25	(66,268)	(52,560)	(13,708)	26
Consolidated revenues	$92,903	$80,332	$12,571	16%	$184,834	$160,481	$24,353	15%
Earnings from operations
UnitedHealthcare	$4,358	$3,850	$508	13%	$8,701	$7,648	$1,053	14%
Optum Health	1,525	1,399	126	9	3,301	2,765	536	19
Optum Insight	968	839	129	15	1,875	1,686	189	11
Optum Rx	1,206	1,044	162	16	2,266	1,983	283	14
Optum	3,699	3,282	417	13	7,442	6,434	1,008	16
Consolidated earnings from operations	$8,057	$7,132	$925	13%	$16,143	$14,082	$2,061	15%
Operating margin
UnitedHealthcare	6.2%	6.2%	—%		6.2%	6.1%	0.1%
Optum Health	6.4	8.0	(1.6)		7.0	8.1	(1.1)
Optum Insight	20.7	25.6	(4.9)		20.4	25.9	(5.5)
Optum Rx	4.2	4.2	—		4.0	4.1	(0.1)
Optum	6.6	7.3	(0.7)		6.7	7.3	(0.6)
Consolidated operating margin	8.7%	8.9%	(0.2)%		8.7%	8.8%	(0.1)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
UnitedHealthcare Employer & Individual - Domestic	$16,759	$15,567	$1,192	8%	$33,303	$31,389	$1,914	6%
UnitedHealthcare Employer & Individual - Global	2,325	2,247	78	3	4,488	4,380	108	2
UnitedHealthcare Employer & Individual - Total	19,084	17,814	1,270	7	37,791	35,769	2,022	6
UnitedHealthcare Medicare & Retirement	32,440	28,625	3,815	13	65,446	57,725	7,721	13
UnitedHealthcare Community & State	18,707	15,666	3,041	19	37,462	31,206	6,256	20
Total UnitedHealthcare revenues	$70,231	$62,105	$8,126	13%	$140,699	$124,700	$15,999	13%
The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2023	2022	2023 vs. 2022
Commercial - Domestic:
Risk-based	8,035	8,010	25	—%
Fee-based	19,140	18,480	660	4
Total Commercial - Domestic	27,175	26,490	685	3
Medicare Advantage	7,590	6,945	645	9
Medicaid	8,355	7,990	365	5
Medicare Supplement (Standardized)	4,330	4,355	(25)	(1)
Total Community and Senior	20,275	19,290	985	5
Total UnitedHealthcare - Domestic Medical	47,450	45,780	1,670	4
Commercial - Global	5,385	5,465	(80)	(1)
Total UnitedHealthcare - Medical	52,835	51,245	1,590	3%
Supplemental Data:
Medicare Part D stand-alone	3,355	3,330	25	1%
UnitedHealthcare’s revenues increased due to growth in the number of people served through individual and group Medicare Advantage plans; growth in existing Medicaid markets, including a greater mix of people with higher acuity needs; and an increase in the number of people served through commercial offerings. Earnings from operations increased due to increased investment income and the factors impacting revenue, partially offset by elevated care activity, primarily relating to outpatient care for seniors.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements and business combinations. Earnings from operations increased due to increased investment income and cost management initiatives, partially offset by higher senior outpatient and behavioral health care activity and costs associated with serving newly added patients under value-based care arrangements. Optum Health served approximately 103 million people as of June 30, 2023 compared to 101 million people as of June 30, 2022.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in business services as a result of business combinations and growth in technology services.

Optum Rx
Revenues and earnings from operations at Optum Rx increased due to growth in specialty pharmacy offerings and higher script volumes from growth in people served. Earnings from operations also increased as a result of continued supply chain management initiatives. Optum Rx fulfilled 381 million and 357 million adjusted scripts in the second quarters of 2023 and 2022, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2023	2022	2023 vs. 2022
Sources of cash:
Cash provided by operating activities	$27,359	$12,190	$15,169
Issuances of short-term borrowings and long-term debt, net of repayments	7,695	6,162	1,533
Proceeds from common stock issuances	628	756	(128)
Customer funds administered	4,069	5,786	(1,717)
Total sources of cash	39,751	24,894
Uses of cash:
Common stock repurchases	(5,000)	(5,000)	—
Cash paid for acquisitions, net of cash assumed	(8,161)	(7,150)	(1,011)
Purchases of investments, net of sales and maturities	(1,574)	(3,366)	1,792
Purchases of property, equipment and capitalized software	(1,589)	(1,212)	(377)
Cash dividends paid	(3,284)	(2,908)	(376)
Other	(1,801)	(2,078)	277
Total uses of cash	(21,409)	(21,714)
Effect of exchange rate changes on cash and cash equivalents	106	57	49
Net increase in cash and cash equivalents	$18,448	$3,237	$15,211
2023 Cash Flows Compared to 2022 Cash Flows
Increased cash flows provided by operating activities were primarily driven by an increase in unearned revenue due to the June receipt of our July CMS premium payment of $11.8 billion and changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased net issuances of short-term borrowings and long-term debt and decreased net purchases of investments, partially offset by decreased customer funds administered and increased cash paid for acquisitions.
Financial Condition
As of June 30, 2023, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $90.1 billion included approximately $41.8 billion of cash and cash equivalents (of which $1.2 billion was available for general corporate use), $44.1 billion of debt securities and $4.2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 3.9 years and a weighted-average credit rating of “Double A” as of June 30, 2023. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2022 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. During the six months ended June 30, 2023, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2023, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 40%.
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
Credit Ratings. Our credit ratings as of June 30, 2023 were as follows:

	Moody’s (a)		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Positive	A+	Stable	A	Stable	A	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-1+	n/a
(a)    On July 27, 2023, Moody’s upgraded the credit rating on our senior unsecured debt to A2 with an outlook of Stable and the credit rating on our commercial paper to P-1.
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
Share Repurchase Program. During the six months ended June 30, 2023, we repurchased approximately 10 million shares at an average price of $483.78 per share. As of June 30, 2023, we had Board of Directors’ authorization to purchase up to 21 million shares of our common stock.
Dividends. In June 2023, the Company’s Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. As of June 30, 2023, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $5 billion.
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
FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities law. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to complete, manage or integrate strategic transactions; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2023 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2023
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$1,025	$469	$(3,500)	$(8,164)
1	512	234	(1,799)	(4,458)
(1)	(512)	(207)	1,882	5,415
(2)	(1,025)	(410)	3,817	12,059
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2023

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2023	1.2	$499.99	1.2	25.8
May 31, 2023	1.5	486.68	1.5	24.3
June 30, 2023	3.5	475.99	3.5	20.8
Total	6.2	$483.07	6.2
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
ITEM 5.    OTHER INFORMATION
Trading Arrangements

During the quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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
3.2
Amended and Restated Bylaws of UnitedHealth Group Incorporated, effective February 23, 2021 (incorporated by reference to Exhibit 3.2 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 26, 2021)

4.1
Amended and Restated Indenture, dated as of April 27, 2023, between UnitedHealth Group Incorporated and Wilmington Trust Company, as successor trustee (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on April 28, 2023)

4.2
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

4.3
Supplemental Indenture, dated as of April 18, 2023, between UnitedHealth Group Incorporated and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2038 (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on April 24, 2023)

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	August 2, 2023
Andrew Witty

/s/ JOHN REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	August 2, 2023
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 2, 2023
Thomas Roos