Form 10-Q
period 2023-09-30
UNITEDHEALTH GROUP INC
filed 2023-11-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2023, there were 924,925,293 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,915	$23,365
Short-term investments	5,182	4,546
Accounts receivable, net	20,673	17,681
Other current receivables, net	17,752	12,769
Assets under management	3,616	4,087
Prepaid expenses and other current assets	5,767	6,621
Total current assets	91,905	69,069
Long-term investments	45,474	43,728
Property, equipment and capitalized software, net	11,070	10,128
Goodwill	101,703	93,352
Other intangible assets, net	15,200	14,401
Other assets	16,711	15,027
Total assets	$282,063	$245,705
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$32,792	$29,056
Accounts payable and accrued liabilities	31,164	27,715
Short-term borrowings and current maturities of long-term debt	5,290	3,110
Unearned revenues	15,311	3,075
Other current liabilities	29,622	26,281
Total current liabilities	114,179	89,237
Long-term debt, less current maturities	58,079	54,513
Deferred income taxes	2,210	2,769
Other liabilities	13,615	12,839
Total liabilities	188,083	159,358
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,416	4,897
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 925 and 934 issued and outstanding	9	9
Retained earnings	93,173	86,156
Accumulated other comprehensive loss	(8,688)	(8,393)
Nonredeemable noncontrolling interests	5,070	3,678
Total equity	89,564	81,450
Total liabilities, redeemable noncontrolling interests and equity	$282,063	$245,705
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Premiums	$72,339	$64,491	$217,599	$192,457
Products	10,354	9,190	31,272	28,026
Services	8,671	6,700	25,414	19,717
Investment and other income	997	513	2,910	1,175
Total revenues	92,361	80,894	277,195	241,375
Operating costs:
Medical costs	59,550	52,635	179,663	157,251
Operating costs	13,855	11,663	41,289	34,773
Cost of products sold	9,423	8,306	28,576	25,389
Depreciation and amortization	1,007	828	2,998	2,418
Total operating costs	83,835	73,432	252,526	219,831
Earnings from operations	8,526	7,462	24,669	21,544
Interest expense	(834)	(516)	(2,416)	(1,416)
Earnings before income taxes	7,692	6,946	22,253	20,128
Provision for income taxes	(1,654)	(1,562)	(4,784)	(4,397)
Net earnings	6,038	5,384	17,469	15,731
Earnings attributable to noncontrolling interests	(197)	(122)	(543)	(372)
Net earnings attributable to UnitedHealth Group common shareholders	$5,841	$5,262	16,926	$15,359
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.31	$5.63	$18.20	$16.37
Diluted	$6.24	$5.55	$18.01	$16.15
Basic weighted-average number of common shares outstanding	926	935	930	938
Dilutive effect of common share equivalents	10	13	10	13
Diluted weighted-average number of common shares outstanding	936	948	940	951
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	3	6	3
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net earnings	$6,038	$5,384	$17,469	$15,731
Other comprehensive loss:
Gross unrealized losses on investment securities during the period	(893)	(1,471)	(684)	(4,825)
Income tax effect	204	340	156	1,109
Total unrealized losses, net of tax	(689)	(1,131)	(528)	(3,716)
Gross reclassification adjustment for net realized losses (gains) included in net earnings	7	138	(27)	134
Income tax effect	(2)	(32)	6	(31)
Total reclassification adjustment, net of tax	5	106	(21)	103
Total foreign currency translation (losses) gains	(354)	(331)	254	(89)
Other comprehensive loss	(1,038)	(1,356)	(295)	(3,702)
Comprehensive income	5,000	4,028	17,174	12,029
Comprehensive income attributable to noncontrolling interests	(197)	(122)	(543)	(372)
Comprehensive income attributable to UnitedHealth Group common shareholders	$4,803	$3,906	$16,631	$11,657
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized Losses on Investments	Foreign Currency Translation Losses
Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368
Net earnings				5,841			149	5,990
Other comprehensive loss					(684)	(354)		(1,038)
Issuances of common stock, and related tax effects	1	—	395					395
Share-based compensation			235					235
Common share repurchases	(3)	—	(588)	(923)				(1,511)
Cash dividends paid on common shares ($1.88 per share)				(1,739)				(1,739)
Redeemable noncontrolling interests fair value and other adjustments			(42)					(42)
Acquisition and other adjustments of nonredeemable noncontrolling interests							42	42
Distribution to nonredeemable noncontrolling interests							(136)	(136)
Balance at September 30, 2023	925	$9	$—	$93,173	$(3,327)	$(5,361)	$5,070	$89,564

Balance at June 30, 2022	935	$10	$—	$80,540	$(2,165)	$(5,565)	$3,385	$76,205
Net earnings				5,262			99	5,361
Other comprehensive loss					(1,025)	(331)		(1,356)
Issuances of common stock, and related tax effects	2	—	294					294
Share-based compensation			163					163
Common share repurchases	(2)	—	(462)	(538)				(1,000)
Cash dividends paid on common shares ($1.65 per share)				(1,542)				(1,542)
Redeemable noncontrolling interests fair value and other adjustments			5					5
Acquisition and other adjustments of nonredeemable noncontrolling interests							32	32
Distribution to nonredeemable noncontrolling interests							(98)	(98)
Balance at September 30, 2022	935	$10	$—	$83,722	$(3,190)	$(5,896)	$3,418	$78,064
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				16,926			401	17,327
Other comprehensive (loss) income					(549)	254		(295)
Issuances of common stock, and related tax effects	4	—	963					963
Share-based compensation			833					833
Common share repurchases	(13)	—	(1,663)	(4,886)				(6,549)
Cash dividends paid on common shares ($5.41 per share)				(5,023)				(5,023)
Redeemable noncontrolling interests fair value and other adjustments			(133)					(133)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,339	1,339
Distribution to nonredeemable noncontrolling interests							(348)	(348)
Balance at September 30, 2023	925	$9	$—	$93,173	$(3,327)	$(5,361)	$5,070	$89,564

Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				15,359			281	15,640
Other comprehensive loss					(3,613)	(89)		(3,702)
Issuances of common stock, and related tax effects	6	—	801					801
Share-based compensation			639					639
Common share repurchases	(12)	—	(1,679)	(4,321)				(6,000)
Cash dividends paid on common shares ($4.75 per share)				(4,450)				(4,450)
Redeemable noncontrolling interests fair value and other adjustments			239					239
Acquisition and other adjustments of nonredeemable noncontrolling interests							135	135
Distribution to nonredeemable noncontrolling interests							(283)	(283)
Balance at September 30, 2022	935	$10	$—	$83,722	$(3,190)	$(5,896)	$3,418	$78,064
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities
Net earnings	$17,469	$15,731
Noncash items:
Depreciation and amortization	2,998	2,418
Deferred income taxes	(494)	(590)
Share-based compensation	851	675
Other, net	(59)	—
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,574)	(2,563)
Other assets	(2,358)	(741)
Medical costs payable	3,837	4,192
Accounts payable and other liabilities	2,370	1,416
Unearned revenues	12,221	10,201
Cash flows from operating activities	34,261	30,739
Investing activities
Purchases of investments	(12,998)	(14,183)
Sales of investments	3,674	5,376
Maturities of investments	6,474	4,740
Cash paid for acquisitions, net of cash assumed	(8,389)	(7,154)
Purchases of property, equipment and capitalized software	(2,427)	(1,936)
Other, net	(721)	50
Cash flows used for investing activities	(14,387)	(13,107)
Financing activities
Common share repurchases	(6,500)	(6,000)
Cash dividends paid	(5,023)	(4,450)
Proceeds from common stock issuances	1,039	1,084
Repayments of long-term debt	(2,125)	(2,100)
Proceeds from (repayments of) short-term borrowings, net	1,579	(16)
Proceeds from issuance of long-term debt	6,394	5,922
Customer funds administered	2,037	7,028
Other, net	(1,774)	(1,634)
Cash flows used for financing activities	(4,373)	(166)
Effect of exchange rate changes on cash and cash equivalents	49	4
Increase in cash and cash equivalents	15,550	17,470
Cash and cash equivalents, beginning of period	23,365	21,375
Cash and cash equivalents, end of period	$38,915	$38,845
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
Revenues - Products and Services
As of September 30, 2023 and December 31, 2022, accounts receivable related to products and services were $8.0 billion and $7.1 billion, respectively. As of September 30, 2023, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.8 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$5,739	$—	$(340)	$5,399
State and municipal obligations	7,695	1	(643)	7,053
Corporate obligations	23,511	5	(1,857)	21,659
U.S. agency mortgage-backed securities	8,632	—	(1,158)	7,474
Non-U.S. agency mortgage-backed securities	3,091	—	(324)	2,767
Total debt securities - available-for-sale	48,668	6	(4,322)	44,352
Debt securities - held-to-maturity:
U.S. government and agency obligations	466	—	(10)	456
State and municipal obligations	28	—	(5)	23
Corporate obligations	188	—	—	188
Total debt securities - held-to-maturity	682	—	(15)	667
Total debt securities	$49,350	$6	$(4,337)	$45,019
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,093	$1	$(285)	$3,809
State and municipal obligations	7,702	25	(479)	7,248
Corporate obligations	23,675	17	(1,798)	21,894
U.S. agency mortgage-backed securities	7,379	15	(808)	6,586
Non-U.S. agency mortgage-backed securities	3,077	1	(294)	2,784
Total debt securities - available-for-sale	45,926	59	(3,664)	42,321
Debt securities - held-to-maturity:
U.S. government and agency obligations	578	—	(14)	564
State and municipal obligations	29	—	(3)	26
Corporate obligations	89	—	—	89
Total debt securities - held-to-maturity	696	—	(17)	679
Total debt securities	$46,622	$59	$(3,681)	$43,000
The Company held $4.2 billion and $3.7 billion of equity securities as of September 30, 2023 and December 31, 2022, respectively. The Company’s investments in equity securities primarily consist of employee savings plan related investments, venture investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion and $1.5 billion of equity method investments in operating businesses in the health care sector as of September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2023 and December 31, 2022 was not material.

The amortized cost and fair value of debt securities as of September 30, 2023, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,372	$5,340	$375	$372
Due after one year through five years	15,098	14,183	262	255
Due after five years through ten years	11,256	9,898	25	24
Due after ten years	5,219	4,690	20	16
U.S. agency mortgage-backed securities	8,632	7,474	—	—
Non-U.S. agency mortgage-backed securities	3,091	2,767	—	—
Total debt securities	$48,668	$44,352	$682	$667
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,023	$(34)	$2,081	$(306)	$4,104	$(340)
State and municipal obligations	2,872	(124)	4,042	(519)	6,914	(643)
Corporate obligations	5,563	(149)	14,821	(1,708)	20,384	(1,857)
U.S. agency mortgage-backed securities	2,562	(140)	4,867	(1,018)	7,429	(1,158)
Non-U.S. agency mortgage-backed securities	480	(21)	2,249	(303)	2,729	(324)
Total debt securities - available-for-sale	$13,500	$(468)	$28,060	$(3,854)	$41,560	$(4,322)
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,007	$(96)	$1,290	$(189)	$3,297	$(285)
State and municipal obligations	4,630	(288)	1,178	(191)	5,808	(479)
Corporate obligations	13,003	(893)	6,637	(905)	19,640	(1,798)
U.S. agency mortgage-backed securities	3,561	(345)	2,239	(463)	5,800	(808)
Non-U.S. agency mortgage-backed securities	1,698	(128)	976	(166)	2,674	(294)
Total debt securities - available-for-sale	$24,899	$(1,750)	$12,320	$(1,914)	$37,219	$(3,664)
The Company’s unrealized losses from debt securities as of September 30, 2023 were generated from approximately 37,000 positions out of a total of 41,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of September 30, 2023, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2023 and December 31, 2022 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2023
Cash and cash equivalents	$38,880	$35	$—	$38,915
Debt securities - available-for-sale:
U.S. government and agency obligations	5,050	349	—	5,399
State and municipal obligations	—	7,053	—	7,053
Corporate obligations	15	21,462	182	21,659
U.S. agency mortgage-backed securities	—	7,474	—	7,474
Non-U.S. agency mortgage-backed securities	—	2,767	—	2,767
Total debt securities - available-for-sale	5,065	39,105	182	44,352
Equity securities	2,231	31	70	2,332
Assets under management	1,420	2,094	102	3,616
Total assets at fair value	$47,596	$41,265	$354	$89,215
Percentage of total assets at fair value	53%	46%	1%	100%
December 31, 2022
Cash and cash equivalents	$23,202	$163	$—	$23,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,505	304	—	3,809
State and municipal obligations	—	7,248	—	7,248
Corporate obligations	7	21,695	192	21,894
U.S. agency mortgage-backed securities	—	6,586	—	6,586
Non-U.S. agency mortgage-backed securities	—	2,784	—	2,784
Total debt securities - available-for-sale	3,512	38,617	192	42,321
Equity securities	2,043	35	70	2,148
Assets under management	1,788	2,203	96	4,087
Total assets at fair value	$30,545	$41,018	$358	$71,921
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2023 or 2022.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2023
Debt securities - held-to-maturity	$593	$74	$—	$667	$682
Long-term debt and other financing obligations	$—	$55,137	$—	$55,137	$60,769
December 31, 2022
Debt securities - held-to-maturity	$577	$102	$—	$679	$696
Long-term debt and other financing obligations	$—	$53,626	$—	$53,626	$56,823
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2023 or 2022.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2023	2022
Medical costs payable, beginning of period	$29,056	$24,483
Acquisitions	1	177
Reported medical costs:
Current year	180,423	157,601
Prior years	(760)	(350)
Total reported medical costs	179,663	157,251
Medical payments:
Payments for current year	(149,671)	(130,788)
Payments for prior years	(26,257)	(22,059)
Total medical payments	(175,928)	(152,847)
Medical costs payable, end of period	$32,792	$29,064
For the nine months ended September 30, 2023 and 2022, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $22.7 billion and $20.0 billion at September 30, 2023 and December 31, 2022, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In March 2023, the Company issued $6.5 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.250% notes due January 2029	$1,250
4.500% notes due April 2033	1,500
5.050% notes due April 2053	2,000
5.200% notes due April 2063	1,750
As of September 30, 2023, the Company had $2.6 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.3%.
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
The following table provides details of the Company’s dividend payments during the nine months ended September 30, 2023:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 21	$1.65	$1,537
June 27	1.88	1,747
September 19	1.88	1,739
7.    Commitments and Contingencies
Pending Acquisitions
As of September 30, 2023, the Company has entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $5 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau (CFPB), the Defense Contract Audit Agency and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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

8.    Business Combinations
During the nine months ended September 30, 2023, the Company completed several business combinations for total consideration of $8.4 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$104
Accounts receivable and other current assets	587
Property, equipment and other long-term assets	573
Other intangible assets	1,800
Total identifiable assets acquired	3,064
Medical costs payable	(1)
Accounts payable and other current liabilities	(551)
Other long-term liabilities	(661)
Total identifiable liabilities acquired	(1,213)
Total net identifiable assets	1,851
Goodwill	8,073
Redeemable noncontrolling interests	(121)
Nonredeemable noncontrolling interests	(1,339)
Net assets acquired	$8,464
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Acquired finite-lived intangible assets:
Customer-related	$223	12 years
Trademarks and technology	171	5 years
Other	42	6 years
Total acquired finite-lived intangible assets	436	9 years
Total acquired indefinite-lived intangible assets - operating licenses and certificates	1,364
Total acquired intangible assets	$1,800
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through September 30, 2023, acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the nine months ended September 30, 2023 and 2022, as if the business combinations had occurred on January 1, 2022, were immaterial for both periods.

9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 10-K. Total assets at Optum Health increased to $86.9 billion as of September 30, 2023 compared to $69.0 billion as of December 31, 2022, including an increase to goodwill from business combinations of $7.3 billion.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenues - unaffiliated customers:
Premiums	$66,709	$5,630	$—	$—	$—	$5,630	$—	$72,339
Products	—	61	40	10,253	—	10,354	—	10,354
Services	2,550	3,629	1,938	554	—	6,121	—	8,671
Total revenues - unaffiliated customers	69,259	9,320	1,978	10,807	—	22,105	—	91,364
Total revenues - affiliated customers	—	14,227	2,964	17,999	(961)	34,229	(34,229)	—
Investment and other income	594	317	35	51	—	403	—	997
Total revenues	$69,853	$23,864	$4,977	$28,857	$(961)	$56,737	$(34,229)	$92,361
Earnings from operations	$4,592	$1,568	$1,109	$1,257	$—	$3,934	$—	$8,526
Interest expense	—	—	—	—	—	—	(834)	(834)
Earnings before income taxes	$4,592	$1,568	$1,109	$1,257	$—	$3,934	$(834)	$7,692
Three Months Ended September 30, 2022
Revenues - unaffiliated customers:
Premiums	$59,375	$5,116	$—	$—	$—	$5,116	$—	$64,491
Products	—	2	37	9,151	—	9,190	—	9,190
Services	2,435	2,756	1,067	442	—	4,265	—	6,700
Total revenues - unaffiliated customers	61,810	7,874	1,104	9,593	—	18,571	—	80,381
Total revenues - affiliated customers	—	10,302	2,566	15,592	(800)	27,660	(27,660)	—
Investment and other income	185	287	23	18	—	328	—	513
Total revenues	$61,995	$18,463	$3,693	$25,203	$(800)	$46,559	$(27,660)	$80,894
Earnings from operations	$3,799	$1,575	$1,007	$1,081	$—	$3,663	$—	$7,462
Interest expense	—	—	—	—	—	—	(516)	(516)
Earnings before income taxes	$3,799	$1,575	$1,007	$1,081	$—	$3,663	$(516)	$6,946

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2023
Revenues - unaffiliated customers:
Premiums	$201,214	$16,385	$—	$—	$—	$16,385	$—	$217,599
Products	—	156	119	30,997	—	31,272	—	31,272
Services	7,689	10,259	5,859	1,607	—	17,725	—	25,414
Total revenues - unaffiliated customers	208,903	26,800	5,978	32,604	—	65,382	—	274,285
Total revenues - affiliated customers	—	42,947	8,089	52,174	(2,713)	100,497	(100,497)	—
Investment and other income	1,649	1,038	80	143	—	1,261	—	2,910
Total revenues	$210,552	$70,785	$14,147	$84,921	$(2,713)	$167,140	$(100,497)	$277,195
Earnings from operations	$13,293	$4,869	$2,984	$3,523	$—	$11,376	$—	$24,669
Interest expense	—	—	—	—	—	—	(2,416)	(2,416)
Earnings before income taxes	$13,293	$4,869	$2,984	$3,523	$—	$11,376	$(2,416)	$22,253
Nine Months Ended September 30, 2022
Revenues - unaffiliated customers:
Premiums	$178,680	$13,777	$—	$—	$—	$13,777	$—	$192,457
Products	—	14	135	27,877	—	28,026	—	28,026
Services	7,492	8,054	3,075	1,096	—	12,225	—	19,717
Total revenues - unaffiliated customers	186,172	21,845	3,210	28,973	—	54,028	—	240,200
Total revenues - affiliated customers	—	30,355	6,885	44,921	(1,941)	80,220	(80,220)	—
Investment and other income	523	528	99	25	—	652	—	1,175
Total revenues	$186,695	$52,728	$10,194	$73,919	$(1,941)	$134,900	$(80,220)	$241,375
Earnings from operations	$11,447	$4,340	$2,693	$3,064	$—	$10,097	$—	$21,544
Interest expense	—	—	—	—	—	—	(1,416)	(1,416)
Earnings before income taxes	$11,447	$4,340	$2,693	$3,064	$—	$10,097	$(1,416)	$20,128

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

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. During the third quarter we continued to observe increased care patterns, primarily related to outpatient procedures for seniors, consistent with the levels observed in the second quarter, and which may continue in future periods. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.
Medicaid Redeterminations. The majority of states have resumed Medicaid redeterminations, which have impacted the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to benefits.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2023 year-over-year operating comparisons to third quarter 2022 and other financial results.
•Consolidated revenues grew 14%, UnitedHealthcare revenues grew 13% and Optum revenues grew 22%.
•UnitedHealthcare served 1.5 million more people, driven by growth across each of our businesses.
•Consolidated earnings from operations of $8.5 billion compared to $7.5 billion last year, including growth of 21% at UnitedHealthcare and 7% at Optum.
•Diluted earnings per common share were $6.24.
•Cash flows from operations for the nine months ended September 30, 2023 were $34.3 billion.
•Return on equity was 28.0%.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues:
Premiums	$72,339	$64,491	$7,848	12%	$217,599	$192,457	$25,142	13%
Products	10,354	9,190	1,164	13	31,272	28,026	3,246	12
Services	8,671	6,700	1,971	29	25,414	19,717	5,697	29
Investment and other income	997	513	484	94	2,910	1,175	1,735	148
Total revenues	92,361	80,894	11,467	14	277,195	241,375	35,820	15
Operating costs:
Medical costs	59,550	52,635	6,915	13	179,663	157,251	22,412	14
Operating costs	13,855	11,663	2,192	19	41,289	34,773	6,516	19
Cost of products sold	9,423	8,306	1,117	13	28,576	25,389	3,187	13
Depreciation and amortization	1,007	828	179	22	2,998	2,418	580	24
Total operating costs	83,835	73,432	10,403	14	252,526	219,831	32,695	15
Earnings from operations	8,526	7,462	1,064	14	24,669	21,544	3,125	15
Interest expense	(834)	(516)	(318)	62	(2,416)	(1,416)	(1,000)	71
Earnings before income taxes	7,692	6,946	746	11	22,253	20,128	2,125	11
Provision for income taxes	(1,654)	(1,562)	(92)	6	(4,784)	(4,397)	(387)	9
Net earnings	6,038	5,384	654	12	17,469	15,731	1,738	11
Earnings attributable to noncontrolling interests	(197)	(122)	(75)	61	(543)	(372)	(171)	46
Net earnings attributable to UnitedHealth Group common shareholders	$5,841	$5,262	$579	11%	$16,926	$15,359	$1,567	10%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$6.24	$5.55	$0.69		$18.01	$16.15	$1.86
Medical care ratio (a)	82.3%	81.6%	0.7%		82.6%	81.7%	0.9%
Operating cost ratio	15.0	14.4	0.6		14.9	14.4	0.5
Operating margin	9.2	9.2	—		8.9	8.9	—
Tax rate	21.5	22.5	(1.0)		21.5	21.8	(0.3)
Net earnings margin (b)	6.3	6.5	(0.2)		6.1	6.4	(0.3)
Return on equity (c)	28.0%	28.5%	(0.5)%		27.7%	28.1%	(0.4)%
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
UnitedHealthcare	$69,853	$61,995	$7,858	13%	$210,552	$186,695	$23,857	13%
Optum Health	23,864	18,463	5,401	29	70,785	52,728	18,057	34
Optum Insight	4,977	3,693	1,284	35	14,147	10,194	3,953	39
Optum Rx	28,857	25,203	3,654	14	84,921	73,919	11,002	15
Optum eliminations	(961)	(800)	(161)	20	(2,713)	(1,941)	(772)	40
Optum	56,737	46,559	10,178	22	167,140	134,900	32,240	24
Eliminations	(34,229)	(27,660)	(6,569)	24	(100,497)	(80,220)	(20,277)	25
Consolidated revenues	$92,361	$80,894	$11,467	14%	$277,195	$241,375	$35,820	15%
Earnings from operations
UnitedHealthcare	$4,592	$3,799	$793	21%	$13,293	$11,447	$1,846	16%
Optum Health	1,568	1,575	(7)	—	4,869	4,340	529	12
Optum Insight	1,109	1,007	102	10	2,984	2,693	291	11
Optum Rx	1,257	1,081	176	16	3,523	3,064	459	15
Optum	3,934	3,663	271	7	11,376	10,097	1,279	13
Consolidated earnings from operations	$8,526	$7,462	$1,064	14%	$24,669	$21,544	$3,125	15%
Operating margin
UnitedHealthcare	6.6%	6.1%	0.5%		6.3%	6.1%	0.2%
Optum Health	6.6	8.5	(1.9)		6.9	8.2	(1.3)
Optum Insight	22.3	27.3	(5.0)		21.1	26.4	(5.3)
Optum Rx	4.4	4.3	0.1		4.1	4.1	—
Optum	6.9	7.9	(1.0)		6.8	7.5	(0.7)
Consolidated operating margin	9.2%	9.2%	—%		8.9%	8.9%	—%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
UnitedHealthcare Employer & Individual - Domestic	$16,854	$15,929	$925	6%	$50,157	$47,318	$2,839	6%
UnitedHealthcare Employer & Individual - Global	2,417	2,120	297	14	6,905	6,500	405	6
UnitedHealthcare Employer & Individual - Total	19,271	18,049	1,222	7	57,062	53,818	3,244	6
UnitedHealthcare Medicare & Retirement	32,022	27,895	4,127	15	97,468	85,620	11,848	14
UnitedHealthcare Community & State	18,560	16,051	2,509	16	56,022	47,257	8,765	19
Total UnitedHealthcare revenues	$69,853	$61,995	$7,858	13%	$210,552	$186,695	$23,857	13%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2023	2022	2023 vs. 2022
Commercial - Domestic:
Risk-based	8,120	8,055	65	1%
Fee-based	19,130	18,500	630	3
Total Commercial - Domestic	27,250	26,555	695	3
Medicare Advantage	7,645	7,035	610	9
Medicaid	8,065	8,005	60	1
Medicare Supplement (Standardized)	4,345	4,370	(25)	(1)
Total Community and Senior	20,055	19,410	645	3
Total UnitedHealthcare - Domestic Medical	47,305	45,965	1,340	3
Commercial - Global	5,475	5,360	115	2
Total UnitedHealthcare - Medical	52,780	51,325	1,455	3%
Supplemental Data:
Medicare Part D stand-alone	3,335	3,310	25	1%
UnitedHealthcare’s revenues increased due to growth in the number of people served through individual and group Medicare Advantage plans; growth in people served with higher acuity needs partially offset by Medicaid redeterminations; and an increase in the number of people served through commercial offerings. Earnings from operations increased due to increased investment income and the factors impacting revenue, partially offset by elevated care activity, primarily relating to outpatient care for seniors.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements and business combinations. For the nine months ended September 30, 2023, earnings from operations increased, while remaining consistent for the three months ended September 30, 2023, due to cost management initiatives and increased investment income, offset by higher senior outpatient and behavioral health care activity, costs associated with serving newly added patients under value-based care arrangements and decreased asset dispositions. Optum Health served approximately 103 million people as of September 30, 2023 compared to 101 million people as of September 30, 2022.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in business services as a result of business combinations and growth in technology services.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to growth in pharmacy offerings and higher script volumes from both new clients and growth in existing clients. Earnings from operations also increased as a result of continued supply chain and operating cost management initiatives. Optum Rx fulfilled 383 million and 359 million adjusted scripts in the third quarters of 2023 and 2022, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2023	2022	2023 vs. 2022
Sources of cash:
Cash provided by operating activities	$34,261	$30,739	$3,522
Issuances of short-term borrowings and long-term debt, net of repayments	5,848	3,806	2,042
Proceeds from common stock issuances	1,039	1,084	(45)
Customer funds administered	2,037	7,028	(4,991)
Other	—	50	(50)
Total sources of cash	43,185	42,707
Uses of cash:
Common stock repurchases	(6,500)	(6,000)	(500)
Cash paid for acquisitions, net of cash assumed	(8,389)	(7,154)	(1,235)
Purchases of investments, net of sales and maturities	(2,850)	(4,067)	1,217
Purchases of property, equipment and capitalized software	(2,427)	(1,936)	(491)
Cash dividends paid	(5,023)	(4,450)	(573)
Other	(2,495)	(1,634)	(861)
Total uses of cash	(27,684)	(25,241)
Effect of exchange rate changes on cash and cash equivalents	49	4	45
Net increase in cash and cash equivalents	$15,550	$17,470	$(1,920)
2023 Cash Flows Compared to 2022 Cash Flows
Increased cash flows provided by operating activities were primarily driven by increased net earnings and the receipt of our October CMS premium payment of $11.9 billion and $9.8 billion in September 2023 and 2022, respectively. Other significant changes in sources or uses of cash year-over-year included increased net issuances of short-term borrowings and long-term debt and decreased net purchases of investments, partially offset by decreased customer funds administered, primarily driven by Medicare Part D timing, and increased cash paid for acquisitions.
Financial Condition
As of September 30, 2023, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $87.5 billion included approximately $38.9 billion of cash and cash equivalents (of which $1.5 billion was available for general corporate use), $44.4 billion of debt securities and $4.2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 3.8 years and a weighted-average credit rating of “Double A” as of September 30, 2023. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2022 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. During the nine months ended September 30, 2023, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.

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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2023, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 38%.
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
Credit Ratings. Our credit ratings as of September 30, 2023 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A2	Stable	A+	Stable	A	Stable	A	Stable
Commercial paper	P-1	n/a	A-1	n/a	F1	n/a	AMB-1+	n/a
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
Share Repurchase Program. During the nine months ended September 30, 2023, we repurchased approximately 13 million shares at an average price of $485.10 per share. As of September 30, 2023, we had Board of Directors’ authorization to purchase up to 18 million shares of our common stock.
Dividends. In June 2023, the Company’s Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. As of September 30, 2023, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $5 billion.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2023 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2023
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$971	$419	$(3,408)	$(7,067)
1	486	209	(1,758)	(3,846)
(1)	(486)	(193)	1,858	4,635
(2)	(971)	(386)	3,800	10,274
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Third Quarter 2023

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2023	1.2	$481.19	1.2	19.6
August 31, 2023	1.0	501.09	1.0	18.6
September 30, 2023	0.9	488.62	0.9	17.7
Total	3.1	$489.56	3.1
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

ITEM 5.    OTHER INFORMATION
Trading Arrangements

During the quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	November 6, 2023
Andrew Witty

/s/ JOHN REX	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated:	November 6, 2023
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 6, 2023
Thomas Roos