Form 10-K
period 2023-12-31
UNITEDHEALTH GROUP INC
filed 2024-02-28
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was $444,627,758,226 (based on the last reported sale price of $480.64 per share on June 30, 2023 as reported on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2024, there were 921,934,109 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
OUR BUSINESSES
Overview
The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
UnitedHealth Group Incorporated is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two distinct, yet complementary businesses — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations we are privileged to serve.
The ability to analyze complex data and apply deep health care expertise and insights allows us to serve patients, consumers, care providers, businesses, communities and governments with more innovative products and complete, end-to-end offerings for many of the biggest challenges facing health care today.
Optum seeks to create a higher-performing, value-oriented and more connected approach to health care. Bringing together clinical expertise, technology and data to make care simpler, more effective and more affordable, we seek to advance whole-person health, creating a seamless consumer experience and supporting clinicians with insights to deliver personalized, evidence-based care. Optum serves the broad health care marketplace, including patients and consumers, payers, care providers, employers, governments and life sciences companies, through its Optum Health, Optum Insight and Optum Rx businesses. These businesses improve overall health system performance by optimizing health care quality and delivery, reducing costs and improving patient, consumer and provider experience, leveraging distinctive capabilities in data and analytics, pharmacy care services, health care operations, population health and health financial services.
UnitedHealthcare offers a full range of health benefits designed to simplify the health care experience and make it more affordable for consumers to access high-quality care. UnitedHealthcare Employer & Individual serves consumers and employers, ranging from sole proprietorships to large, multi-site and national employers and public sector employers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits to seniors and other Medicare eligible consumers. UnitedHealthcare Community & State serves consumers who are economically disadvantaged, the medically underserved and those without the benefit of employer sponsored health benefits coverage.
We have four reportable segments:
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State.
Optum
Optum is an information and technology-enabled health services business serving the broad health care marketplace, including:
•Those who need care: patients who need the right care, information, resources, products and engagement to improve their health, achieve their health goals and receive an improved patient experience that is personalized, comprehensive and delivered in all care settings, including in-home and virtually.
•Those who provide care: physicians, hospitals, pharmacies and others seeking to improve the health system and reduce the administrative burden allowing for providers to focus time on patients leading to the best possible patient care and experiences while achieving better health outcomes at lower costs. Improved health outcomes are achieved by utilizing our clinical expertise, data and analytics to better understand, treat and prevent consumers’ health conditions and ensure they receive the best evidence-based care.
•Those who pay for care: consumers; employers; health plans; and state, federal and municipal agencies devoted to ensuring the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family and community has access to the care they need.
•Those who innovate for care: global life sciences organizations dedicated to developing more effective approaches to care, enabling technologies and medicines to improve care delivery and health outcomes.

Optum operates three business segments which combine distinctive capabilities in value-based care, population health, health care operations, data and analytics and pharmacy care services:
•Optum Health delivers patient-centered care, care management, wellness and consumer engagement, and health financial services;
•Optum Insight offers data, analytics, research, consulting, technology and managed services solutions; and
•Optum Rx provides diversified pharmacy care services.
Optum Health
Optum Health provides comprehensive and patient-centered care, addressing the physical, mental, social, and financial well-being of 103 million consumers and serves more than 100 health payer partners. We engage people in the most appropriate care settings, including clinical sites, in-home and virtual. Optum Health delivers primary, specialty, surgical and urgent care; helps patients and providers navigate and address complex, chronic and behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. Optum Health works directly with patients, consumers, care delivery systems, providers, employers, payers, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care. Optum Health enables care providers to transition from traditional fee-for-service payment models to performance-based delivery and payment models designed to improve patient health outcomes and experience through value-based care.
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
Optum Financial, including Optum Bank, serves consumers through more than 24 million consumer accounts with nearly $22 billion in assets under management as of December 31, 2023. Organizations across the health system rely on Optum Financial to manage and improve payment flows through its highly automated, scalable, end-to-end digital payment and financing systems and integrated card solutions. For financial services offerings, Optum Financial charges fees and earns investment income on managed funds.
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

The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with Optum Insight’s customers. Optum Insight’s aggregate backlog as of December 31, 2023 was approximately $32.1 billion, of which $18.7 billion is expected to be realized within the next 12 months. The aggregate backlog includes $11.9 billion related to affiliated agreements. Optum Insight’s aggregate backlog as of December 31, 2022, was $30.0 billion, including $10.7 billion related to affiliated agreements.
Optum Insight’s products and services are sold primarily through a direct sales force. Optum Insight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface Optum Insight’s products with their applications.
Optum Rx
Optum Rx provides a full spectrum of pharmacy care services through its network of more than 65,000 retail pharmacies, through home delivery, specialty and community health pharmacies, the provision of in-home and community-based infusion services and through rare disease and gene therapy support services. It also offers direct-to-consumer solutions.
Optum Rx manages a broad range of prescription drug spend, including widely available retail drugs as well as limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology. Optum Rx serves the growing pharmacy needs of people with behavioral health and substance use disorders. In 2023, Optum Rx managed $159 billion in pharmaceutical spending, including $63 billion in specialty pharmaceutical spending.
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
In the United States, UnitedHealthcare arranges for discounted access to care through networks which, as of December 31, 2023, include 1.8 million physicians and other health care professionals and nearly 7,200 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
Domestically, UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, and individuals. As of December 31, 2023, UnitedHealthcare Employer & Individual provides access to medical services for 27.3 million people. Globally, UnitedHealthcare Employer & Individual serves 7.8 million people with medical and dental benefits, typically in exchange for a monthly premium per member, residing principally in Brazil, Chile, Colombia and Peru, but also in more than 150 other countries. UnitedHealthcare Employer & Individual offers health care delivery in our principal global markets through hospitals, outpatient and ambulatory clinics and surgery centers to UnitedHealthcare Employer & Individual global members and consumers served by other payers.
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
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to seniors and other Medicare eligible consumers, addressing their unique needs. UnitedHealthcare Medicare & Retirement has distinct benefit designs, pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
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
Major product categories include:
Medicare Advantage. Provides health care coverage for seniors and other eligible Medicare beneficiaries through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health benefits coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement served 7.7 million people through its Medicare Advantage products as of December 31, 2023.
We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting of care. For example, through our HouseCalls program, nurse practitioners performed more than 2.7 million clinical preventive home care visits in 2023 to address unmet care opportunities and close gaps in care.
Medicare Part D. Provides Medicare Part D benefits to beneficiaries through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. As of December 31, 2023, UnitedHealthcare enrolled 10.2 million people in the Medicare Part D programs, including 3.3 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. Provides a full range of supplemental products at diverse price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program. UnitedHealthcare

Medicare & Retirement served 4.4 million seniors nationwide through various Medicare Supplement products in association with AARP as of December 31, 2023.
Premium revenues from CMS represented 40% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2023, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families; Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2023, UnitedHealthcare Community & State participated in programs in 32 states and the District of Columbia, and served more than 7.8 million people; including 1.3 million people through Medicaid expansion programs in 19 states under the Patient Protection and Affordable Care Act (ACA).
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
Non-U.S. Regulation
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. businesses and operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating outside the United States, such as the Foreign Corrupt Practices Act (FCPA), which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
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
HUMAN CAPITAL RESOURCES
Our more than 440,000 employees, as of December 31, 2023, including nearly 160,000 clinical professionals, are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, inclusion, relationships, innovation, performance and quality align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience, improve health outcomes and advance health equity. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission.
We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. Our approach is data-driven and leader-led and uses enterprise and business scorecards to ensure our leaders are accountable for a consistent focus on hiring, developing, advancing and retaining diverse talent. We have embedded inclusion and diversity throughout our culture, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We strive to maintain a sustainable and diverse talent pipeline by building strong strategic partnerships and outreach through early career programs, internships and apprenticeships. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our diverse talent. To foster an engaged workforce and an inclusive culture, we invest in a broad array of skills-based learning and culture development programs. We rely on a shared leadership framework, which clearly and objectively defines our expectations, enables an environment where everyone has the opportunity to learn and grow, and helps us identify, develop and deploy talent to help achieve our mission.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of February 28, 2024, including the business experience of each executive officer during the past five years:

Name	Age	Position
Andrew Witty	59	Chief Executive Officer
Dirk McMahon	64	President and Chief Operating Officer
John Rex	62	Executive Vice President and Chief Financial Officer
Rupert Bondy	62	Executive Vice President, Chief Legal Officer and Corporate Secretary
Erin McSweeney	59	Executive Vice President and Chief People Officer
Thomas Roos	51	Senior Vice President and Chief Accounting Officer
Brian Thompson	49	Chief Executive Officer of UnitedHealthcare
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
Dirk McMahon has served as President and Chief Operating Officer of UnitedHealth Group since February 2021. He previously served as Chief Executive Officer of UnitedHealthcare from June 2019 to April 2021, President and Chief Operating Officer of Optum from April 2017 to June 2019 and Executive Vice President, Operations at UnitedHealth Group from November 2014 to April 2017. Dirk also served as Chief Executive Officer of Optum Rx from November 2011 to November 2014. Prior to 2011, he held various positions in UnitedHealthcare in operations, technology and finance.
John Rex has served as Executive Vice President and Chief Financial Officer of UnitedHealth Group since June 2016. From March 2012 to June 2016, he served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, John was a Managing Director at JP Morgan, a global financial services firm.
Rupert Bondy has served as Executive Vice President and Chief Legal Officer of UnitedHealth Group since March 2022 and additionally as Corporate Secretary since April 2022. Prior to joining UnitedHealth Group, Rupert served as Senior Vice President, General Counsel and Corporate Secretary at Reckitt Benckiser Group, a consumer goods group focused on hygiene, health and nutrition products, from January 2017 to February 2022. Prior to his service with Reckitt Benckiser Group, he served as Group General Counsel of BP plc, an international energy company, and, among his prior positions, as Senior Vice President and General Counsel of GlaxoSmithKline, a global pharmaceutical company.
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
Brian Thompson has served as Chief Executive Officer of UnitedHealthcare since April 2021. Prior to his service in this role, he served as Chief Executive Officer of UnitedHealthcare's government programs including Medicare & Retirement and Community & State from July 2019 to April 2021; as Chief Executive Officer of Medicare & Retirement from April 2017 to July 2019; and as Chief Financial Officer of UnitedHealthcare’s Employer & Individual and Medicare & Retirement businesses from August 2010 to April 2017.

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
The following discussion contains cautionary statements regarding our business, which investors and others should consider. We do not undertake to address in future filings with the SEC or other communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in our previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other SEC filings or public statements we make may turn out to be wrong. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining our future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions which are difficult to predict or quantify.
Risks Related to Our Business and Our Industry
If we fail to estimate, price for and manage our medical costs or design benefits in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict and effectively price for and manage medical costs. Our Optum Health business also enters into fully accountable value-based arrangements with payers. Premium revenues from risk-based products constitute nearly 80% of our total consolidated revenues. Estimates of benefit expense payments involve extensive judgement and are subject to considerable inherent variability. Relatively small differences between predicted and actual medical costs, or utilization rates as a percentage of revenues, can result in significant changes in our financial results. If we fail to predict accurately, or effectively price for or manage, the costs of providing care under risk-based arrangements, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of competitive provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Although we base the premiums we charge on our estimates of future medical costs over the fixed contract period, many factors may cause, and have previously caused, actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, business mix, unexpected differences among new customer populations, increased cost of individual services, costs to deliver care, large-scale medical emergencies, the potential effects of climate change, pandemics, the introduction of new or costly drugs or increases in drug prices, treatments and technology, new treatment guidelines, newly mandated benefits or other regulatory changes and insured population characteristics. Cost increases in excess of our forecasts typically cannot be recovered in the fixed premium period through higher premiums. For Optum Health’s fully accountable value-based care, any inability to provide higher-quality outcomes and better experiences at lower costs or to integrate our care delivery models could impact our results of operations, financial positions and cash flows.

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
Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to effectively maintain or protect the integrity of our data and information systems, including systems powered by or incorporating artificial intelligence and machine learning (AI/ML), we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences.
The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. We depend on the integrity of the data in our information systems to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and accurately report our results of operations. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices and new tools and products that leverage AI/ML to improve the customer experience. We anticipate that fast-evolving AI/ML technologies, including generative AI, will play an increasingly important role in our information systems and customer-facing technology products. Our ability to protect and enhance existing systems and develop new systems to keep pace with changes in information processing technology (including AI/ML), regulatory standards and changing customer preferences will require an ongoing commitment of significant development and operational resources. If these commitments fail to provide the anticipated benefits, if we are unable to successfully anticipate future technology developments, or if the cost to keep pace with the technological changes exceed our estimates, we could be exposed to reputational harm and experience adverse effects on our business.
We may not successfully implement our initiatives to consolidate the number of systems we operate, upgrade and expand our information systems’ capabilities, integrate and enhance our systems and develop new systems to keep pace with recent regulations and changes in information processing technology. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs.
Some of our businesses sell and install software products which may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.
Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and health information technologies, including those powered by or incorporating AI/ML, may alter the competitive landscape or impose new compliance requirements and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in our markets.
If we or third parties we rely on sustain cyber-attacks or other privacy or data security incidents resulting in disruption to our operations or the disclosure of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, negative operational affects, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyber-attacks and other security threats and have previously been, and may in the future be, subject to compromises of the information technology systems we use, information we hold, or information held on our behalf by third parties. While we have programs in place to detect, contain and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cyber threats to protect against cyber risks and security incidents, we expect that we will continue to experience these incidents, some of which may negatively affect our business. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, in part due to use of evolving AI/ML technologies (including generative AI), and because our businesses are changing as well, we may be unable to anticipate these techniques and threats, detect data security incidents or implement adequate preventive measures. Threat actors and hackers have previously been, and may in the future be, able to negatively affect our operations by penetrating our security controls and causing system and operational disruptions or shutdowns, accessing, misappropriating or otherwise compromising protected personal information or proprietary or confidential information or that of third parties, and developing and deploying viruses, ransomware and other malware that can attack our systems, exploit any security vulnerabilities, and disrupt or shutdown our systems and operations. In addition, hardware, software, or applications we develop or procure from third parties may contain defects or other problems which could unexpectedly compromise our information security controls. Our systems may also be vulnerable to financial fraud schemes, misplaced or lost data, human error, malicious social engineering, or other events which could negatively affect the data or financial accounts, proprietary or confidential information relating to our business or third parties, or our operations. There have previously been and may be in the future heightened vulnerabilities due to the lack of physical supervision and on-site infrastructure for remote workforce operations and for recently-acquired or non-integrated businesses. We rely in some circumstances on third-party vendors to process, store and transmit large amounts of data for our business whose operations are subject to similar risks.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. We have business continuation and resiliency plans which are maintained, updated and tested regularly in an effort to contain and remediate potential disruptions or cyber events. If our remediation efforts are not successful, we may experience operational interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, compromises of our security measures or the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties, previously and in the future, could expose us or them to the risk of financial or medical identity theft, negative operational affects, expose us or them to a risk of loss or misuse of this information, result in litigation and liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses face significant competition in all of the geographic markets in which we operate. In particular geographies or product segments, our competitors may have certain competitive advantages. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, among both our competitors and suppliers. Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase our profitability.
In addition, our success in the health care marketplace and future growth depends on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services which are useful and relevant to health care payers, consumers and our customers, we may not remain competitive and risk losing market share to existing competitors and disruptive new market entrants. We may face risks from new technologies and market entrants which could affect our existing relationship with health plan enrollees in these areas. We could sustain competitive disadvantages and loss of market share if we fail to continue developing innovative care models, including by accelerating the transition of care to value-based models that achieve higher quality outcomes and better experiences at lower costs and expand access to virtual and in-home care. Additionally, our competitive position could be adversely affected by any failure to develop and apply innovative technologies and other effective data and analytics capabilities or to provide services to our clients focused on these technologies and capabilities.
Our business, results of operations, financial position and cash flows also could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services demonstrating value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products. The resumption of Medicaid redeterminations has impacted our membership levels and may impact our ability to maintain market share if we are unable to retain or add new consumers to other benefit offerings.
If we fail to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers, our business could be materially and adversely affected.
We depend substantially on our continued ability to contract with health care payers (as a service provider to those payers), as well as physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers and other care and service providers at competitive prices. If we fail to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, our failure to do so could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, some of our activities related to network design, provider participation in networks and provider payments could result in disputes, which may be costly and attract negative publicity.
In any particular market, physicians and health care providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions which could diminish our bargaining power. In addition, Accountable Care Organizations (ACOs); physician group management services organizations (which aggregate physician practices for administrative efficiency); and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way we price our products and estimate our costs, which might require us to incur costs to change our operations in an effort to mitigate these impacts. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
Our health care benefits businesses have risk-based arrangements with some physicians, hospitals and other health care providers. These arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care providers. To the extent a risk-based health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the arrangement, we may be held responsible for unpaid health care claims which should have been the responsibility of the health care provider and for which we have already paid the provider. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with which we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. They may also fail to provide us with the information we need to effectively conduct our businesses, such as information enabling us to estimate costs of care. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
Some providers that render services to our members do not have contracts with us. In some instances, those providers may dispute the payment for these services and may institute litigation or arbitration relying on state and federal laws that define the compensation that must be paid to out-of-network providers in some circumstances.
The success of some of our businesses depends on maintaining satisfactory relationships with physicians as our employees, independent contractors or joint venture partners. The physicians who practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition to acquire or manage physician practices or to employ or contract with individual physicians. Our revenues could be materially and adversely affected if we are unable to maintain or expand satisfactory relationships with physicians, to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following physician departures. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with or fail to adequately price their contracts with these third-party payer competitors.
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
We are routinely subject to various private party and governmental legal actions and investigations, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of private party and governmental legal actions and investigations related to, among other matters, the design, management and delivery of our product and service offerings. Any failure by us to adhere to the laws and regulations applicable to our businesses could subject us to civil and criminal penalties.
Legal actions to which we are a party have included and in the future could include matters related to health care benefits coverage and payment of claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by personnel at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), antitrust claims (including as a result of changes in the enforcement of antitrust laws), whistleblower claims (including claims under the False Claims Act or similar statutes), matters related to our use of personal information or other proprietary data, claims related to alleged failure of our technology products to operate properly or fairly, contract and labor disputes, tax claims and claims related to disclosure of certain business practices. In addition, some of our pharmacy services operations are subject to clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. We operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others.
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
We cannot predict the outcome of significant legal actions in which we are involved. Even in situations where we engage external insurers, our coverage may not be sufficient to cover the entirety of certain claims. We incur expenses to resolve these matters and current and future legal actions could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. Moreover, certain legal actions could result in adverse publicity which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.
Our business could suffer, and our results of operations, financial position and cash flows could be materially and adversely affected, if we fail to successfully manage our strategic alliances, to complete, manage or integrate acquisitions and other significant strategic transactions or relationships domestically or outside the United States.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, governmental actions, such as actions by the FTC or DOJ, may affect our ability to complete strategic transactions, which could adversely affect our future growth. If we fail to identify and successfully complete transactions to meet our strategic objectives, including as a result of antitrust regulatory enforcement actions, such as those that have been brought against us in the past, we may be required to expend resources to develop products and technology internally, be placed at a competitive disadvantage or be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.
Successful acquisitions also require us to effectively integrate the acquired business into our existing operations, including our internal control environment and culture, or otherwise leveraging its operations which may present risks different from those presented by organic growth and may be difficult for us to manage. In addition, even with appropriate diligence, pre-acquisition practices of an acquired business have in the past and may in the future expose us to legal challenges and investigations that could subject us to criminal fines or reputational harm. Even if we are ultimately successful, defending such claims may be costly and result in negative publicity. If we cannot successfully integrate our acquired businesses and realize contemplated revenue growth opportunities, cost savings and other synergies, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
As we operate our business outside of the United States, we face risks different from those presented by acquisitions of domestic businesses, including risks in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Managing these risks could require us to devote significant senior management attention and other resources to the acquired businesses before we realize anticipated synergies or other benefits from those businesses. These risks vary widely by country and, outside of the United States, may include political instability, government intervention, unanticipated court decisions, discriminatory regulation and currency exchange controls or other restrictions, which could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate, or converting local currencies we hold into U.S. dollars or other currencies.

Foreign currency exchange rates and fluctuations have had and may in future periods have an impact on our shareholders’ equity from period to period, which could adversely affect our debt to debt-plus-equity ratio, and our future revenues, costs and cash flows from international operations. Any measures we may implement to reduce the effect of volatile currencies may be costly or ineffective.
We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have and could have an adverse effect on our business, results of operations, financial condition and financial performance.
Large-scale medical emergencies, pandemics, natural disasters, public health crises and other extreme events could have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and impair our ability to provide services to our clients and customers. In addition, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, and our clinical and non-clinical workforce could be affected and sustain a reduced capacity to handle demand for care. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enactment of emergency powers in response to public health crises could disrupt our business operations, including by restricting availability of or our ability to deliver pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
Our sales performance will suffer if we do not adequately attract, retain and provide support to a network of independent producers and consultants.
Our products and services are sold in part through nonexclusive producers and consultants for whose services and allegiance we must compete. Our sales could be materially and adversely affected if we are unable to attract, retain and support independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels. Our relationships with producers could be impaired by changes in our business practices and the terms of our relationships, including commission levels.
Our businesses are subject to risks associated with unfavorable economic conditions.
Unfavorable economic conditions may have a range of impacts on the demand for our products and services. Such conditions also have caused and in future periods could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer particular coverage on a voluntary, employee-funded basis to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in people served and in the premium and fee revenues we generate.
A prolonged unfavorable economic environment could constrain state and federal budgets and result in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retroactively to apply to payments already negotiated or received from the government. In addition, state and federal budgetary pressures could cause the affected governments to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on health insurance and surcharges or fees on select fee-for-service and capitated medical claims. Any of these developments or actions could materially and adversely affect our results of operations, financial position and cash flows.
A prolonged unfavorable economic environment could also adversely impact the financial position of hospitals and other care providers which could negatively affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could have a material adverse effect on our financial results by impacting the customers of our Optum businesses, including health plans, hospitals, care providers, employers and others.
Our failure to attract, develop, retain, and manage the succession of key employees and executives could adversely affect our business, results of operations and future performance.
We depend on our ability to attract, develop and retain qualified employees and executives, including those with diverse backgrounds, experiences and skills, to operate and expand our business. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee that the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. Adverse changes to our corporate culture could harm our business operations and our ability to retain key employees and executives.
Our investment portfolio may sustain losses which could adversely affect our profitability.
Market fluctuations could impair the value of our investment portfolio and our profitability. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the substantial majority of the fair value of our investments as of December 31, 2023. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments which could adversely affect our profitability and equity.
Our investments may not produce total positive returns and we may sell investments at prices which are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial or market conditions, illiquidity or otherwise, could have an adverse effect on our equity. In addition, if it should become necessary for us to liquidate a material portion of our investment portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2023, our goodwill and other intangible assets had a carrying value of $119 billion, representing 43% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings.
If we are not able to protect our proprietary rights to our databases, software and related products, or other intellectual property, our ability to market our knowledge and information-related businesses could suffer.
We rely on our agreements with customers, confidentiality agreements with employees and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, intellectual property rights inherent in software are the subject of substantial litigation, and we expect our software products to be increasingly subject to third-party infringement claims as the number of products and competitors in the health care-focused software industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services which could materially and adversely affect our results of operations, financial position and cash flows.
Any downgrades in our credit ratings could increase our borrowing and operating costs.
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
Some of our businesses provide products or services to government agencies. For example, some of our Optum and UnitedHealthcare businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of our contracts with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies which might be viewed to involve an actual or potential conflict of interest. These laws and regulations may limit our ability to pursue and perform certain types of engagements, thereby materially and adversely affecting our results of operations, financial position and cash flows.
Some of our Optum businesses are also subject to regulations distinct from those faced by our insurance and HMO subsidiaries, some of which could impact our relationships with physicians, hospitals and customers. These regulations include state telemedicine regulations; debt collection laws; banking regulations; distributor and producer licensing requirements; state corporate practice of medicine restrictions; fee-splitting rules; and health care facility licensure and certificate of need requirements. These risks and uncertainties may materially and adversely affect our ability to market or provide our products and services, or to achieve targeted operating margins, or may increase the regulatory burdens under which we operate.
The laws and rules governing our businesses and interpretations of those laws and rules are subject to frequent and often unpredictable change. For example, legislative, administrative and public policy changes to the ACA have been and likely will continue to be considered, and we cannot predict if the ACA will be further modified. Additionally, changes in tax laws or unfavorable resolutions of exams could create additional tax liabilities.
The integration of entities we acquire into our businesses may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules which did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could compel us to change how we do business, renegotiate existing contracts and other arrangements, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, resolution of commercial disputes and other actions.
We also must obtain and maintain regulatory approvals to market many of our products and services, increase prices for some regulated products and services and complete or integrate strategic transactions. For example, premium rates for our health insurance and managed care products are subject to regulatory review or approval in many states and by the federal government. Additionally, we must submit data on proposed rate increases to HHS on many of our products for monitoring purposes. Geographic and product expansions of our businesses may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.
We also currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relationships with non-U.S. regulators could adversely affect our ability to market our products and services or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations. Non-U.S. regulatory regimes, which vary by jurisdiction, encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers). Any foreign regulator or court may take an approach to the interpretation, implementation and enforcement of industry regulations which could differ from the approach taken by U.S. regulators or courts. In addition, our non-U.S. businesses and operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating outside the United States, such as the FCPA, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
The health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. Negative publicity may adversely affect our stock price and damage our reputation, and expose us to unexpected or unwarranted regulatory scrutiny.
As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments, audits and government investigations which could materially and adversely affect our business, results of operations, financial position and cash flows.
We participate in various federal, state and local government health care benefit programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs and CHIP, and receive substantial revenues from these programs. Some of our Optum businesses also provide services to payers participating in government health care programs. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies, or termination of the contract at the option of the government, has affected and in future periods may materially and adversely affect our results of operations, financial position and cash flows.
The government health care programs in which we participate are generally subject to frequent changes, including changes which may reduce the number of persons enrolled or eligible for coverage (such as Medicaid eligibility redeterminations in certain states), reduce the amount of reimbursement or payment levels, reduce our participation in, or prevent our expansion into, certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS in the past has reduced or frozen Medicare Advantage benchmarks and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit. States have also made changes in rates and reimbursements for Medicaid members and audits can result in unexpected recoupments.
Under the Medicaid managed care program, state Medicaid agencies solicit bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members who were enrolled in those Medicaid programs. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. Chronic failure to meet the benchmarks could result in termination of these government contracts. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. If any of these assumptions are materially incorrect, either as a result of unforeseen changes to the programs on which we bid, implementation of material program or policy changes after our bid submission, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs we participate in are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system providing various quality bonus payments to Medicare Advantage plans meeting specified quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management, handling of appeals and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits our plans can offer, which could materially and adversely affect the marketability of our plans and the number of people we serve. Any changes in standards or care delivery models applying to government health care programs, including Medicare and Medicaid, or our inability to maintain or improve our quality scores and star ratings to meet evolving government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which could materially and adversely affect our results of operations, financial position and cash flows.

CMS uses various payment mechanisms to allocate funding and adjust monthly capitation payments for Medicare programs. For Medicare Advantage plans, these adjustments are made according to the predicted health status of each beneficiary as supported by data from health care providers. For Medicare Part D plans, payment adjustments are driven by risk-sharing provisions based on a comparison of costs forecasted in our annual bids to actual prescription drug costs. Some state Medicaid programs utilize a similar process. For example, our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS or state agencies for purposes of determining the amount of certain payments to us. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (RADV) audits of selected Medicare health plans to validate the coding practices of and supporting documentation maintained by health care providers. Some of our local plans have been selected for such audits, which in the past have resulted and in future periods could result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS.
We have been involved, and in the future may become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims by private litigants or whistleblowers regarding, among other allegations, claims that we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Government investigations, audits, reviews and assessments could lead to government actions, which have resulted and in future periods could result in adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our pharmacy care services businesses face regulatory and operational risks and uncertainties which may differ from the risks of our other businesses.
We provide pharmacy care services through our Optum Rx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Further, various governmental agencies have conducted and continue to conduct investigations and studies into certain PBM practices, which have resulted and in future periods may result in PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could materially and adversely impact the PBM business model. As a provider of pharmacy benefit management services, Optum Rx is also subject to an increasing number of licensure, registration and other laws and accreditation standards. Optum Rx conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and Boards of Pharmacy.
We could face potential claims in connection with purported errors by our home delivery, specialty or compounding or clinic-based pharmacies or the provision of home infusion services, as well as claims related to the inherent risks in the packaging and distribution of pharmaceuticals and other health care products. Disruptions from any of our home delivery, specialty pharmacy or home infusion services could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our pharmacy care services businesses provide services to sponsors of health benefit plans subject to ERISA. A private party or the DOL, which is the agency that enforces ERISA, could assert that fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy care services businesses even where those businesses are not contractually obligated to assume fiduciary obligations. If a court were to determine such fiduciary obligations apply, we could be subject to claims for breaches of fiduciary obligations or claims we entered into prohibited transactions.
If we fail to comply with applicable privacy, security, technology and data laws, regulations and standards, including with respect to third-party service providers utilizing protected personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of protected personal information are regulated at the federal, state, international and industry levels and addressed in requirements imposed on us by contracts with customers. Additionally, legislative and regulatory action in the United States at the federal, state and local levels, as well as internationally, is emerging in the areas of AI/ML and automation. These laws, regulations and requirements are subject to change. Compliance with new privacy, security, technology and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations.

Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and AI/ML and automation in the European Union, UK, Chile, India and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers. For example, the European Union’s General Data Protection Regulation (GDPR) imposes stringent European Union data protection requirements on us or our customers, and prescribes substantial penalties for noncompliance.
Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard designed to protect payment card account data.
HIPAA requires business associates as well as covered entities to comply with specified privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain protected personal information in order to provide services to these customers. HHS administers its audit program to assess HIPAA compliance efforts by covered entities and business associates. An audit resulting in findings or allegations of noncompliance could damage our reputation and subject us to monetary and other sanctions.
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
As an enterprise, we increasingly rely on new and evolving technologies, including those powered by or incorporating AI/ML, as part of our internal operations and in the delivery of our products and services. New technologies have potential and power to improve and optimize operational processes and clinical outcomes across the healthcare system, but also present ethical, technological, legal, regulatory and other risks. With respect to AI/ML, we have developed and implemented policies and procedures intended to promote and sustain responsible design, development, and use of AI/ML, consistent with industry best practices. Any inadequacy or failure in compliance with our responsible use of AI/ML policies and procedures or emerging laws, regulations and standards governing AI/ML use could cause our technology products not to operate as intended or to produce outcomes that could have a material and adverse effect on our business, reputation, results of operations, financial position and cash flows.
Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our ability to reinvest in our business, service our debt and return capital to our shareholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
UnitedHealth Group manages cybersecurity and data protection through a continuously evolving framework. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve.
Our cybersecurity program is managed by our Chief Digital and Technology Officer and Chief Information Security Officer. The Audit and Finance Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit and Finance Committee receives regular updates from the Chief Digital and Technology Officer and Chief Information Security Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities.
The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Chief Digital and Technology Officer and Chief Information Security Officer, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, incidents are reported to the Audit and Finance Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope.
We work to require our third-party partners and contractors to handle data in accordance with our data privacy and information security requirements and applicable laws. We regularly engage with our suppliers, partners, contractors, service providers and internal development teams to identify and remediate vulnerabilities in a timely manner and monitor system upgrades to mitigate future risk, and ensure they employ appropriate and effective controls and continuity plans for their systems and operations.
To ensure that our program is designed and operating effectively, our infrastructure and information systems are audited periodically by internal and external auditors. We have obtained various certifications from industry-recognized certifying organizations as a result of certain external audits. We also perform regular vulnerability assessments and penetration tests to improve system security and address emerging security threats. Our internal audit team independently assesses security controls against our enterprise policies to evaluate compliance and leverages a combination of auditing and security frameworks to evaluate how leading practices are applied throughout our enterprise. Audit results and remediation progress are reported to and monitored by senior management and the Audit and Finance Committee. We also periodically partner with industry-leading cybersecurity firms to assess our cybersecurity program. These assessments complement our other assessment work by evaluating our cybersecurity program as a whole.
We complete an enterprise information risk assessment as part of our overall enterprise information security risk management assessment, which is overseen by our Chief Information Security Officer. This risk assessment is a review of internal and external threats that evaluates changes to the information risk landscape to inform the investments and program enhancements to be made in the future to rapidly respond and recover from potential attacks, including rebuild and recovery protocols for key systems. We evaluate our enterprise information security risk to ensure we address any unexpected or unforeseen changes in the risk environment or our systems and the resulting impacts are communicated to the Company’s overall enterprise risk management program.
We believe our Chief Digital and Technology Officer and Chief Information Security Officer have the appropriate knowledge and expertise to effectively manage our cybersecurity program. The Chief Digital and Technology Officer has experience leading enterprise digital transformation efforts for a large multinational corporation and held several leadership and growth positions at a global technology consulting and services firm before joining UnitedHealth Group. Our Chief Information Security Officer has experience leading a global digital portfolio for a large multinational corporation and held key leadership roles for a large technology and software company, including overseeing information security, before joining UnitedHealth Group.
As of December 31, 2023, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”
On February 22, 2024, we disclosed the occurrence of a cybersecurity incident. We continue to investigate the extent of the incident, which we believe was committed by cybercrime threat actors. As of the date of this report, we have not determined the incident is reasonably likely to materially impact our financial condition or results of operations.

ITEM 2.    PROPERTIES
We own and lease real properties to support our business operations in the United States and other countries. Our reportable segments use these facilities for their respective business purposes, and we believe the current facilities are suitable for their respective uses and are adequate for our anticipated future needs.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Legal Matters” and “Government Investigations, Audits and Reviews” in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2024, there were 9,853 holders of record of our common stock.
DIVIDEND POLICY
In June 2023, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share, which the Company had paid since June 2022. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2023

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
October 31, 2023	1.0	$524.30	1.0	16.7
November 30, 2023	0.9	537.53	0.9	15.8
December 31, 2023	0.9	544.83	0.9	14.9
Total	2.8	$535.34	2.8
(a)    In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2018, the Board of Directors renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 Index for the five-year period ended December 31, 2023. The comparisons assume the investment of $100 on December 31, 2018 in our common stock and in each index, and the reinvestment of dividends when paid.

	12/18	12/19	12/20	12/21	12/22	12/23
UnitedHealth Group	$100.00	$119.99	$145.43	$211.18	$225.85	$227.65
S&P Health Care Index	100.00	120.82	137.07	172.89	169.51	172.99
Dow Jones US Industrial Average	100.00	125.34	137.53	166.34	154.92	180.00
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
The stock price performance included in this graph is not necessarily indicative of future stock price performance. The preceding stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.
ITEM 6.     Reserved

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
Discussions of year-over-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2022.
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. Our two distinct, yet complementary businesses — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations we are privileged to serve.
We have four reportable segments across our two businesses:
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
Business Trends
Our businesses participate in the United States and certain other international health markets. In the United States, health care spending has grown consistently for many years and comprises 18% of gross domestic product (GDP). We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including care patterns, inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties” and we have observed increased care patterns as discussed below in “Medical Cost Trends.” Our 2024 benefit design approach contemplates these trends.
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

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs; care activity; and prescription drug costs. During 2023, we observed increased care patterns, primarily related to outpatient procedures for seniors, which we expect will persist throughout 2024, and may continue in future periods. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care.
Medicaid Redeterminations. The resumption of Medicaid redeterminations have impacted the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to care.
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality and patient experience, improve the health of populations and reduce costs. We are working to accelerate this vision through the innovation and integration of our care delivery models including in-clinic, in-home, behavioral and virtual care, and by using our data and analytics to provide clinicians with the necessary information in order to provide the best possible care in the most cost efficient setting. We continue to see a greater number of people enrolled in fully accountable value-based plans rewarding high-quality, affordable care and fostering collaboration.
This trend is creating needs for health management services which can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe provide growth opportunities for our Optum business platform. A key focus of our future growth is to accelerate the transition from fee-for-service care delivery and payment models to fully accountable value-based care. This transition requires initial costs such as system enhancements, integrated care coordination technology, physician training and clinical engagement. Enhanced clinical engagement is a critical step to improving the health outcomes of the people we serve and should result in lower costs to the overall health system over time.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to regulatory matters. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below industry forward medical trend. For example, the Final Notice for 2024 rates resulted in an industry base rate decrease, as did the January 2024 Advance Notice for 2025 rates, both of which are well short of what is an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will continue to result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
Pending Disposition. On December 22, 2023, we entered into an agreement to sell our operations in Brazil to a private investor, subject to regulatory approval and other closing conditions. We completed the disposition on February 6, 2024, and will record a loss of approximately $7 billion in the quarter ended March 31, 2024, the majority of which was due to foreign currency translation losses in accumulated other comprehensive income.

SELECTED OPERATING PERFORMANCE ITEMS
The following represents a summary of select 2023 year-over-year operating comparisons to 2022.
•Consolidated revenues increased by 15%, UnitedHealthcare revenues increased 13% and Optum revenues grew 24%.
•UnitedHealthcare served nearly 1.1 million more people, driven by growth in commercial and senior offerings.
•Earnings from operations increased by 14%, including an increase of 14% at UnitedHealthcare and 13% at Optum.
•Diluted earnings per common share increased 13% to $23.86.
•Cash flows from operations were $29.1 billion.
•Return on equity was 27.0%.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
Revenues:
Premiums	$290,827	$257,157	$226,233	$33,670	13%
Products	42,583	37,424	34,437	5,159	14
Services	34,123	27,551	24,603	6,572	24
Investment and other income	4,089	2,030	2,324	2,059	101
Total revenues	371,622	324,162	287,597	47,460	15
Operating costs:
Medical costs	241,894	210,842	186,911	31,052	15
Operating costs	54,628	47,782	42,579	6,846	14
Cost of products sold	38,770	33,703	31,034	5,067	15
Depreciation and amortization	3,972	3,400	3,103	572	17
Total operating costs	339,264	295,727	263,627	43,537	15
Earnings from operations	32,358	28,435	23,970	3,923	14
Interest expense	(3,246)	(2,092)	(1,660)	(1,154)	55
Earnings before income taxes	29,112	26,343	22,310	2,769	11
Provision for income taxes	(5,968)	(5,704)	(4,578)	(264)	5
Net earnings	23,144	20,639	17,732	2,505	12
Earnings attributable to noncontrolling interests	(763)	(519)	(447)	(244)	47
Net earnings attributable to UnitedHealth Group common shareholders	$22,381	$20,120	$17,285	$2,261	11%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$23.86	$21.18	$18.08	$2.68	13%
Medical care ratio (a)	83.2%	82.0%	82.6%	1.2%
Operating cost ratio	14.7	14.7	14.8	—
Operating margin	8.7	8.8	8.3	(0.1)
Tax rate	20.5	21.7	20.5	(1.2)
Net earnings margin (b)	6.0	6.2	6.0	(0.2)
Return on equity (c)	27.0%	27.2%	25.2%	(0.2)%
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

2023 RESULTS OF OPERATIONS COMPARED TO 2022 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served throughout the year in Medicare Advantage and Medicaid, pricing trends and growth across the Optum businesses. Revenues also increased due to increased investment income, primarily driven by increased interest rates.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served throughout the year in Medicare Advantage and Medicaid. The MCR increased as a result of elevated care activity, primarily relating to outpatient care for seniors, and business mix.
Operating Cost Ratio
The operating cost ratio was consistent primarily due to operating cost management, offset by business mix and investments to support future growth.
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
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2023	2022	2021	2023 vs. 2022
Revenues
UnitedHealthcare	$281,360	$249,741	$222,899	$31,619	13%
Optum Health	95,319	71,174	54,065	24,145	34
Optum Insight	18,932	14,581	12,199	4,351	30
Optum Rx	116,087	99,773	91,314	16,314	16
Optum eliminations	(3,703)	(2,760)	(2,013)	(943)	34
Optum	226,635	182,768	155,565	43,867	24
Eliminations	(136,373)	(108,347)	(90,867)	(28,026)	26
Consolidated revenues	$371,622	$324,162	$287,597	$47,460	15%
Earnings from operations
UnitedHealthcare	$16,415	$14,379	$11,975	$2,036	14%
Optum Health	6,560	6,032	4,462	528	9
Optum Insight	4,268	3,588	3,398	680	19
Optum Rx	5,115	4,436	4,135	679	15
Optum	15,943	14,056	11,995	1,887	13
Consolidated earnings from operations	$32,358	$28,435	$23,970	$3,923	14%
Operating margin
UnitedHealthcare	5.8%	5.8%	5.4%	—%
Optum Health	6.9	8.5	8.3	(1.6)
Optum Insight	22.5	24.6	27.9	(2.1)
Optum Rx	4.4	4.4	4.5	—
Optum	7.0	7.7	7.7	(0.7)
Consolidated operating margin	8.7%	8.8%	8.3%	(0.1)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2023	2022	2021	2023 vs. 2022
UnitedHealthcare Employer & Individual - Domestic	$67,187	$63,599	$60,023	$3,588	6%
UnitedHealthcare Employer & Individual - Global (a)	9,307	8,668	8,345	639	7
UnitedHealthcare Employer & Individual - Total (a)	76,494	72,267	68,368	4,227	6
UnitedHealthcare Medicare & Retirement	129,862	113,671	100,552	16,191	14
UnitedHealthcare Community & State	75,004	63,803	53,979	11,201	18
Total UnitedHealthcare revenues	$281,360	$249,741	$222,899	$31,619	13%
(a) On January 1, 2022, we realigned our operating segments to combine UnitedHealthcare Global and UnitedHealthcare Employer & Individual.
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Commercial - domestic:
Risk-based	8,115	8,045	7,985	70	1%
Fee-based	19,200	18,640	18,595	560	3
Total commercial - domestic	27,315	26,685	26,580	630	2
Medicare Advantage	7,695	7,105	6,490	590	8
Medicaid	7,845	8,170	7,655	(325)	(4)
Medicare Supplement (Standardized)	4,355	4,375	4,395	(20)	—
Total community and senior	19,895	19,650	18,540	245	1
Total UnitedHealthcare - domestic medical	47,210	46,335	45,120	875	2
Commercial - global	5,540	5,360	5,510	180	3
Total UnitedHealthcare - medical	52,750	51,695	50,630	1,055	2%
Supplemental Data:
Medicare Part D stand-alone	3,315	3,295	3,700	20	1%
UnitedHealthcare’s revenues increased due to growth in the number of people served throughout the year in Medicare Advantage, Medicaid and commercial offerings. People served in Medicaid as of December 31, 2023 decreased primarily due to redeterminations, largely occurring in the second half of 2023, partially offset by increased people served with higher acuity needs. Earnings from operations increased due to increased investment income and the factors impacting revenue, partially offset by elevated care activity, primarily relating to outpatient care for seniors.
Optum
Total revenues and earnings from operations increased due to growth across the Optum businesses. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements and business combinations. Earnings from operations increased due to cost management initiatives and increased investment income, partially offset by higher senior outpatient and behavioral health care activity and costs associated with serving newly added patients under value-based care arrangements. Optum Health served approximately 103 million people as of December 31, 2023 compared to 102 million people as of December 31, 2022.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to growth in business services as a result of business combinations and growth in technology services.

Optum Rx
Revenues and earnings from operations at Optum Rx increased due to growth in pharmacy offerings and higher script volumes from both new clients and growth in existing clients. Earnings from operations also increased as a result of continued supply chain and operating cost management initiatives. Optum Rx fulfilled 1,542 million and 1,438 million adjusted scripts in 2023 and 2022, respectively.
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
Our U.S. regulated subsidiaries paid their parent companies dividends of $8.0 billion and $8.8 billion in 2023 and 2022, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022
Sources of cash:
Cash provided by operating activities	$29,068	$26,206	$22,343	$2,862
Issuances of long-term debt and short-term borrowings, net of repayments	4,280	12,536	2,481	(8,256)
Proceeds from common share issuances	1,353	1,253	1,355	100
Customer funds administered	—	5,548	622	(5,548)
Cash received for dispositions	685	3,414	15	(2,729)
Total sources of cash	35,386	48,957	26,816
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(10,136)	(21,458)	(4,821)	11,322
Common share repurchases	(8,000)	(7,000)	(5,000)	(1,000)
Cash dividends paid	(6,761)	(5,991)	(5,280)	(770)
Purchases of property, equipment and capitalized software	(3,386)	(2,802)	(2,454)	(584)
Purchases of investments, net of sales and maturities	(1,777)	(6,837)	(1,843)	5,060
Purchases of redeemable noncontrolling interests	(730)	(176)	(1,338)	(554)
Customer funds administered	(521)	—	—	(521)
Other	(2,110)	(2,737)	(1,564)	627
Total uses of cash	(33,421)	(47,001)	(22,300)
Effect of exchange rate changes on cash and cash equivalents	97	34	(62)	63
Net increase in cash and cash equivalents	$2,062	$1,990	$4,454	$72

2023 Cash Flows Compared to 2022 Cash Flows
Increased cash flows provided by operating activities were driven by changes in working capital accounts and increased net earnings. Other significant changes in sources or uses of cash year-over-year included decreased cash paid for acquisitions and net purchases of investments, offset by decreased net issuances of short-term borrowings and long-term debt, customer funds administered and cash from dispositions.
Financial Condition
As of December 31, 2023, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $75.2 billion included $25.4 billion of cash and cash equivalents (of which $1.3 billion was available for general corporate use), $44.9 billion of debt securities and $4.9 billion of equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of December 31, 2023. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
•Purchase and other obligations. These include $7.9 billion, $3.7 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2023.
•Other liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2023, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
•Redeemable noncontrolling interests. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail. We do not have any material potential required redemptions in the next twelve months.
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

Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2023, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was 38%.
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
Credit Ratings. Our credit ratings as of December 31, 2023 were as follows:

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
Share Repurchase Program. As of December 31, 2023, we had Board of Directors’ authorization to purchase up to 15 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2023, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Pending Acquisitions. As of December 31, 2023, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $6 billion.
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
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2023, 2022 and 2021 included favorable medical cost development related to prior years of $840 million, $410 million and $1.7 billion, respectively.
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2023:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$880
(0.50)	585
(0.25)	292
0.25	(290)
0.50	(579)
0.75	(867)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2023:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$1,128
2	752
1	376
(1)	(376)
(2)	(752)
(3)	(1,128)
The completion factors and medical costs PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2023; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2023 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2023 net earnings would have increased or decreased by approximately $245 million.
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
Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates and cash flow projections to analyze the potential for a material impact. As of October 1, 2023, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts which may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations of investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2023, there were no significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real and Chilean peso.
As of December 31, 2023, we had $34 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2023, $20 billion of our financial liabilities, which include debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2023, $43 billion of our investments were fixed-rate debt securities and $44 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

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
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2023 and 2022 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2023
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$688	$393	$(3,642)	$(8,142)
1	344	196	(1,871)	(4,444)
(1)	(344)	(180)	1,954	5,391
(2)	(688)	(360)	3,964	11,992
	December 31, 2022
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$629	$327	$(3,390)	$(7,365)
1	314	164	(1,746)	(4,002)
(1)	(314)	(135)	1,838	4,808
(2)	(629)	(266)	3,746	10,641
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
An appreciation of the U.S. dollar against the Brazilian real or Chilean peso reduces the carrying value of the net assets denominated in those currencies. For example, as of December 31, 2023, a hypothetical 10% and 25% increase in the value of the U.S. dollar against those currencies would have caused a reduction in net assets of approximately $590 million and $1.3 billion, respectively. We manage exposure to foreign currency earnings risk primarily by conducting our international business operations in their functional currencies.
As of December 31, 2023, we had $4.9 billion of investments in equity securities, primarily consisting of venture investments, employee savings plan related investments and non-U.S. dollar fixed-income funds. Valuations in non-U.S. dollar funds are subject to foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Medical Care Services Incurred but not Reported (IBNR) - Refer to Notes 2 and 7 to the financial statements.
Critical Audit Matter Description
Medical costs payable includes estimates of the Company’s obligations for medical care services rendered on behalf of insured consumers, for which claims have either not yet been received or processed. The Company develops estimates for medical care services incurred but not reported (IBNR) using an actuarial model that requires management to exercise certain judgments in developing its estimates. Judgments made by management include medical cost per member per month trend factors and completion factors, which include assumptions over the time from date of service to claim receipt, the impact of actual care activity, and processing cycles.
We identified medical care services IBNR as a critical audit matter because it requires significant management assumptions in estimating the liability. This required complex auditor judgment, and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions, and judgments in developing estimates for medical care services IBNR.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to medical care services IBNR included the following, among others:
•We tested the effectiveness of controls over management’s estimate of the IBNR for these services, including controls over the judgments in both the completion factors and the medical cost per member per month trend factors, as well as controls over the claims and membership data used in the estimation process.
•We tested the underlying claims and membership data and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate IBNR for these services by:
–Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.
–Developing an independent estimate of the IBNR for these services and comparing our estimate to management’s estimate.
–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2023 with dates of service in 2022 or prior.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 28, 2024
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,427	$23,365
Short-term investments	4,201	4,546
Accounts receivable, net of allowances of $1,000 and $877	21,276	17,681
Other current receivables, net of allowances of $2,084 and $1,433	17,694	12,769
Assets under management	3,755	4,087
Prepaid expenses and other current assets	6,084	6,621
Total current assets	78,437	69,069
Long-term investments	47,609	43,728
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $7,039 and $6,930	11,450	10,128
Goodwill	103,732	93,352
Other intangible assets, net of accumulated amortization of $7,279 and $6,137	15,194	14,401
Other assets	17,298	15,027
Total assets	$273,720	$245,705
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$32,395	$29,056
Accounts payable and accrued liabilities	31,958	27,715
Short-term borrowings and current maturities of long-term debt	4,274	3,110
Unearned revenues	3,355	3,075
Other current liabilities	27,072	26,281
Total current liabilities	99,054	89,237
Long-term debt, less current maturities	58,263	54,513
Deferred income taxes	3,021	2,769
Other liabilities	14,463	12,839
Total liabilities	174,801	159,358
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	4,498	4,897
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 924 and 934 issued and outstanding	9	9
Retained earnings	95,774	86,156
Accumulated other comprehensive loss	(7,027)	(8,393)
Nonredeemable noncontrolling interests	5,665	3,678
Total equity	94,421	81,450
Total liabilities, redeemable noncontrolling interests and equity	$273,720	$245,705
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
Revenues:
Premiums	$290,827	$257,157	$226,233
Products	42,583	37,424	34,437
Services	34,123	27,551	24,603
Investment and other income	4,089	2,030	2,324
Total revenues	371,622	324,162	287,597
Operating costs:
Medical costs	241,894	210,842	186,911
Operating costs	54,628	47,782	42,579
Cost of products sold	38,770	33,703	31,034
Depreciation and amortization	3,972	3,400	3,103
Total operating costs	339,264	295,727	263,627
Earnings from operations	32,358	28,435	23,970
Interest expense	(3,246)	(2,092)	(1,660)
Earnings before income taxes	29,112	26,343	22,310
Provision for income taxes	(5,968)	(5,704)	(4,578)
Net earnings	23,144	20,639	17,732
Earnings attributable to noncontrolling interests	(763)	(519)	(447)
Net earnings attributable to UnitedHealth Group common shareholders	$22,381	$20,120	$17,285
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$24.12	$21.47	$18.33
Diluted	$23.86	$21.18	$18.08
Basic weighted-average number of common shares outstanding	928	937	943
Dilutive effect of common share equivalents	10	13	13
Diluted weighted-average number of common shares outstanding	938	950	956
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	3	1
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net earnings	$23,144	$20,639	$17,732
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	1,139	(4,292)	(1,028)
Income tax effect	(263)	984	248
Total unrealized gains (losses), net of tax	876	(3,308)	(780)
Gross reclassification adjustment for net realized (gains) losses included in net earnings	(90)	139	(173)
Income tax effect	21	(32)	40
Total reclassification adjustment, net of tax	(69)	107	(133)
Total foreign currency translation gains (losses)	559	192	(657)
Other comprehensive income (loss)	1,366	(3,009)	(1,570)
Comprehensive income	24,510	17,630	16,162
Comprehensive income attributable to noncontrolling interests	(763)	(519)	(447)
Comprehensive income attributable to UnitedHealth Group common shareholders	$23,747	$17,111	$15,715
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
(in millions, except per share data)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2021	946	$10	$—	$69,295	$1,336	$(5,150)	$2,837	$68,328
Net earnings				17,285			360	17,645
Other comprehensive loss					(913)	(657)		(1,570)
Issuances of common stock, and related tax effects	8	—	1,100					1,100
Share-based compensation			729					729
Common share repurchases	(13)	—	(940)	(4,060)				(5,000)
Cash dividends paid on common shares ($5.60 per share)				(5,280)				(5,280)
Redeemable noncontrolling interests fair value and other adjustments			(889)	(106)				(995)
Acquisition and other adjustments of nonredeemable noncontrolling interests							407	407
Distributions to nonredeemable noncontrolling interests							(319)	(319)
Balance at December 31, 2021	941	10	—	77,134	423	(5,807)	3,285	75,045
Net earnings				20,120			406	20,526
Other comprehensive (loss) gains					(3,201)	192		(3,009)
Issuances of common stock, and related tax effects	7	—	903					903
Share-based compensation			875					875
Common share repurchases	(14)	(1)	(1,892)	(5,107)				(7,000)
Cash dividends paid on common shares ($6.40 per share)				(5,991)				(5,991)
Redeemable noncontrolling interests fair value and other adjustments			114					114
Acquisition and other adjustments of nonredeemable noncontrolling interests							374	374
Distributions to nonredeemable noncontrolling interests							(387)	(387)
Balance at December 31, 2022	934	9	—	86,156	(2,778)	(5,615)	3,678	81,450
Net earnings				22,381			575	22,956
Other comprehensive income					807	559		1,366
Issuances of common stock, and related tax effects	6	—	1,231					1,231
Share-based compensation			1,027					1,027
Common share repurchases	(16)	—	(2,057)	(6,002)				(8,059)
Cash dividends paid on common shares ($7.29 per share)				(6,761)				(6,761)
Redeemable noncontrolling interests fair value and other adjustments			(201)					(201)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,928	1,928
Distributions to nonredeemable noncontrolling interests							(516)	(516)
Balance at December 31, 2023	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating activities
Net earnings	$23,144	$20,639	$17,732
Noncash items:
Depreciation and amortization	3,972	3,400	3,103
Deferred income taxes	(245)	(673)	130
Share-based compensation	1,059	925	800
Other, net	(505)	(331)	(944)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(3,114)	(2,523)	(1,000)
Other assets	(2,444)	(1,374)	(1,031)
Medical costs payable	3,482	4,053	2,701
Accounts payable and other liabilities	3,516	1,964	1,162
Unearned revenues	203	126	(310)
Cash flows from operating activities	29,068	26,206	22,343
Investing activities
Purchases of investments	(18,314)	(18,825)	(17,139)
Sales of investments	7,307	5,907	7,045
Maturities of investments	9,230	6,081	8,251
Cash paid for acquisitions, net of cash assumed	(10,136)	(21,458)	(4,821)
Purchases of property, equipment and capitalized software	(3,386)	(2,802)	(2,454)
Cash received from dispositions	685	3,414	15
Other, net	(960)	(793)	(1,269)
Cash flows used for investing activities	(15,574)	(28,476)	(10,372)
Financing activities
Common share repurchases	(8,000)	(7,000)	(5,000)
Cash dividends paid	(6,761)	(5,991)	(5,280)
Proceeds from common stock issuances	1,353	1,253	1,355
Repayments of long-term debt	(2,125)	(3,015)	(3,150)
Proceeds from (repayments of) short-term borrowings, net	11	732	(1,302)
Proceeds from issuance of long-term debt	6,394	14,819	6,933
Customer funds administered	(521)	5,548	622
Purchases of redeemable noncontrolling interests	(730)	(176)	(1,338)
Other, net	(1,150)	(1,944)	(295)
Cash flows (used for) from financing activities	(11,529)	4,226	(7,455)
Effect of exchange rate changes on cash and cash equivalents	97	34	(62)
Increase in cash and cash equivalents	2,062	1,990	4,454
Cash and cash equivalents, beginning of period	23,365	21,375	16,921
Cash and cash equivalents, end of period	$25,427	$23,365	$21,375

Supplemental cash flow disclosures
Cash paid for interest	$3,035	$1,945	$1,653
Cash paid for income taxes	6,078	5,222	3,966
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements
1.Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a health care and well-being company with a mission to help people live healthier lives and help make the health system work better for everyone. The Company’s two distinct, yet complementary businesses — Optum and UnitedHealthcare — are working to help build a modern, high-performing health system through improved access, affordability, outcomes and experiences for the individuals and organizations the Company is privileged to serve.
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
Services revenue also consists of fees derived from services performed for customers who self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company receives a monthly fixed fee per employee, which is recognized as revenue as the Company performs, or makes available, the applicable services to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements. For these fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
As of December 31, 2023 and 2022, accounts receivables related to products and services were $8.6 billion and $7.1 billion, respectively. In 2023 and 2022, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2023 or 2022.
For the years ended December 31, 2023, 2022 and 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
As of December 31, 2023, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.8 billion, of which approximately half is expected to be recognized in the next three years.
See Note 14 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2023.
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
In developing its medical costs payable estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent two months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average per member per month medical costs incurred in prior months for which more complete claim data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period adjudicated by the Company at the date of estimation). For months prior to the most recent two months, the Company applies the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.
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
Cash, Cash Equivalents and Investments
Cash and cash equivalents are highly liquid investments having an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments. Investments with maturities of less than one year are classified as short-term. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. The Company classifies these investments as held-to-maturity and reports them at amortized cost. Substantially all other investments are classified as available-for-sale and reported at fair value based on quoted market prices, where available. Equity investments are measured at fair value, with certain exceptions where the Company has elected to measure investments with unobservable inputs at cost, subject to fair value adjustments upon an impairment or a transaction of the same or similar security. Changes in fair value of equity investments are recognized in net earnings.
The Company excludes unrealized gains and losses on available-for-sale debt securities from net earnings and reports them as comprehensive income and, net of income tax effects, as a separate component of equity. To calculate realized gains and losses on the sale of debt securities, the Company specifically identifies the cost of each investment sold.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and unaffiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2023 and 2022, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $11.0 billion and $8.2 billion, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets included pharmaceutical drug and supplies inventory of $2.8 billion and $3.5 billion as of December 31, 2023 and 2022, respectively.
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
Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs impairment tests. The Company may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital levels and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.
There was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021.

Intangible Assets
The Company’s finite-lived intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the years ended December 31, 2023, 2022 and 2021.
Other Current Liabilities
Other current liabilities include health savings account deposits ($13.5 billion as of December 31, 2023 and 2022), accruals for premium rebates payable, the RSF associated with the AARP Program, the current portion of future policy benefits and customer balances.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside of the Company’s control are classified as temporary equity. These interests primarily relate to put options on unowned shares, which are typically redeemable at fair value after a certain time period. The Company accretes changes in the redemption value to the earliest redemption date utilizing the interest method. If all interests were currently redeemable, the difference between the carrying value and the estimated redemption value is not material. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Redeemable noncontrolling interests, beginning of period	$4,897	$1,434
Net earnings	188	113
Acquisitions	122	3,108
Redemptions	(730)	(176)
Distributions	(144)	(82)
Fair value and other adjustments	165	500
Redeemable noncontrolling interests, end of period	$4,498	$4,897
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

3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,674	$3	$(234)	$4,443
State and municipal obligations	7,636	39	(322)	7,353
Corporate obligations	23,136	67	(1,186)	22,017
U.S. agency mortgage-backed securities	8,982	22	(708)	8,296
Non-U.S. agency mortgage-backed securities	3,023	3	(240)	2,786
Total debt securities - available-for-sale	47,451	134	(2,690)	44,895
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	1	(6)	501
State and municipal obligations	28	—	(2)	26
Corporate obligations	69	—	—	69
Total debt securities - held-to-maturity	603	1	(8)	596
Total debt securities	$48,054	$135	$(2,698)	$45,491
December 31, 2022
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,093	$1	$(285)	$3,809
State and municipal obligations	7,702	25	(479)	7,248
Corporate obligations	23,675	17	(1,798)	21,894
U.S. agency mortgage-backed securities	7,379	15	(808)	6,586
Non-U.S. agency mortgage-backed securities	3,077	1	(294)	2,784
Total debt securities - available-for-sale	45,926	59	(3,664)	42,321
Debt securities - held-to-maturity:
U.S. government and agency obligations	578	—	(14)	564
State and municipal obligations	29	—	(3)	26
Corporate obligations	89	—	—	89
Total debt securities - held-to-maturity	696	—	(17)	679
Total debt securities	$46,622	$59	$(3,681)	$43,000
Nearly all of the Company’s investments in mortgage-backed securities were rated “Double A” or better as of December 31, 2023.
The Company held $4.9 billion and $3.7 billion of equity securities as of December 31, 2023 and 2022, respectively. The Company’s investments in equity securities primarily consist of venture investments, employee savings plan related investments and shares of Brazilian real denominated fixed-income funds with readily determinable fair values. Additionally, the Company’s investments included $1.4 billion and $1.5 billion of equity method investments primarily in operating businesses in the health care sector, as of December 31, 2023 and 2022, respectively. The allowance for credit losses on held-to-maturity securities as of December 31, 2023 and 2022 was not material.

The amortized cost and fair value of debt securities as of December 31, 2023, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,286	$4,260	$313	$310
Due after one year through five years	15,124	14,556	246	244
Due after five years through ten years	10,844	10,036	26	25
Due after ten years	5,192	4,961	18	17
U.S. agency mortgage-backed securities	8,982	8,296	—	—
Non-U.S. agency mortgage-backed securities	3,023	2,786	—	—
Total debt securities	$47,451	$44,895	$603	$596
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
U.S. government and agency obligations	$1,270	$(7)	$2,077	$(227)	$3,347	$(234)
State and municipal obligations	907	(7)	4,063	(315)	4,970	(322)
Corporate obligations	1,826	(17)	14,696	(1,169)	16,522	(1,186)
U.S. agency mortgage-backed securities	1,337	(12)	5,069	(696)	6,406	(708)
Non-U.S. agency mortgage-backed securities	279	(6)	2,202	(234)	2,481	(240)
Total debt securities - available-for-sale	$5,619	$(49)	$28,107	$(2,641)	$33,726	$(2,690)
December 31, 2022
U.S. government and agency obligations	$2,007	$(96)	$1,290	$(189)	$3,297	$(285)
State and municipal obligations	4,630	(288)	1,178	(191)	5,808	(479)
Corporate obligations	13,003	(893)	6,637	(905)	19,640	(1,798)
U.S. agency mortgage-backed securities	3,561	(345)	2,239	(463)	5,800	(808)
Non-U.S. agency mortgage-backed securities	1,698	(128)	976	(166)	2,674	(294)
Total debt securities - available-for-sale	$24,899	$(1,750)	$12,320	$(1,914)	$37,219	$(3,664)
The Company’s unrealized losses from all securities as of December 31, 2023 were generated from approximately 30,000 positions out of a total of 40,000 positions. The Company believes it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of December 31, 2023, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities as of December 31, 2023 and 2022 was not material.
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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2023 or 2022.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $276 million, $211 million and $840 million respectively, of unrealized gains in investment and other income related to fair value adjustments on equity securities primarily in the Company’s venture portfolio, based upon transactions of the same or similar security. There were no other significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2023, 2022 or 2021.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2023
Cash and cash equivalents	$25,345	$82	$—	$25,427
Debt securities - available-for-sale:
U.S. government and agency obligations	4,167	276	—	4,443
State and municipal obligations	—	7,353	—	7,353
Corporate obligations	15	21,800	202	22,017
U.S. agency mortgage-backed securities	—	8,296	—	8,296
Non-U.S. agency mortgage-backed securities	—	2,786	—	2,786
Total debt securities - available-for-sale	4,182	40,511	202	44,895
Equity securities	2,468	16	69	2,553
Assets under management	1,505	2,140	110	3,755
Total assets at fair value	$33,500	$42,749	$381	$76,630
Percentage of total assets at fair value	44%	55%	1%	100%
December 31, 2022
Cash and cash equivalents	$23,202	$163	$—	$23,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,505	304	—	3,809
State and municipal obligations	—	7,248	—	7,248
Corporate obligations	7	21,695	192	21,894
U.S. agency mortgage-backed securities	—	6,586	—	6,586
Non-U.S. agency mortgage-backed securities	—	2,784	—	2,784
Total debt securities - available-for-sale	3,512	38,617	192	42,321
Equity securities	2,043	35	70	2,148
Assets under management	1,788	2,203	96	4,087
Total assets at fair value	$30,545	$41,018	$358	$71,921
Percentage of total assets at fair value	42%	57%	1%	100%
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2023
Debt securities - held-to-maturity	$524	$72	$—	$596	$603
Long-term debt and other financing obligations	$—	$59,851	$—	$59,851	$61,449
December 31, 2022
Debt securities - held-to-maturity	$577	$102	$—	$679	$696
Long-term debt and other financing obligations	$—	$53,626	$—	$53,626	$56,823
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2023	December 31, 2022
Land and improvements	$712	$697
Buildings and improvements	5,573	5,519
Computer equipment	2,007	2,093
Furniture and fixtures	2,375	2,113
Less accumulated depreciation	(4,210)	(4,499)
Property and equipment, net	6,457	5,923
Capitalized software	7,822	6,636
Less accumulated amortization	(2,829)	(2,431)
Capitalized software, net	4,993	4,205
Total property, equipment and capitalized software, net	$11,450	$10,128
 Depreciation expense for property and equipment for the years ended December 31, 2023, 2022 and 2021 was $1.1 billion, $1.1 billion, and $1.0 billion, respectively. Amortization expense for capitalized software for the years ended December 31, 2023, 2022 and 2021 was $1.2 billion, $1.0 billion and $0.9 billion, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Consolidated
Balance at January 1, 2022	$27,389	$24,224	$8,619	$15,563	$75,795
Acquisitions	19	5,158	8,623	3,910	17,710
Foreign currency effects and other adjustments, net	(13)	(144)	2	2	(153)
Balance at December 31, 2022	27,395	29,238	17,244	19,475	93,352
Acquisitions	296	8,023	1,802	—	10,121
Foreign currency effects and other adjustments, net	187	(182)	261	(7)	259
Balance at December 31, 2023	$27,878	$37,079	$19,307	$19,468	$103,732
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$16,636	$(5,909)	$10,727	$16,303	$(5,179)	$11,124
Trademarks and technology	2,508	(958)	1,550	2,398	(704)	1,694
Operating licenses and certificates, trademarks and other indefinite-lived	2,116	—	2,116	661	—	661
Other	1,213	(412)	801	1,176	(254)	922
Total	$22,473	$(7,279)	$15,194	$20,538	$(6,137)	$14,401

The acquisition date fair values and weighted-average useful lives assigned to intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2023		2022
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$477	12 years	$3,927	15 years
Trademarks and technology	226	5 years	1,058	6 years
Other	44	9 years	776	13 years
Total acquired finite-lived	$747	9 years	$5,761	13 years
Total acquired indefinite-lived - operating licenses and certificates, trademarks and other	1,427		53
Total acquired intangible assets	$2,174		$5,814
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2024	$1,609
2025	1,480
2026	1,328
2027	1,265
2028	1,187
Amortization expense relating to intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.6 billion, $1.3 billion and $1.2 billion, respectively.
7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2023	2022	2021
Medical costs payable, beginning of period	$29,056	$24,483	$21,872
Acquisitions	1	308	88
Reported medical costs:
Current year	242,734	211,252	188,631
Prior years	(840)	(410)	(1,720)
Total reported medical costs	241,894	210,842	186,911
Medical payments:
Payments for current year	(211,380)	(184,049)	(165,524)
Payments for prior years	(27,176)	(22,528)	(18,864)
Total medical payments	(238,556)	(206,577)	(184,388)
Medical costs payable, end of period	$32,395	$29,056	$24,483
For the years ended December 31, 2023 and 2022 , prior years’ medical cost reserve development included no individual factors that were significant. For the year ended December 31, 2021, prior years’ medical cost reserve development was primarily driven by lower than expected care activity and care patterns disrupted by COVID-19.
Medical costs payable included IBNR of $22.3 billion and $20.0 billion at December 31, 2023 and 2022, respectively. Substantially all of the IBNR balance as of December 31, 2023 relates to the current year.

The following is information about incurred and paid medical cost development as of December 31, 2023:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2022	2023
2022	$211,252	$210,476
2023		242,734
Total		$453,210

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2022	2023
2022	$(184,049)	$(209,564)
2023		(211,380)
Total		(420,944)
Net remaining outstanding liabilities prior to 2022		129
Total medical costs payable		$32,395

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of the following:

	Carrying Value as of December 31,
(in millions, except percentages)	2023	2022
Commercial paper	$1,088	$800
$625 million 2.750% notes due February 2023	—	622
$750 million 2.875% notes due March 2023	—	746
$750 million 3.500% notes due June 2023	—	750
$750 million 3.500% notes due February 2024	750	749
$1,000 million 0.550% notes due May 2024	999	998
$750 million 2.375% notes due August 2024	750	749
$500 million 5.000% notes due October 2024	499	499
$2,000 million 3.750% notes due July 2025	1,997	1,995
$750 million 5.150% notes due October 2025	748	747
$300 million 3.700% notes due December 2025	299	299
$500 million 1.250% notes due January 2026	498	498
$1,000 million 3.100% notes due March 2026	998	998
$1,000 million 1.150% notes due May 2026	924	893
$750 million 3.450% notes due January 2027	748	748
$625 million 3.375% notes due April 2027	622	622
$600 million 3.700% notes due May 2027	598	597
$950 million 2.950% notes due October 2027	944	943
$1,000 million 5.250% notes due February 2028	1,011	1,008
$1,150 million 3.850% notes due June 2028	1,146	1,145
$850 million 3.875% notes due December 2028	846	845
$1,250 million 4.250% notes due January 2029	1,238	—
$900 million 4.000% notes due May 2029	862	849
$1,000 million 2.875% notes due August 2029	908	886
$1,250 million 5.300% notes due February 2030	1,275	1,269
$1,250 million 2.000% notes due May 2030	1,238	1,237
$1,500 million 2.300% notes due May 2031	1,290	1,256
$1,500 million 4.200% notes due May 2032	1,412	1,393
$2,000 million 5.350% notes due February 2033	2,046	2,037
$1,500 million 4.500% notes due April 2033	1,463	—
$1,000 million 4.625% notes due July 2035	1,014	993
$850 million 5.800% notes due March 2036	838	840
$500 million 6.500% notes due June 2037	491	493
$650 million 6.625% notes due November 2037	640	642
$1,100 million 6.875% notes due February 2038	1,078	1,079
$1,250 million 3.500% notes due August 2039	1,242	1,242
$1,000 million 2.750% notes due May 2040	968	967
$300 million 5.700% notes due October 2040	296	296
$350 million 5.950% notes due February 2041	346	346
$1,500 million 3.050% notes due May 2041	1,484	1,483
$600 million 4.625% notes due November 2041	590	590
$502 million 4.375% notes due March 2042	486	486

	Carrying Value as of December 31,
(in millions, except percentages)	2023	2022
$625 million 3.950% notes due October 2042	609	609
$750 million 4.250% notes due March 2043	736	736
$2,000 million 4.750% notes due July 2045	1,975	1,975
$750 million 4.200% notes due January 2047	739	739
$725 million 4.250% notes due April 2047	718	718
$950 million 3.750% notes due October 2047	935	935
$1,350 million 4.250% notes due June 2048	1,331	1,331
$1,100 million 4.450% notes due December 2048	1,087	1,087
$1,250 million 3.700% notes due August 2049	1,236	1,236
$1,250 million 2.900% notes due May 2050	1,211	1,210
$2,000 million 3.250% notes due May 2051	1,972	1,971
$2,000 million 4.750% notes due May 2052	1,966	1,965
$2,000 million 5.875% notes due February 2053	1,968	1,968
$2,000 million 5.050% notes due April 2053	1,969	—
$1,250 million 3.875% notes due August 2059	1,229	1,228
$1,000 million 3.125% notes due May 2060	966	966
$1,000 million 4.950% notes due May 2062	981	981
$1,500 million 6.050% notes due February 2063	1,466	1,466
$1,750 million 5.200% notes due April 2063	1,709	—
Total short-term borrowings and long-term debt	$61,473	$56,756
The Company’s long-term debt obligations also included $1.1 billion and $0.9 billion of other financing obligations, of which $188 million and $192 million were current as of December 31, 2023 and 2022, respectively.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2024	$4,276
2025	3,224
2026	2,674
2027	3,099
2028	3,174
Thereafter	47,176
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2023, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 5.4%.
The Company has $6.0 billion five-year, $6.0 billion three-year and $6.0 billion 364-day revolving bank credit facilities with 25 banks, which mature in December 2028, December 2026 and December 2024, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2023, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on one-month term Secured Overnight Financing Rate (SOFR) plus a SOFR Adjustment of 10 basis points plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2023, annual interest rates would have ranged from 5.8% to 8.5%.
Debt Covenants
The Company’s bank credit facilities contain various covenants, including requiring the Company to maintain a debt to debt-plus-shareholders’ equity ratio of not more than 60%. The Company was in compliance with its debt covenants as of December 31, 2023.

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
The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Current Provision:
Federal	$4,418	$4,842	$3,451
State and local	716	855	481
Foreign	1,079	680	516
Total current provision	6,213	6,377	4,448
Deferred (benefit) provision	(245)	(673)	130
Total provision for income taxes	$5,968	$5,704	$4,578
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2023		2022		2021
Tax provision at the U.S. federal statutory rate	$6,114	21.0%	$5,532	21.0%	$4,685	21.0%
State income taxes, net of federal benefit	567	2.0	621	2.4	419	1.9
Share-based awards - excess tax benefit	(75)	(0.3)	(110)	(0.4)	(100)	(0.4)
Non-deductible compensation	174	0.6	150	0.6	144	0.6
Foreign rate differential	(442)	(1.5)	(265)	(1.0)	(246)	(1.1)
Other, net	(370)	(1.3)	(224)	(0.9)	(324)	(1.5)
Provision for income taxes	$5,968	20.5%	$5,704	21.7%	$4,578	20.5%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2023	2022
Deferred income tax assets:
Accrued expenses and allowances	$754	$707
U.S. federal and state net operating loss carryforwards	417	540
Share-based compensation	173	154
Nondeductible liabilities	329	341
Non-U.S. tax loss carryforwards	1,061	631
Lease liability	930	972
Net unrealized losses on investments	586	829
Other-domestic	327	291
Other-non-U.S.	484	423
Subtotal	5,061	4,888
Less: valuation allowances	(366)	(291)
Total deferred income tax assets	4,695	4,597
Deferred income tax liabilities:
U.S. federal and state intangible assets	(3,712)	(3,520)
Non-U.S. goodwill and intangible assets	(731)	(550)
Capitalized software	(415)	(548)
Depreciation and amortization	(371)	(520)
Prepaid expenses	(326)	(275)
Outside basis in partnerships	(811)	(653)
Lease right-of-use asset	(914)	(958)
Other-non-U.S.	(436)	(342)
Total deferred income tax liabilities	(7,716)	(7,366)
Net deferred income tax liabilities	$(3,021)	$(2,769)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Gross federal net operating loss carryforwards of $125 million expire beginning in 2026 through 2042 and $360 million have an indefinite carryforward period; state net operating loss carryforwards expire beginning in 2024 through 2043, with some having an indefinite carryforward period. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods. Additionally, as of December 31, 2023, the Company has historical non-U.S. net operating loss carryforwards for which a deferred tax asset and valuation allowance of $4.5 billion are not established because realization of the loss carryforwards is remote.
As of December 31, 2023, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning of period	$3,081	$2,310	$1,829
Gross increases:
Current year tax positions	782	586	538
Prior year tax positions	97	206	10
Gross decreases:
Prior year tax positions	(212)	(21)	(47)
Statute of limitations lapses and settlements	(32)	—	(20)
Gross unrecognized tax benefits, end of period	$3,716	$3,081	$2,310
The Company believes it is reasonably possible its liability for unrecognized tax benefits will decrease in the next twelve months by $145 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies net interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $177 million, $64 million and $66 million of net interest and penalties, respectively. The Company had $430 million and $253 million of accrued interest and penalties for uncertain tax positions as of December 31, 2023 and 2022, respectively. These amounts are not included in the reconciliation above. As of December 31, 2023, there were $2.0 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017 through 2020 tax years are under review by the IRS under its Compliance Assurance Program. The Company is no longer subject to state income tax examinations prior to the 2014 tax year. In general, the Company is subject to examination in non-U.S. jurisdictions for years 2015 and forward.
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
For the year ended December 31, 2023, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.0 billion, including $4.9 billion of extraordinary dividends. For the year ended December 31, 2022, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.8 billion, including $7.4 billion of extraordinary dividends.
The Company's global financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $38.5 billion as of December 31, 2023. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's global financially regulated subsidiaries was approximately $18.3 billion as of December 31, 2023.
Optum Bank must meet minimum capital requirements of the FDIC under the capital adequacy rules to which it is subject. At December 31, 2023, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”

Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain restrictions. In June 2018, the Board of Directors renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
A summary of common share repurchases for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2023	2022
Common share repurchases, shares	16	14
Common share repurchases, average price per share	$493.79	$501.67
Common share repurchases, aggregate cost	$8,000	$7,000
Board authorized shares remaining	15	31
Dividends
In June 2023, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $7.52 compared to $6.60 per share, which the Company had paid since June 2022. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2023 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 21	$1.65	$1,537
June 27	1.88	1,747
September 19	1.88	1,739
December 12	1.88	1,738

11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2023, the Company had 53 million shares available for future grants of share-based awards under the 2020 Stock Incentive Plan. As of December 31, 2023, there were 17 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2023 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	23	$281
Granted	3	492
Exercised	(4)	231
Forfeited	(1)	443
Outstanding at end of period	21	320	5.5	$4,451
Exercisable at end of period	13	248	4.2	3,595
Vested and expected to vest, end of period	21	318	5.5	4,430

Restricted Shares
Restricted share activity for the year ended December 31, 2023 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4	$401
Granted	2	493
Vested	(2)	393
Nonvested at end of period	4	449
Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2023	2022	2021
Stock Options
Weighted-average grant date fair value of shares granted, per share	$134	$116	$71
Total intrinsic value of stock options exercised	1,325	1,419	1,519
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	493	483	352
Total fair value of restricted shares vested	$803	$760	$560
Employee Stock Purchase Plan
Number of shares purchased	1	1	1
Share-Based Compensation Items
Share-based compensation expense, before tax	$1,059	$925	$800
Share-based compensation expense, net of tax effects	937	836	719
Income tax benefit realized from share-based award exercises	231	207	173

(in millions, except years)	December 31, 2023
Unrecognized compensation expense related to share awards	$1,134
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.8% - 4.6%	1.9% - 4.3%	0.7% - 1.2%
Expected volatility	29.7% - 30.6%	30.6% - 30.8%	29.2% - 29.8%
Expected dividend yield	1.3% - 1.5%	1.2%	1.3% - 1.5%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.6	4.7	4.8
Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Expected dividend yields are based on the per share cash dividend paid by the Company. The Company uses historical data to estimate option exercises and forfeitures within the valuation model. The expected lives of options granted represent the periods of time the awards granted are expected to be outstanding based on historical exercise patterns.
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for the years ended December 31, 2023, 2022 and 2021.
In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $1.9 billion and $1.6 billion as of December 31, 2023 and 2022, respectively.
12.    Commitments and Contingencies
Leases
Operating lease costs, including immaterial variable and short-term lease costs, were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Cash payments made on the Company’s operating lease liabilities were $1.1 billion, $1.0 billion and $0.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2023, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 8.7 years and 4.0%, respectively.
As of December 31, 2023, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2024	$1,038
2025	906
2026	728
2027	607
2028	486
Thereafter	2,210
Total future minimum lease payments	5,975
Less imputed interest	(1,077)
Total	$4,898
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2023, 2022 or 2021.
Pending Acquisitions
As of December 31, 2023, the Company has entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $6 billion.
Pending Disposition
On December 22, 2023, the Company entered into an agreement to sell its operations in Brazil to a private investor, subject to regulatory approval and other closing conditions. The Company completed the disposition on February 6, 2024, and will record a loss of approximately $7 billion in the quarter ending March 31, 2024, the majority of which was due to foreign currency translation losses in accumulated other comprehensive income.
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

Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the IRS, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the FDIC, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments, including South American and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
13.    Business Combinations
During the year ended December 31, 2023, the Company completed several business combinations for total consideration of $10.2 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$134
Accounts receivable and other current assets	660
Property, equipment and other long-term assets	634
Other intangible assets	2,174
Total identifiable assets acquired	3,602
Medical costs payable	(1)
Accounts payable and other current liabilities	(667)
Other long-term liabilities	(768)
Total identifiable liabilities acquired	(1,436)
Total net identifiable assets	2,166
Goodwill	10,121
Redeemable noncontrolling interests	(122)
Nonredeemable noncontrolling interests	(1,925)
Net assets acquired	$10,240
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. For the year ended December 31, 2023, the acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the years ended December 31, 2023 and 2022, as if the business combinations had occurred on January 1, 2022, were immaterial for both periods.

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
•Optum Health focuses on care delivery, including value-based care; care management; wellness and consumer engagement and health financial services. Optum Health is building a comprehensive, connected health care delivery and engagement platform by directly providing high-quality care, helping people manage chronic and complex health needs, and proactively engaging consumers in managing their health through in-person, in-home, virtual and digital clinical platforms.
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
•Optum Rx offers pharmacy care services and programs, including retail network contracting, home delivery, specialty and community health pharmacy services, infusion, purchasing and clinical capabilities, and develops programs in areas such as step therapy, formulary management, drug adherence and disease and drug therapy management. Optum Rx integrates pharmacy and medical care and is positioned to serve patients with complex clinical needs and consumers looking for a better digital pharmacy experience with transparent pricing.
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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 40%, 38% and 36% for the years ended December 31, 2023, 2022 and 2021, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 97% of consolidated total revenues for 2023, 2022 and 2021. Long-lived fixed assets located in the United States represented approximately 82% and 81% of the total long-lived fixed assets as of December 31, 2023 and 2022, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Employer & Individual’s international businesses.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2023
Revenues - unaffiliated customers:
Premiums	$269,052	$21,775	$—	$—	$—	$21,775	$—	$290,827
Products	—	207	162	42,214	—	42,583	—	42,583
Services	10,057	14,109	7,760	2,197	—	24,066	—	34,123
Total revenues - unaffiliated customers	279,109	36,091	7,922	44,411	—	88,424	—	367,533
Total revenues - affiliated customers	—	57,696	10,896	71,484	(3,703)	136,373	(136,373)	—
Investment and other income	2,251	1,532	114	192	—	1,838	—	4,089
Total revenues	$281,360	$95,319	$18,932	$116,087	$(3,703)	$226,635	$(136,373)	$371,622
Earnings from operations	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$—	$32,358
Interest expense	—	—	—	—	—	—	(3,246)	(3,246)
Earnings before income taxes	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$(3,246)	$29,112
Total assets	$110,943	$89,432	$34,173	$51,266	$—	$174,871	$(12,094)	$273,720
Purchases of property, equipment and capitalized software	866	1,199	974	347	—	2,520	—	3,386
Depreciation and amortization	989	1,058	1,229	696	—	2,983	—	3,972
2022
Revenues - unaffiliated customers:
Premiums	$238,783	$18,374	$—	$—	$—	$18,374	$—	$257,157
Products	—	72	180	37,172	—	37,424	—	37,424
Services	10,035	10,917	4,996	1,603	—	17,516	—	27,551
Total revenues - unaffiliated customers	248,818	29,363	5,176	38,775	—	73,314	—	322,132
Total revenues - affiliated customers	—	40,883	9,288	60,936	(2,760)	108,347	(108,347)	—
Investment and other income	923	928	117	62	—	1,107	—	2,030
Total revenues	$249,741	$71,174	$14,581	$99,773	$(2,760)	$182,768	$(108,347)	$324,162
Earnings from operations	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$—	$28,435
Interest expense	—	—	—	—	—	—	(2,092)	(2,092)
Earnings before income taxes	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$(2,092)	$26,343
Total assets	$107,094	$68,950	$31,090	$47,476	$—	$147,516	$(8,905)	$245,705
Purchases of property, equipment and capitalized software	799	997	698	308	—	2,003	—	2,802
Depreciation and amortization	973	943	841	643	—	2,427	—	3,400
2021
Revenues - unaffiliated customers:
Premiums	$212,381	$13,852	$—	$—	$—	$13,852	$—	$226,233
Products	—	32	159	34,246	—	34,437	—	34,437
Services	9,661	9,894	3,936	1,112	—	14,942	—	24,603
Total revenues - unaffiliated customers	222,042	23,778	4,095	35,358	—	63,231	—	285,273
Total revenues - affiliated customers	—	29,234	7,867	55,779	(2,013)	90,867	(90,867)	—
Investment and other income	857	1,053	237	177	—	1,467	—	2,324
Total revenues	$222,899	$54,065	$12,199	$91,314	$(2,013)	$155,565	$(90,867)	$287,597
Earnings from operations	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$—	$23,970
Interest expense	—	—	—	—	—	—	(1,660)	(1,660)
Earnings before income taxes	$11,975	$4,462	$3,398	$4,135	$—	$11,995	$(1,660)	$22,310
Total assets	$102,967	$60,474	$16,868	$40,181	$—	$117,523	$(8,284)	$212,206
Purchases of property, equipment and capitalized software	795	791	567	301	—	1,659	—	2,454
Depreciation and amortization	1,004	818	684	597	—	2,099	—	3,103

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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2023
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2023. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 28, 2024

ITEM 9B.     OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or under any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 28, 2024, including their name and principal occupation or employment:

Charles Baker	Michele Hooper
President National Collegiate Athletic Association	Lead Independent Director UnitedHealth Group President and Chief Executive Officer The Directors’ Council

Timothy Flynn	F. William McNabb III
Retired Chair KPMG International	Former Chairman and Chief Executive Officer The Vanguard Group, Inc.

Paul Garcia	Valerie Montgomery Rice, M.D.
Retired Chair and Chief Executive Officer Global Payments Inc.	President and Chief Executive Officer Morehouse School of Medicine

Kristen Gil	John Noseworthy, M.D.
Former Vice President and Business Finance Officer Alphabet Inc.	Former Chief Executive Officer and President Mayo Clinic

Stephen Hemsley	Andrew Witty
Chair UnitedHealth Group	Chief Executive Officer UnitedHealth Group
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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance” and “Proposal 1-Election of Directors” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2023, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	21	$320	70	(3)
Equity compensation plans not approved by shareholders (2)	—		—
Total (2)	21	$320	70
(1)Consists of the UnitedHealth Group Incorporated 2020 Stock Incentive Plan (the “2020 Stock Incentive Plan”), as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended (the “ESPP”).
(2)Excludes 191,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $356 and an average remaining term of approximately 3 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.
(3)Includes 17 million shares of common stock available for future issuance under the ESPP as of December 31, 2023, and 53 million shares available under the 2020 Stock Incentive Plan as of December 31, 2023. Shares available under the 2020 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2023 and 2022.
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.
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

4.4	Description of Common Stock (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)
*10.1	UnitedHealth Group 2020 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, SEC File Number 333-238854, filed on June 1, 2020)
*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version)
*10.3	Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version)
*10.4	Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version)

*10.5	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version)
*10.6	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version)
*10.7	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version)
*10.8	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Bondy) (2024 Version)
*10.9	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Bondy) (2024 Version)
*10.10	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Bondy) (2024 Version)
*10.11
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.12
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.13
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.14
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.15
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.16
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.17
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.18
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.19
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.20
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.21
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.22
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.23
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2018 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018)

*10.24
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.25
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.26
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.27
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.28
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.30	Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2023
*10.31	UnitedHealth Group Executive Savings Plan (2024 Statement)
*10.32
Executive Long-Term Disability Program, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.28 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.33
Summary of Non-Management Director Compensation, effective as of October 1, 2022 (incorporated by reference to Exhibit 10.29 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.34
UnitedHealth Group Directors’ Compensation Deferral Plan (2023 Statement) (incorporated by reference to Exhibit 10.30 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.35
Avery Parent Holdings, Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.31 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.36
Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.37
Amended and Restated HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.38
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.39
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.40
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.41
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.42
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.43	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.44	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.45
Amended and Restated Employment Agreement, effective as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.46
Amended and Restated Employment Agreement, dated February 3, 2021, between the Company and Andrew P Witty (incorporated by reference to Exhibit 5.02 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 8, 2021)

*10.47
Amended and Restated Employment Agreement, effective as of March 16, 2015, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.44 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.48
Amendment to Employment Agreement, effective as of May 31, 2017, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.45 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.49
Amendment to Employment Agreement, effective as of March 12, 2019, between United HealthCare Services, Inc. and Dirk McMahon (incorporated by reference to Exhibit 10.46 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)

*10.50
Amended and Restated Employment Agreement, effective as of February 12, 2018, between United HealthCare Services, Inc. and Brian R. Thompson (incorporated by reference to Exhibit 10.38 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.51
Employment Agreement, effective as of February 28, 2022, between United HealthCare Services, Inc. and Rupert M. Bondy (incorporated by reference to Exhibit 10.47 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	UnitedHealth Group Dodd-Frank Clawback Policy, effective December 1, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101).

________________________________________________

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.
(c)    Financial Statement Schedule
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and the Company’s internal control over financial reporting as of December 31, 2023, and have issued our reports thereon dated February 28, 2024; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 28, 2024

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$776	$266
Other current assets	570	753
Total current assets	1,346	1,019
Equity in net assets of subsidiaries	153,692	136,562
Long-term notes receivable from subsidiaries	5,693	6,201
Other assets	831	504
Total assets	$161,562	$144,286

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,116	$835
Current portion of notes payable to subsidiaries	9,887	8,699
Short-term borrowings and current maturities of long-term debt	4,086	2,918
Total current liabilities	15,089	12,452
Long-term debt, less current maturities	57,387	53,838
Other liabilities	330	224
Total liabilities	72,806	66,514
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 924 and 934 issued and outstanding	9	9
Retained earnings	95,774	86,156
Accumulated other comprehensive loss	(7,027)	(8,393)
Total UnitedHealth Group shareholders’ equity	88,756	77,772
Total liabilities and shareholders’ equity	$161,562	$144,286
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Investment and other income	$312	$255	$494
Total revenues	312	255	494
Operating costs:
Operating costs	35	121	40
Interest expense	3,469	2,110	1,583
Total operating costs	3,504	2,231	1,623
Loss before income taxes	(3,192)	(1,976)	(1,129)
Benefit for income taxes	654	429	231
Loss of parent company	(2,538)	(1,547)	(898)
Equity in undistributed income of subsidiaries	24,919	21,667	18,183
Net earnings	22,381	20,120	17,285
Other comprehensive income (loss)	1,366	(3,009)	(1,570)
Comprehensive income	$23,747	$17,111	$15,715
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating activities
Cash flows from operating activities	$17,443	$14,754	$11,439
Investing activities
Issuances of notes to subsidiaries	(41)	(567)	(444)
Repayments of notes to subsidiaries	817	281	37
Cash paid for acquisitions	(8,144)	(20,728)	(4,953)
Return of capital to parent company	639	1,424	245
Capital contributions to subsidiaries	(2,472)	(570)	(747)
Cash received from dispositions	624	2,787	—
Other, net	286	—	—
Cash flows used for investing activities	(8,291)	(17,373)	(5,862)
Financing activities
Common stock repurchases	(8,000)	(7,000)	(5,000)
Proceeds from common stock issuances	1,353	1,253	1,355
Cash dividends paid	(6,761)	(5,991)	(5,280)
Proceed from (repayments of) short-term borrowings, net	11	732	(1,302)
Proceeds from issuance of long-term debt	6,394	14,819	6,933
Repayments of long-term debt	(2,125)	(3,015)	(3,150)
Proceeds from notes from subsidiaries	1,188	594	3,223
Other, net	(702)	(674)	(447)
Cash flows from (used for) financing activities	(8,642)	718	(3,668)
Increase (decrease) in cash and cash equivalents	510	(1,901)	1,909
Cash and cash equivalents, beginning of period	266	2,167	258
Cash and cash equivalents, end of period	$776	$266	$2,167

Supplemental cash flow disclosures
Cash paid for interest	$3,257	$1,969	$1,575
Cash paid for income taxes	4,426	4,298	3,050
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
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $18.5 billion, $15.6 billion and $10.8 billion in 2023, 2022 and 2021, respectively. Additionally, $0.6 billion, $1.4 billion and $0.2 billion in cash were received as a return of capital to the parent company during 2023, 2022 and 2021, respectively.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $1.1 billion and $0.9 billion at December 31, 2023 and 2022.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2024	$4,088
2025	3,050
2026	2,500
2027	2,925
2028	3,000
Thereafter	47,002
UnitedHealth Group’s parent company had notes payable to subsidiaries of $9.9 billion and $8.7 billion as of December 31, 2023 and 2022, respectively, which included on-demand features.
4. Commitments and Contingencies
Certain regulated subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2023, 2022 or 2021.
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
Dated: February 28, 2024

UNITEDHEALTH GROUP INCORPORATED

By	/s/ ANDREW WITTY
Andrew Witty Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW WITTY	Director and Chief Executive Officer (principal executive officer)	February 28, 2024
Andrew Witty
/s/ JOHN REX	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2024
John Rex
/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2024
Thomas Roos
*	Director	February 28, 2024
Charles Baker
*	Director	February 28, 2024
Timothy Flynn
*	Director	February 28, 2024
Paul Garcia
*	Director	February 28, 2024
Kristen Gil
*	Director	February 28, 2024
Stephen Hemsley
*	Director	February 28, 2024
Michele Hooper
*	Director	February 28, 2024
F. William McNabb III
*	Director	February 28, 2024
Valerie Montgomery Rice, M.D.
*	Director	February 28, 2024
John Noseworthy, M.D.

*By	/s/ RUPERT BONDY
Rupert Bondy As Attorney-in-Fact