Form 10-Q
period 2024-03-31
UNITEDHEALTH GROUP INC
filed 2024-05-09
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2024, there were 920,385,075 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,414	$25,427
Short-term investments	4,296	4,201
Accounts receivable, net	27,197	21,276
Other current receivables, net	19,284	17,694
Assets under management	3,619	3,755
Prepaid expenses and other current assets	6,132	6,084
Total current assets	88,942	78,437
Long-term investments	45,928	47,609
Property, equipment and capitalized software, net	10,429	11,450
Goodwill	105,664	103,732
Other intangible assets, net	15,543	15,194
Other assets	17,704	17,298
Total assets	$284,210	$273,720
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$34,032	$32,395
Accounts payable and accrued liabilities	30,738	31,958
Short-term borrowings and current maturities of long-term debt	9,787	4,274
Unearned revenues	3,206	3,355
Other current liabilities	26,668	27,072
Total current liabilities	104,431	99,054
Long-term debt, less current maturities	63,850	58,263
Deferred income taxes	4,167	3,021
Other liabilities	14,844	14,463
Total liabilities	187,292	174,801
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	4,548	4,498
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 920 and 924 issued and outstanding	9	9
Retained earnings	90,118	95,774
Accumulated other comprehensive loss	(3,439)	(7,027)
Nonredeemable noncontrolling interests	5,682	5,665
Total equity	92,370	94,421
Total liabilities, redeemable noncontrolling interests and equity	$284,210	$273,720
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenues:
Premiums	$77,988	$72,786
Products	11,909	10,267
Services	8,888	8,080
Investment and other income	1,011	798
Total revenues	99,796	91,931
Operating costs:
Medical costs	65,735	59,845
Operating costs	14,077	13,625
Cost of products sold	11,056	9,405
Depreciation and amortization	997	970
Total operating costs	91,865	83,845
Earnings from operations	7,931	8,086
Interest expense	(844)	(754)
Loss on sale of subsidiary	(7,086)	—
Earnings before income taxes	1	7,332
Provision for income taxes	(1,222)	(1,558)
Net (loss) earnings	(1,221)	5,774
Earnings attributable to noncontrolling interests	(188)	(163)
Net (loss) earnings attributable to UnitedHealth Group common shareholders	$(1,409)	$5,611
(Loss) earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$(1.53)	$6.01
Diluted	$(1.53)	$5.95
Basic weighted-average number of common shares outstanding	922	933
Dilutive effect of common share equivalents	—	10
Diluted weighted-average number of common shares outstanding	922	943
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	15	5
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net (loss) earnings	$(1,221)	$5,774
Other comprehensive income:
Gross unrealized (losses) gains on investment securities during the period	(290)	640
Income tax effect	68	(147)
Total unrealized (losses) gains, net of tax	(222)	493
Gross reclassification adjustment for net realized (gains) losses included in net earnings	(32)	13
Income tax effect	7	(3)
Total reclassification adjustment, net of tax	(25)	10
Foreign currency translation (losses) gains	(293)	341
Reclassification adjustment for translation losses included in net (loss) earnings	4,128	—
Total foreign currency translation gains	3,835	341
Other comprehensive income	3,588	844
Comprehensive income	2,367	6,618
Comprehensive income attributable to noncontrolling interests	(188)	(163)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,179	$6,455
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net (loss) earnings				(1,409)			149	(1,260)
Other comprehensive (loss) income					(247)	3,835		3,588
Issuances of common stock, and related tax effects	2	—	242					242
Share-based compensation			352					352
Common share repurchases	(6)	—	(574)	(2,518)				(3,092)
Cash dividends paid on common shares ($1.88 per share)				(1,729)				(1,729)
Redeemable noncontrolling interests fair value and other adjustments			(20)					(20)
Acquisition and other adjustments of nonredeemable noncontrolling interests							19	19
Distribution to nonredeemable noncontrolling interests							(151)	(151)
Balance at March 31, 2024	920	$9	$—	$90,118	$(2,218)	$(1,221)	$5,682	$92,370

Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				5,611			113	5,724
Other comprehensive income					503	341		844
Issuances of common stock, and related tax effects	2	—	350					350
Share-based compensation			366					366
Common share repurchases	(4)	—	(633)	(1,378)				(2,011)
Cash dividends paid on common shares ($1.65 per share)				(1,537)				(1,537)
Redeemable noncontrolling interests fair value and other adjustments			(83)					(83)
Acquisition and other adjustments of nonredeemable noncontrolling interests							819	819
Distribution to nonredeemable noncontrolling interests							(101)	(101)
Balance at March 31, 2023	932	$9	$—	$88,852	$(2,275)	$(5,274)	$4,509	$85,821
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net (loss) earnings	$(1,221)	$5,774
Noncash items:
Depreciation and amortization	997	970
Deferred income taxes	(27)	(332)
Share-based compensation	372	362
Loss on sale of subsidiary	7,086	—
Other, net	179	69
Net change in other operating items, net of effects from acquisitions, dispositions and changes in AARP balances:
Accounts receivable	(6,162)	(4,306)
Other assets	(1,927)	(1,875)
Medical costs payable	2,069	2,467
Accounts payable and other liabilities	(231)	1,796
Unearned revenues	9	11,402
Cash flows from operating activities	1,144	16,327
Investing activities
Purchases of investments	(4,798)	(4,894)
Sales of investments	2,976	456
Maturities of investments	2,314	2,119
Cash paid for acquisitions, net of cash assumed	(3,006)	(7,826)
Purchases of property, equipment and capitalized software	(743)	(760)
Other, net	(3,083)	(115)
Cash flows used for investing activities	(6,340)	(11,020)
Financing activities
Common share repurchases	(3,072)	(2,000)
Cash dividends paid	(1,729)	(1,537)
Proceeds from common stock issuances	486	344
Repayments of long-term debt	(750)	(1,375)
Proceeds from short-term borrowings, net	6,189	7,349
Proceeds from issuance of long-term debt	5,925	6,401
Customer funds administered	1,745	5,012
Other, net	(563)	(1,004)
Cash flows from financing activities	8,231	13,190
Effect of exchange rate changes on cash and cash equivalents	(48)	51
Increase in cash and cash equivalents	2,987	18,548
Cash and cash equivalents, beginning of period	25,427	23,365
Cash and cash equivalents, end of period	$28,414	$41,913
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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC (2023 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenues - Products and Services
As of March 31, 2024 and December 31, 2023, accounts receivable related to products and services were $10.3 billion and $8.6 billion, respectively. As of March 31, 2024, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $14.3 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,730	$1	$(262)	$4,469
State and municipal obligations	7,228	7	(357)	6,878
Corporate obligations	22,756	20	(1,225)	21,551
U.S. agency mortgage-backed securities	9,395	7	(850)	8,552
Non-U.S. agency mortgage-backed securities	2,901	1	(220)	2,682
Total debt securities - available-for-sale	47,010	36	(2,914)	44,132
Debt securities - held-to-maturity:
U.S. government and agency obligations	510	—	(5)	505
State and municipal obligations	28	—	(3)	25
Corporate obligations	59	—	—	59
Total debt securities - held-to-maturity	597	—	(8)	589
Total debt securities	$47,607	$36	$(2,922)	$44,721
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,674	$3	$(234)	$4,443
State and municipal obligations	7,636	39	(322)	7,353
Corporate obligations	23,136	67	(1,186)	22,017
U.S. agency mortgage-backed securities	8,982	22	(708)	8,296
Non-U.S. agency mortgage-backed securities	3,023	3	(240)	2,786
Total debt securities - available-for-sale	47,451	134	(2,690)	44,895
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	1	(6)	501
State and municipal obligations	28	—	(2)	26
Corporate obligations	69	—	—	69
Total debt securities - held-to-maturity	603	1	(8)	596
Total debt securities	$48,054	$135	$(2,698)	$45,491
The Company held $4.1 billion and $4.9 billion of equity securities as of March 31, 2024 and December 31, 2023, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $1.4 billion of equity method investments primarily in operating businesses in the health care sector as of March 31, 2024 and December 31, 2023. The allowance for credit losses on held-to-maturity securities at March 31, 2024 and December 31, 2023 was not material.

The amortized cost and fair value of debt securities as of March 31, 2024, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,430	$4,398	$336	$334
Due after one year through five years	14,686	14,061	219	216
Due after five years through ten years	10,690	9,813	24	23
Due after ten years	4,908	4,626	18	16
U.S. agency mortgage-backed securities	9,395	8,552	—	—
Non-U.S. agency mortgage-backed securities	2,901	2,682	—	—
Total debt securities	$47,010	$44,132	$597	$589
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,005	$(18)	$2,053	$(244)	$4,058	$(262)
State and municipal obligations	1,736	(18)	4,334	(339)	6,070	(357)
Corporate obligations	4,046	(33)	13,881	(1,192)	17,927	(1,225)
U.S. agency mortgage-backed securities	2,686	(46)	5,197	(804)	7,883	(850)
Non-U.S. agency mortgage-backed securities	159	(1)	2,265	(219)	2,424	(220)
Total debt securities - available-for-sale	$10,632	$(116)	$27,730	$(2,798)	$38,362	$(2,914)
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,270	$(7)	$2,077	$(227)	$3,347	$(234)
State and municipal obligations	907	(7)	4,063	(315)	4,970	(322)
Corporate obligations	1,826	(17)	14,696	(1,169)	16,522	(1,186)
U.S. agency mortgage-backed securities	1,337	(12)	5,069	(696)	6,406	(708)
Non-U.S. agency mortgage-backed securities	279	(6)	2,202	(234)	2,481	(240)
Total debt securities - available-for-sale	$5,619	$(49)	$28,107	$(2,641)	$33,726	$(2,690)
The Company’s unrealized losses from debt securities as of March 31, 2024 were generated from approximately 32,000 positions out of a total of 39,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of March 31, 2024, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2024 and December 31, 2023 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2024
Cash and cash equivalents	$28,367	$47	$—	$28,414
Debt securities - available-for-sale:
U.S. government and agency obligations	4,275	194	—	4,469
State and municipal obligations	—	6,878	—	6,878
Corporate obligations	28	21,324	199	21,551
U.S. agency mortgage-backed securities	—	8,552	—	8,552
Non-U.S. agency mortgage-backed securities	—	2,682	—	2,682
Total debt securities - available-for-sale	4,303	39,630	199	44,132
Equity securities	1,640	16	69	1,725
Assets under management	1,636	1,876	107	3,619
Total assets at fair value	$35,946	$41,569	$375	$77,890
Percentage of total assets at fair value	46%	53%	1%	100%
December 31, 2023
Cash and cash equivalents	$25,345	$82	$—	$25,427
Debt securities - available-for-sale:
U.S. government and agency obligations	4,167	276	—	4,443
State and municipal obligations	—	7,353	—	7,353
Corporate obligations	15	21,800	202	22,017
U.S. agency mortgage-backed securities	—	8,296	—	8,296
Non-U.S. agency mortgage-backed securities	—	2,786	—	2,786
Total debt securities - available-for-sale	4,182	40,511	202	44,895
Equity securities	2,468	16	69	2,553
Assets under management	1,505	2,140	110	3,755
Total assets at fair value	$33,500	$42,749	$381	$76,630
Percentage of total assets at fair value	44%	55%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2024 or 2023.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2024
Debt securities - held-to-maturity	$522	$67	$—	$589	$597
Long-term debt and other financing obligations	$—	$63,489	$—	$63,489	$66,299
December 31, 2023
Debt securities - held-to-maturity	$524	$72	$—	$596	$603
Long-term debt and other financing obligations	$—	$59,851	$—	$59,851	$61,449
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2024 or 2023.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2024	2023
Medical costs payable, beginning of period	$32,395	$29,056
Acquisitions (dispositions), net	(687)	1
Reported medical costs:
Current year	66,045	60,315
Prior years	(310)	(470)
Total reported medical costs	65,735	59,845
Medical payments:
Payments for current year	(38,652)	(35,087)
Payments for prior years	(24,759)	(22,006)
Total medical payments	(63,411)	(57,093)
Medical costs payable, end of period	$34,032	$31,809
For the three months ended March 31, 2024 and 2023, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $25.3 billion and $22.3 billion at March 31, 2024 and December 31, 2023, respectively.
5.    Short-Term Borrowings and Long-Term Debt
In March 2024, the Company issued $6.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.600% notes due April 2027	$500
4.700% notes due April 2029	400
4.900% notes due April 2031	1,000
5.000% notes due April 2034	1,250
5.375% Notes due April 2054	1,750
5.500% Notes due April 2064	1,100
As of March 31, 2024, the Company had $7.3 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.4%.

For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
6.    Commitments and Contingencies
Pending Acquisitions
As of March 31, 2024, the Company has entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $4 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau (CFPB), the Defense Contract Audit Agency and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company has also been responding to subpoenas, information requests and investigations from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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

7.    Disposition
On February 6, 2024, the Company completed the sale of its Brazil operations. During the three months ended March 31, 2024, the Company recorded a loss of $7.1 billion within the Consolidated Statement of Operations, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss.
The assets and liabilities of the disposal group as of the date of the sale were as follows:

(in millions)
Assets
Cash and cash equivalents	$778
Accounts receivable and other current assets	515
Long-term investments	788
Property, equipment and capitalized software	1,052
Deferred tax assets	1,035
Other intangible assets	317
Other long-term assets	439
Total assets	4,924
Liabilities
Medical costs payable	701
Accounts payable and other current liabilities	834
Other long-term liabilities	136
Total liabilities	$1,671

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenues - unaffiliated customers:
Premiums	$72,293	$5,695	$—	$—	$—	$5,695	$—	$77,988
Products	—	59	41	11,809	—	11,909	—	11,909
Services	2,529	3,970	1,702	687	—	6,359	—	8,888
Total revenues - unaffiliated customers	74,822	9,724	1,743	12,496	—	23,963	—	98,785
Total revenues - affiliated customers	—	16,617	2,731	18,281	(1,016)	36,613	(36,613)	—
Investment and other income	535	390	28	58	—	476	—	1,011
Total revenues	$75,357	$26,731	$4,502	$30,835	$(1,016)	$61,052	$(36,613)	$99,796
Earnings from operations	$4,395	$1,899	$490	$1,147	$—	$3,536	$—	$7,931
Interest expense	—	—	—	—	—	—	(844)	(844)
Loss on sale of subsidiary	(7,086)	—	—	—	—	—	—	(7,086)
Earnings before income taxes	$(2,691)	$1,899	$490	$1,147	$—	$3,536	$(844)	$1
Three Months Ended March 31, 2023
Revenues - unaffiliated customers:
Premiums	$67,458	$5,328	$—	$—	$—	$5,328	$—	$72,786
Products	—	44	40	10,183	—	10,267	—	10,267
Services	2,555	3,089	1,926	510	—	5,525	—	8,080
Total revenues - unaffiliated customers	70,013	8,461	1,966	10,693	—	21,120	—	91,133
Total revenues - affiliated customers	—	14,266	2,510	16,679	(859)	32,596	(32,596)	—
Investment and other income	455	277	20	46	—	343	—	798
Total revenues	$70,468	$23,004	$4,496	$27,418	$(859)	$54,059	$(32,596)	$91,931
Earnings from operations	$4,343	$1,776	$907	$1,060	$—	$3,743	$—	$8,086
Interest expense	—	—	—	—	—	—	(754)	(754)
Earnings before income taxes	$4,343	$1,776	$907	$1,060	$—	$3,743	$(754)	$7,332

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2023 10-K, including the Consolidated Financial Statements and Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2023 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K and additional information on our segments can be found in this Item 2 and in Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Change Healthcare Cyberattack
As previously announced, on February 21, 2024, we identified that cybercrime threat actors had gained access to certain Change Healthcare information technology systems. Upon detection of this outside threat, we isolated the impacted systems to protect our partners and customers.
We have made substantial progress in mitigating the impact to consumers and care providers of the unprecedented cyberattack on the U.S. health system and certain Change Healthcare services. To support care providers, we accelerated funding and provided interest-free loans of approximately $3.9 billion through March 31, 2024, which has increased to over $6.5 billion through April 30, 2024. For the three months ended March 31, 2024, we incurred $593 million of direct response costs, including network restoration and increased medical care expenditures, as we suspended some care management activities to help care providers with their workflow processes. Optum Insight also experienced estimated business disruption impacts of $279 million for the three months ended March 31, 2024, reflecting lost revenue while maintaining full readiness of the affected Change Healthcare services. We expect to continue to incur direct response costs and experience business disruption impacts over the remainder of the year, including costs to continue to restore Change Healthcare’s services and the impact of suspended care management activities.
In April 2024, we also announced that based on initial targeted data sampling to date, we have found files containing protected health information (PHI) or personally identifiable information (PII), which could cover a substantial proportion of people in America. The investigation of impacted data is ongoing. It is possible that future risks and uncertainties resulting from the Change Healthcare cyberattack, including risks related to impacted data, litigation, reputational harm, and regulatory actions could adversely affect our financial condition or results of operations.

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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design, during the first quarter we continued to observe increased care patterns, primarily related to outpatient procedures for seniors, which may continue in future periods. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.
In the first quarter 2024, as a result of the Change Healthcare cyberattack, we incurred $340 million of medical costs related to the temporary suspension of some care management activities, impacting our UnitedHealthcare and Optum Health businesses, to help care providers with their workflow processes. Early in the second quarter we have resumed these activities. Additionally, the business disruption impacted claims receipt timing for payer customers, including UnitedHealthcare, which could potentially result in increased variability to our medical cost reserve development in future periods.
Medicaid Redeterminations. Medicaid redeterminations have continued to impact the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to care.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below industry forward medical trend. For example, the Final Notices for 2024 and 2025 rates resulted in an industry base rate decrease, both well short of an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2024 year-over-year operating comparisons to first quarter 2023 and other financial results.
•Consolidated revenues grew 9%, UnitedHealthcare revenues grew 7% and Optum revenues grew 13%.
•UnitedHealthcare served 1.6 million more people domestically, driven by growth in commercial and Medicare offerings.
•Consolidated earnings from operations of $7.9 billion compared to $8.1 billion last year, impacted by the Change Healthcare cyberattack.
•Diluted loss per common share was $1.53, impacted by the loss on the sale of our Brazil operations and the Change Healthcare cyberattack.
•Cash flows from operations for the three months ended March 31, 2024 were $1.1 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	2024 vs. 2023
Revenues:
Premiums	$77,988	$72,786	$5,202	7%
Products	11,909	10,267	1,642	16
Services	8,888	8,080	808	10
Investment and other income	1,011	798	213	27
Total revenues	99,796	91,931	7,865	9
Operating costs:
Medical costs	65,735	59,845	5,890	10
Operating costs	14,077	13,625	452	3
Cost of products sold	11,056	9,405	1,651	18
Depreciation and amortization	997	970	27	3
Total operating costs	91,865	83,845	8,020	10
Earnings from operations	7,931	8,086	(155)	(2)
Interest expense	(844)	(754)	(90)	12
Loss on sale of subsidiary	(7,086)	—	(7,086)	nm
Earnings before income taxes	1	7,332	(7,331)	nm
Provision for income taxes	(1,222)	(1,558)	336	(22)
Net (loss) earnings	(1,221)	5,774	(6,995)	nm
Earnings attributable to noncontrolling interests	(188)	(163)	(25)	15
Net (loss) earnings attributable to UnitedHealth Group common shareholders	$(1,409)	$5,611	$(7,020)	nm
Diluted (loss) earnings per share attributable to UnitedHealth Group common shareholders	$(1.53)	$5.95	$(7.48)
Medical care ratio (a)	84.3%	82.2%	2.1%
Operating cost ratio	14.1	14.8	(0.7)
Operating margin	7.9	8.8	(0.9)
Tax rate	nm	21.2	nm
Net earnings margin (b)	(1.4)	6.1	(7.5)
Return on equity (c)	nm	28.2%	nm
nm = not meaningful
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
2024 RESULTS OF OPERATIONS COMPARED TO 2023 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in the number of people served through Medicare Advantage and domestic commercial offerings, pricing trends and growth in Optum Health and Optum Rx.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage and domestic commercial offerings. The MCR increased as a result of the revenue effects of the Medicare funding reductions, incremental medical costs for accommodations made to care providers as a result of the Change Healthcare cyberattack and decreased favorable reserve development.

Operating Cost Ratio
The operating cost ratio decreased primarily due to operating cost management, partially offset by the impact of our direct response efforts to the Change Healthcare cyberattack, business mix and investments to support future growth.
Loss on Sale of Subsidiary
On February 6, 2024, the Company completed the sale of its Brazil operations. During the three months ended March 31, 2024, we recorded a loss of $7.1 billion, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss. As a result of the loss, which was non-deductible for income tax purposes, the income tax rate and return on equity were not meaningful for the three months ended March 31, 2024.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023
Revenues
UnitedHealthcare	$75,357	$70,468	$4,889	7%
Optum Health	26,731	23,004	3,727	16
Optum Insight	4,502	4,496	6	—
Optum Rx	30,835	27,418	3,417	12
Optum eliminations	(1,016)	(859)	(157)	18
Optum	61,052	54,059	6,993	13
Eliminations	(36,613)	(32,596)	(4,017)	12
Consolidated revenues	$99,796	$91,931	$7,865	9%
Earnings from operations
UnitedHealthcare	$4,395	$4,343	$52	1%
Optum Health	1,899	1,776	123	7
Optum Insight	490	907	(417)	(46)
Optum Rx	1,147	1,060	87	8
Optum	3,536	3,743	(207)	(6)
Consolidated earnings from operations	$7,931	$8,086	$(155)	(2)%
Operating margin
UnitedHealthcare	5.8%	6.2%	(0.4)%
Optum Health	7.1	7.7	(0.6)
Optum Insight	10.9	20.2	(9.3)
Optum Rx	3.7	3.9	(0.2)
Optum	5.8	6.9	(1.1)
Consolidated operating margin	7.9%	8.8%	(0.9)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023
UnitedHealthcare Employer & Individual - Domestic	$17,839	$16,544	$1,295	8%
UnitedHealthcare Employer & Individual - Global	1,532	2,163	(631)	(29)
UnitedHealthcare Employer & Individual - Total	19,371	18,707	664	4
UnitedHealthcare Medicare & Retirement	35,486	33,006	2,480	8
UnitedHealthcare Community & State	20,500	18,755	1,745	9
Total UnitedHealthcare revenues	$75,357	$70,468	$4,889	7%
The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2024	2023	2024 vs. 2023
Commercial - Domestic:
Risk-based	8,545	8,025	520	6%
Fee-based	20,870	19,325	1,545	8
Total Commercial - Domestic	29,415	27,350	2,065	8
Medicare Advantage	7,760	7,545	215	3
Medicaid	7,680	8,380	(700)	(8)
Medicare Supplement (Standardized)	4,325	4,320	5	—
Total Community and Senior	19,765	20,245	(480)	(2)
Total UnitedHealthcare - Domestic Medical	49,180	47,595	1,585	3
Commercial - Global	2,295	5,295	(3,000)	(57)
Total UnitedHealthcare - Medical	51,475	52,890	(1,415)	(3)%
Supplemental Data:
Medicare Part D stand-alone	3,085	3,380	(295)	(9)%
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage, those with higher acuity needs and domestic commercial offerings, partially offset by decreased people served globally due to the sale of our Brazil operations and Medicaid offerings due to continued redeterminations. Earnings from operations increased due to the factors impacting revenue, partially offset by Medicare Advantage funding reductions and incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack.
Optum
Total revenues increased due to growth at Optum Health and Optum Rx. Earnings from operations decreased due to the impacts of the Change Healthcare cyberattack. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements. Earnings from operations increased due to cost management initiatives, partially offset by costs associated with serving newly added patients under value-based care arrangements and incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack. Optum Health served approximately 104 million people and 103 million people as of March 31, 2024 and March 31, 2023, respectively.
Optum Insight
Revenues at Optum Insight were consistent due to growth in technology services, offset by the business disruption impacts from the Change Healthcare cyberattack. Earnings from operations decreased primarily due to the business disruption impacts and direct response costs related to the Change Healthcare cyberattack.

Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Optum Rx fulfilled 395 million and 378 million adjusted scripts in the first quarters of 2024 and 2023, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2024	2023	2024 vs. 2023
Sources of cash:
Cash provided by operating activities	$1,144	$16,327	$(15,183)
Issuances of short-term borrowings and long-term debt, net of repayments	11,364	12,375	(1,011)
Proceeds from common stock issuances	486	344	142
Customer funds administered	1,745	5,012	(3,267)
Sales and maturities of investments, net of purchases	492	—	492
Total sources of cash	15,231	34,058
Uses of cash:
Common stock repurchases	(3,072)	(2,000)	(1,072)
Cash paid for acquisitions, net of cash assumed	(3,006)	(7,826)	4,820
Purchases of investments, net of sales and maturities	—	(2,319)	2,319
Purchases of property, equipment and capitalized software	(743)	(760)	17
Cash dividends paid	(1,729)	(1,537)	(192)
Other	(3,646)	(1,119)	(2,527)
Total uses of cash	(12,196)	(15,561)
Effect of exchange rate changes on cash and cash equivalents	(48)	51	(99)
Net increase in cash and cash equivalents	$2,987	$18,548	$(15,561)
2024 Cash Flows Compared to 2023 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by the receipt of the April CMS premium payment of $11.2 billion in March 2023 and Change Healthcare cyberattack response actions, including the acceleration of provider payments and the timing of public-sector cash receipts. Other significant changes in sources or uses of cash year-over-year included decreased cash paid for acquisitions and net purchases of investments; offset by decreased customer funds administered; loans to care providers in response to the Change Healthcare cyberattack, included in other uses of cash; increased common stock repurchases and decreased net issuances of short-term borrowings and long-term debt.
Financial Condition
As of March 31, 2024, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $76.7 billion included approximately $28.4 billion of cash and cash equivalents (of which $2.1 billion was available for general corporate use), $44.1 billion of debt securities and $4.1 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of March 31, 2024. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2023 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. During the three months ended March 31, 2024, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2023 10-K.
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of March 31, 2024, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 43%.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2023 10-K.
Credit Ratings. Our credit ratings as of March 31, 2024 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2024, we repurchased approximately 6 million shares at an average price of $505.46 per share. As of March 31, 2024, we had Board of Directors’ authorization to purchase up to 9 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. Our quarterly cash dividend to shareholders reflects an annual rate of $7.52.
Pending Acquisitions. As of March 31, 2024, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $4 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2023 10-K.

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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2023 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2023 10-K.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to complete, manage or integrate strategic transactions; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2024 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2024
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$728	$556	$(3,616)	$(8,439)
1	364	278	(1,860)	(4,607)
(1)	(364)	(263)	1,949	5,590
(2)	728	(524)	3,960	12,440
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2023 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2023 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
First Quarter 2024

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2024	2.5	$513.89	2.5	12.4
February 29, 2024	1.7	515.88	1.7	10.7
March 31, 2024	1.9	484.39	1.9	8.8
Total	6.1	$505.46	6.1
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
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	May 8, 2024
Andrew Witty

/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	Dated:	May 8, 2024
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 8, 2024
Thomas Roos