Form 10-Q
period 2024-06-30
UNITEDHEALTH GROUP INC
filed 2024-08-09
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 1-10864
__________________________________________________________
UnitedHealth Group Incorporated
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware			41-1321939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

9900 Bren Road East		55343	655 New York Avenue NW		20001
Minnetonka,	Minnesota		Washington,	DC
(Address of principal executive offices)		(Zip Code)	(Address of principal executive offices)		(Zip Code)
(800) 328-5979
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2024, there were 923,418,150 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,286	$25,427
Short-term investments	5,037	4,201
Accounts receivable, net	23,115	21,276
Other current receivables, net	26,762	17,694
Assets under management	3,414	3,755
Prepaid expenses and other current assets	7,424	6,084
Total current assets	92,038	78,437
Long-term investments	46,113	47,609
Property, equipment and capitalized software, net	9,801	11,450
Goodwill	105,436	103,732
Other intangible assets, net	14,729	15,194
Other assets	17,939	17,298
Total assets	$286,056	$273,720
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$32,547	$32,395
Accounts payable and accrued liabilities	30,886	31,958
Short-term borrowings and current maturities of long-term debt	11,371	4,274
Unearned revenues	2,572	3,355
Other current liabilities	27,294	27,072
Total current liabilities	104,670	99,054
Long-term debt, less current maturities	63,727	58,263
Deferred income taxes	3,631	3,021
Other liabilities	14,794	14,463
Total liabilities	186,822	174,801
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,558	4,498
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 921 and 924 issued and outstanding	9	9
Additional paid-in capital	373	—
Retained earnings	92,400	95,774
Accumulated other comprehensive loss	(3,423)	(7,027)
Nonredeemable noncontrolling interests	5,317	5,665
Total equity	94,676	94,421
Total liabilities, redeemable noncontrolling interests and equity	$286,056	$273,720
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues:
Premiums	$76,897	$72,474	$154,885	$145,260
Products	12,211	10,651	24,120	20,918
Services	8,750	8,663	17,638	16,743
Investment and other income	997	1,115	2,008	1,913
Total revenues	98,855	92,903	198,651	184,834
Operating costs:
Medical costs	65,458	60,268	131,193	120,113
Operating costs	13,162	13,809	27,239	27,434
Cost of products sold	11,340	9,748	22,396	19,153
Depreciation and amortization	1,020	1,021	2,017	1,991
Total operating costs	90,980	84,846	182,845	168,691
Earnings from operations	7,875	8,057	15,806	16,143
Interest expense	(985)	(828)	(1,829)	(1,582)
Loss on sale of subsidiary and subsidiaries held for sale	(1,225)	—	(8,311)	—
Earnings before income taxes	5,665	7,229	5,666	14,561
Provision for income taxes	(1,244)	(1,572)	(2,466)	(3,130)
Net earnings	4,421	5,657	3,200	11,431
Earnings attributable to noncontrolling interests	(205)	(183)	(393)	(346)
Net earnings attributable to UnitedHealth Group common shareholders	$4,216	$5,474	$2,807	$11,085
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$4.58	$5.89	$3.05	$11.91
Diluted	$4.54	$5.82	$3.02	$11.77
Basic weighted-average number of common shares outstanding	921	930	921	931
Dilutive effect of common share equivalents	7	10	8	11
Diluted weighted-average number of common shares outstanding	928	940	929	942
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	7	7	6
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net earnings	$4,421	$5,657	$3,200	$11,431
Other comprehensive income (loss):
Gross unrealized (losses) gains on investment securities during the period	(75)	(431)	(365)	209
Income tax effect	17	99	85	(48)
Total unrealized (losses) gains, net of tax	(58)	(332)	(280)	161
Gross reclassification adjustment for net realized gains included in net earnings	(26)	(47)	(58)	(34)
Income tax effect	6	11	13	8
Total reclassification adjustment, net of tax	(20)	(36)	(45)	(26)
Foreign currency translation gains (losses)	8	267	(285)	608
Reclassification adjustment for translation losses included in net earnings	86	—	4,214	—
Total foreign currency translation gains	94	267	3,929	608
Other comprehensive income (loss)	16	(101)	3,604	743
Comprehensive income	4,437	5,556	6,804	12,174
Comprehensive income attributable to noncontrolling interests	(205)	(183)	(393)	(346)
Comprehensive income attributable to UnitedHealth Group common shareholders	$4,232	$5,373	$6,411	$11,828
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2024	920	$9	$—	$90,118	$(2,218)	$(1,221)	$5,682	$92,370
Net earnings				4,216			158	4,374
Other comprehensive (loss) income					(78)	94		16
Issuances of common stock, and related tax effects	1	—	196					196
Share-based compensation			210					210
Common share repurchases	—	—	3	1				4
Cash dividends paid on common shares ($2.10 per share)				(1,935)				(1,935)
Redeemable noncontrolling interests fair value and other adjustments			(36)					(36)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(338)	(338)
Distribution to nonredeemable noncontrolling interests							(185)	(185)
Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676

Balance at March 31, 2023	932	$9	$—	$88,852	$(2,275)	$(5,274)	$4,509	$85,821
Net earnings				5,474			139	5,613
Other comprehensive (loss) income					(368)	267		(101)
Issuances of common stock, and related tax effects	1	—	218					218
Share-based compensation			232					232
Common share repurchases	(6)	—	(442)	(2,585)				(3,027)
Cash dividends paid on common shares ($1.88 per share)				(1,747)				(1,747)
Redeemable noncontrolling interests fair value and other adjustments			(8)					(8)
Acquisition and other adjustments of nonredeemable noncontrolling interests							478	478
Distribution to nonredeemable noncontrolling interests							(111)	(111)
Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net earnings				2,807			307	3,114
Other comprehensive (loss) income					(325)	3,929		3,604
Issuances of common stock, and related tax effects	3	—	438					438
Share-based compensation			562					562
Common share repurchases	(6)	—	(571)	(2,517)				(3,088)
Cash dividends paid on common shares ($3.98 per share)				(3,664)				(3,664)
Redeemable noncontrolling interests fair value and other adjustments			(56)					(56)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(319)	(319)
Distribution to nonredeemable noncontrolling interests							(336)	(336)
Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676

Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				11,085			252	11,337
Other comprehensive income					135	608		743
Issuances of common stock, and related tax effects	3	—	568					568
Share-based compensation			598					598
Common share repurchases	(10)	—	(1,075)	(3,963)				(5,038)
Cash dividends paid on common shares ($3.53 per share)				(3,284)				(3,284)
Redeemable noncontrolling interests fair value and other adjustments			(91)					(91)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,297	1,297
Distribution to nonredeemable noncontrolling interests							(212)	(212)
Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities
Net earnings	$3,200	$11,431
Noncash items:
Depreciation and amortization	2,017	1,991
Deferred income taxes	(358)	(482)
Share-based compensation	594	604
Loss on sale of subsidiary and subsidiaries held for sale	8,311	—
Other, net	459	(91)
Net change in other operating items, net of effects from acquisitions, dispositions and changes in AARP balances:
Accounts receivable	(2,471)	197
Other assets	(4,121)	(2,001)
Medical costs payable	777	2,408
Accounts payable and other liabilities	36	1,547
Unearned revenues	(554)	11,755
Cash flows from operating activities	7,890	27,359
Investing activities
Purchases of investments	(10,130)	(9,225)
Sales of investments	5,288	3,188
Maturities of investments	4,621	4,463
Cash paid for acquisitions, net of cash assumed	(3,031)	(8,161)
Purchases of property, equipment and capitalized software	(1,596)	(1,589)
Loans to providers - cyberattack	(8,100)	—
Other, net	(809)	(424)
Cash flows used for investing activities	(13,757)	(11,748)
Financing activities
Common share repurchases	(3,072)	(5,000)
Cash dividends paid	(3,664)	(3,284)
Proceeds from common stock issuances	744	628
Repayments of long-term debt	(1,750)	(2,125)
Proceeds from short-term borrowings, net	8,615	3,426
Proceeds from issuance of long-term debt	5,925	6,394
Customer funds administered	990	4,069
Other, net	(753)	(1,377)
Cash flows from financing activities	7,035	2,731
Effect of exchange rate changes on cash and cash equivalents	(44)	106
Increase in cash and cash equivalents, including cash within businesses held for sale	1,124	18,448
Less: cash within businesses held for sale	(265)	—
Net increase in cash and cash equivalents	859	18,448
Cash and cash equivalents, beginning of period	25,427	23,365
Cash and cash equivalents, end of period	$26,286	$41,813
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
Revenues - Products and Services
As of June 30, 2024 and December 31, 2023, accounts receivable related to products and services were $9.0 billion and $8.6 billion, respectively. As of June 30, 2024, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $14.0 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$5,007	$—	$(264)	$4,743
State and municipal obligations	7,299	4	(397)	6,906
Corporate obligations	23,193	14	(1,222)	21,985
U.S. agency mortgage-backed securities	9,320	3	(899)	8,424
Non-U.S. agency mortgage-backed securities	2,894	—	(218)	2,676
Total debt securities - available-for-sale	47,713	21	(3,000)	44,734
Debt securities - held-to-maturity:
U.S. government and agency obligations	413	—	(4)	409
State and municipal obligations	28	—	(3)	25
Corporate obligations	124	—	—	124
Total debt securities - held-to-maturity	565	—	(7)	558
Total debt securities	$48,278	$21	$(3,007)	$45,292
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,674	$3	$(234)	$4,443
State and municipal obligations	7,636	39	(322)	7,353
Corporate obligations	23,136	67	(1,186)	22,017
U.S. agency mortgage-backed securities	8,982	22	(708)	8,296
Non-U.S. agency mortgage-backed securities	3,023	3	(240)	2,786
Total debt securities - available-for-sale	47,451	134	(2,690)	44,895
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	1	(6)	501
State and municipal obligations	28	—	(2)	26
Corporate obligations	69	—	—	69
Total debt securities - held-to-maturity	603	1	(8)	596
Total debt securities	$48,054	$135	$(2,698)	$45,491
The Company held $4.2 billion and $4.9 billion of equity securities as of June 30, 2024 and December 31, 2023, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $1.7 billion and $1.4 billion of equity method investments primarily in operating businesses in the health care sector as of June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses on held-to-maturity securities at June 30, 2024 and December 31, 2023 was not material.

The amortized cost and fair value of debt securities as of June 30, 2024, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,172	$5,137	$363	$362
Due after one year through five years	14,656	14,021	171	168
Due after five years through ten years	10,930	10,044	14	13
Due after ten years	4,741	4,432	17	15
U.S. agency mortgage-backed securities	9,320	8,424	—	—
Non-U.S. agency mortgage-backed securities	2,894	2,676	—	—
Total debt securities	$47,713	$44,734	$565	$558
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,187	$(9)	$2,773	$(255)	$3,960	$(264)
State and municipal obligations	1,942	(30)	4,584	(367)	6,526	(397)
Corporate obligations	5,334	(49)	13,570	(1,173)	18,904	(1,222)
U.S. agency mortgage-backed securities	2,511	(45)	5,757	(854)	8,268	(899)
Non-U.S. agency mortgage-backed securities	403	(4)	2,157	(214)	2,560	(218)
Total debt securities - available-for-sale	$11,377	$(137)	$28,841	$(2,863)	$40,218	$(3,000)
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,270	$(7)	$2,077	$(227)	$3,347	$(234)
State and municipal obligations	907	(7)	4,063	(315)	4,970	(322)
Corporate obligations	1,826	(17)	14,696	(1,169)	16,522	(1,186)
U.S. agency mortgage-backed securities	1,337	(12)	5,069	(696)	6,406	(708)
Non-U.S. agency mortgage-backed securities	279	(6)	2,202	(234)	2,481	(240)
Total debt securities - available-for-sale	$5,619	$(49)	$28,107	$(2,641)	$33,726	$(2,690)
The Company’s unrealized losses from debt securities as of June 30, 2024 were generated from approximately 33,000 positions out of a total of 40,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of June 30, 2024, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2024 and December 31, 2023 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2024
Cash and cash equivalents	$26,070	$216	$—	$26,286
Debt securities - available-for-sale:
U.S. government and agency obligations	4,571	172	—	4,743
State and municipal obligations	—	6,906	—	6,906
Corporate obligations	20	21,768	197	21,985
U.S. agency mortgage-backed securities	—	8,424	—	8,424
Non-U.S. agency mortgage-backed securities	—	2,676	—	2,676
Total debt securities - available-for-sale	4,591	39,946	197	44,734
Equity securities	1,701	16	69	1,786
Assets under management	1,414	1,893	107	3,414
Total assets at fair value	$33,776	$42,071	$373	$76,220
Percentage of total assets at fair value	44%	55%	1%	100%
December 31, 2023
Cash and cash equivalents	$25,345	$82	$—	$25,427
Debt securities - available-for-sale:
U.S. government and agency obligations	4,167	276	—	4,443
State and municipal obligations	—	7,353	—	7,353
Corporate obligations	15	21,800	202	22,017
U.S. agency mortgage-backed securities	—	8,296	—	8,296
Non-U.S. agency mortgage-backed securities	—	2,786	—	2,786
Total debt securities - available-for-sale	4,182	40,511	202	44,895
Equity securities	2,468	16	69	2,553
Assets under management	1,505	2,140	110	3,755
Total assets at fair value	$33,500	$42,749	$381	$76,630
Percentage of total assets at fair value	44%	55%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2024 or 2023.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2024
Debt securities - held-to-maturity	$531	$27	$—	$558	$565
Long-term debt and other financing obligations	$—	$61,144	$—	$61,144	$65,186
December 31, 2023
Debt securities - held-to-maturity	$524	$72	$—	$596	$603
Long-term debt and other financing obligations	$—	$59,851	$—	$59,851	$61,449
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within our South American operations held for sale as of June 30, 2024 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information and market conditions. There were no other significant fair value adjustments for assets and liabilities recorded during the six months ended June 30, 2024 or 2023.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2024	2023
Medical costs payable, beginning of period	$32,395	$29,056
Acquisitions (dispositions), net	(687)	1
Reported medical costs:
Current year	131,583	120,773
Prior years	(390)	(660)
Total reported medical costs	131,193	120,113
Medical payments:
Payments for current year	(102,288)	(91,621)
Payments for prior years	(27,887)	(25,602)
Total medical payments	(130,175)	(117,223)
Less: medical costs payable included within businesses held for sale	(179)	—
Medical costs payable, end of period	$32,547	$31,947
For the six months ended June 30, 2024 and 2023, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $23.6 billion and $22.3 billion at June 30, 2024 and December 31, 2023, respectively.

5.    Short-Term Borrowings and Long-Term Debt
In March 2024, the Company issued $6.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.600% notes due April 2027	$500
4.700% notes due April 2029	400
4.900% notes due April 2031	1,000
5.000% notes due April 2034	1,250
5.375% Notes due April 2054	1,750
5.500% Notes due April 2064	1,100
In July 2024, the Company issued $12.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
Floating rate notes due July 2026	$500
4.750% notes due July 2026	650
4.800% notes due January 2030	1,250
4.950% notes due January 2032	1,500
5.150% notes due July 2034	2,000
5.500% notes due July 2044	1,500
5.625% notes due July 2054	2,750
5.750% notes due July 2064	1,850
As of June 30, 2024, the Company had $9.9 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.4%.
In May 2024, the Company entered into an additional $3 billion 364-day revolving bank credit facility and a $5 billion 364-day delayed draw term loan. As of June 30, 2024 no amount had been drawn on any of the bank credit facilities.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
6.    Shareholders’ Equity
Share Repurchase Program
In June 2024, the Company’s Board of Directors amended the Company’s share repurchase program to authorize the repurchase of up to 35 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. As of June 30, 2024, the Company had 44 million shares remaining available under its share repurchase authorization.
Dividends
In June 2024, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.40 compared to $7.52 per share, which the Company had paid since June 2023. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments during the six months ended June 30, 2024:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 19	$1.88	$1,729
June 25	2.10	1,935

7.    Commitments and Contingencies
Pending Transactions
As of June 30, 2024, the Company had entered into transaction agreements in the health care sector, subject to regulatory approval and/or other customary closing conditions. The total anticipated consideration required for these transactions, excluding the payoff of acquired indebtedness, was approximately $6 billion. In July, 2024, the Company completed transactions in the health care sector for total consideration of approximately $10 billion.
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

8.    Disposition and Held for Sale
On February 6, 2024, the Company completed the sale of its Brazil operations. During the six months ended June 30, 2024, the Company recorded a loss of $7.1 billion within the Condensed Consolidated Statement of Operations, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss.
In the second quarter of 2024, the Company initiated a plan to sell its remaining South American operations. The sales are expected to close within a year, subject to regulatory and other customary closing conditions. The Company determined that the businesses are classified as held for sale. Assets and liabilities held for sale have been included within prepaid and other current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively. In the second quarter of 2024, the Company recorded a loss of $1.2 billion within the Condensed Consolidated Statements of Operations, of which $867 million related to the impact of cumulative foreign currency translation losses.
The assets and liabilities of the Brazil and held for sale disposal groups as of the date of the sale and as of June 30, 2024, respectively, were as follows:

(in millions)	Brazil Disposition	Businesses Held for Sale
Assets
Cash and cash equivalents	$778	$265
Accounts receivable and other current assets	515	608
Long-term investments	788	39
Property, equipment and capitalized software	1,052	633
Deferred tax assets	1,035	—
Goodwill and other intangible assets	317	445
Other long-term assets	439	246
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	—	(1,225)
Total assets	$4,924	$1,011
Liabilities
Medical costs payable	$701	$179
Accounts payable and other current liabilities	834	378
Other long-term liabilities	136	524
Total liabilities	$1,671	$1,081
(1)      Includes the effect of $867 million of cumulative foreign currency translation losses and $52 million of noncontrolling interests.

9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenues - unaffiliated customers:
Premiums	$70,950	$5,947	$—	$—	$—	$5,947	$—	$76,897
Products	—	62	41	12,108	—	12,211	—	12,211
Services	2,388	4,083	1,405	874	—	6,362	—	8,750
Total revenues - unaffiliated customers	73,338	10,092	1,446	12,982	—	24,520	—	97,858
Total revenues - affiliated customers	—	16,576	3,070	19,373	(1,129)	37,890	(37,890)	—
Investment and other income	528	382	27	60	—	469	—	997
Total revenues	$73,866	$27,050	$4,543	$32,415	$(1,129)	$62,879	$(37,890)	$98,855
Earnings from operations	$4,004	$1,919	$546	$1,406	$—	$3,871	$—	$7,875
Interest expense	—	—	—	—	—	—	(985)	(985)
Loss on sale of subsidiary and subsidiaries held for sale	(1,225)	—	—	—	—	—	—	(1,225)
Earnings before income taxes	$2,779	$1,919	$546	$1,406	$—	$3,871	$(985)	$5,665
Three Months Ended June 30, 2023
Revenues - unaffiliated customers:
Premiums	$67,047	$5,427	$—	$—	$—	$5,427	$—	$72,474
Products	—	51	39	10,561	—	10,651	—	10,651
Services	2,584	3,541	1,995	543	—	6,079	—	8,663
Total revenues - unaffiliated customers	69,631	9,019	2,034	11,104	—	22,157	—	91,788
Total revenues - affiliated customers	—	14,454	2,615	17,496	(893)	33,672	(33,672)	—
Investment and other income	600	444	25	46	—	515	—	1,115
Total revenues	$70,231	$23,917	$4,674	$28,646	$(893)	$56,344	$(33,672)	$92,903
Earnings from operations	$4,358	$1,525	$968	$1,206	$—	$3,699	$—	$8,057
Interest expense	—	—	—	—	—	—	(828)	(828)
Earnings before income taxes	$4,358	$1,525	$968	$1,206	$—	$3,699	$(828)	$7,229

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2024
Revenues - unaffiliated customers:
Premiums	$143,243	$11,642	$—	$—	$—	$11,642	$—	$154,885
Products	—	121	82	23,917	—	24,120	—	24,120
Services	4,917	8,053	3,107	1,561	—	12,721	—	17,638
Total revenues - unaffiliated customers	148,160	19,816	3,189	25,478	—	48,483	—	196,643
Total revenues - affiliated customers	—	33,193	5,801	37,654	(2,145)	74,503	(74,503)	—
Investment and other income	1,063	772	55	118	—	945	—	2,008
Total revenues	$149,223	$53,781	$9,045	$63,250	$(2,145)	$123,931	$(74,503)	$198,651
Earnings from operations	$8,399	$3,818	$1,036	$2,553	$—	$7,407	$—	$15,806
Interest expense	—	—	—	—	—	—	(1,829)	(1,829)
Loss on sale of subsidiary and subsidiaries held for sale	(8,311)	—	—	—	—	—	—	(8,311)
Earnings before income taxes	$88	$3,818	$1,036	$2,553	$—	$7,407	$(1,829)	$5,666
Six Months Ended June 30, 2023
Revenues - unaffiliated customers:
Premiums	$134,505	$10,755	$—	$—	$—	$10,755	$—	$145,260
Products	—	95	79	20,744	—	20,918	—	20,918
Services	5,139	6,630	3,921	1,053	—	11,604	—	16,743
Total revenues - unaffiliated customers	139,644	17,480	4,000	21,797	—	43,277	—	182,921
Total revenues - affiliated customers	—	28,720	5,125	34,175	(1,752)	66,268	(66,268)	—
Investment and other income	1,055	721	45	92	—	858	—	1,913
Total revenues	$140,699	$46,921	$9,170	$56,064	$(1,752)	$110,403	$(66,268)	$184,834
Earnings from operations	$8,701	$3,301	$1,875	$2,266	$—	$7,442	$—	$16,143
Interest expense	—	—	—	—	—	—	(1,582)	(1,582)
Earnings before income taxes	$8,701	$3,301	$1,875	$2,266	$—	$7,442	$(1,582)	$14,561

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
We have made substantial progress in mitigating the impact to consumers and care providers of the unprecedented cyberattack on the U.S. health system and have restored the majority of the affected Change Healthcare services. To support care providers, we accelerated funding and provided interest-free loans of more than $9 billion through June 30, 2024. For the three and six months ended June 30, 2024, we incurred $776 million and $1.4 billion of direct response costs, respectively, including network restoration and increased medical care expenditures, as we suspended some care management activities to help care providers with their workflow processes. Optum Insight also experienced estimated business disruption impacts of $334 million and $613 million for the three and six months ended June 30, 2024, respectively, reflecting lost revenue while maintaining full readiness of the affected Change Healthcare services. We expect to continue to incur direct response costs and experience business disruption impacts over the remainder of the year, including costs to continue to restore Change Healthcare’s services.
Based upon our ongoing review of the impacted data, we have found files containing protected health information (PHI) or personally identifiable information (PII), which cover a substantial proportion of people in America. In June 2024, Change Healthcare gave public notice of the breach under HIPAA and began notifying affected customer entities in June and individuals in late July. The investigation of impacted data is ongoing. It is possible that future risks and uncertainties resulting from the Change Healthcare cyberattack, including risks related to impacted data, litigation, reputational harm, and regulatory actions could adversely affect our financial condition or results of operations.

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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design, we have continued to observe increased care patterns, primarily related to outpatient procedures for seniors, which may continue in future periods. We endeavor to mitigate those increases by engaging physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.
As a result of the Change Healthcare cyberattack, we incurred medical costs related to the impact of the temporary suspension of some care management activities, impacting our UnitedHealthcare and Optum Health businesses, to help care providers with their workflow processes. Early in the second quarter we resumed these activities. For the three and six months June 30, 2024, medical costs related to the temporary suspension of some care management activities were $290 million and $630 million, respectively.
Medicaid Redeterminations. Medicaid redeterminations have continued to impact the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to care.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below the industry forward medical trend. For example, the Final Notices for 2024 and 2025 rates resulted in an industry base rate decrease, both well short of an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2024 year-over-year operating comparisons to second quarter 2023 and other financial results.
•Consolidated revenues grew 6%, UnitedHealthcare revenues grew 5% and Optum revenues grew 12%.
•UnitedHealthcare served 1.6 million more people domestically, driven by growth in commercial offerings, partially offset by the impact of Medicaid redeterminations.
•Consolidated earnings from operations of $7.9 billion compared to $8.1 billion last year, impacted by the Change Healthcare cyberattack.
•Diluted earnings per common share was $4.54, impacted by the loss on our South American subsidiaries held for sale and the Change Healthcare cyberattack.
•Cash flows from operations for the six months ended June 30, 2024 were $7.9 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues:
Premiums	$76,897	$72,474	$4,423	6%	$154,885	$145,260	$9,625	7%
Products	12,211	10,651	1,560	15	24,120	20,918	3,202	15
Services	8,750	8,663	87	1	17,638	16,743	895	5
Investment and other income	997	1,115	(118)	(11)	2,008	1,913	95	5
Total revenues	98,855	92,903	5,952	6	198,651	184,834	13,817	7
Operating costs:
Medical costs	65,458	60,268	5,190	9	131,193	120,113	11,080	9
Operating costs	13,162	13,809	(647)	(5)	27,239	27,434	(195)	(1)
Cost of products sold	11,340	9,748	1,592	16	22,396	19,153	3,243	17
Depreciation and amortization	1,020	1,021	(1)	—	2,017	1,991	26	1
Total operating costs	90,980	84,846	6,134	7	182,845	168,691	14,154	8
Earnings from operations	7,875	8,057	(182)	(2)	15,806	16,143	(337)	(2)
Interest expense	(985)	(828)	(157)	19	(1,829)	(1,582)	(247)	16
Loss on sale of subsidiary and subsidiaries held for sale	(1,225)	—	(1,225)	nm	(8,311)	—	(8,311)	nm
Earnings before income taxes	5,665	7,229	(1,564)	(22)	5,666	14,561	(8,895)	(61)
Provision for income taxes	(1,244)	(1,572)	328	(21)	(2,466)	(3,130)	664	(21)
Net earnings	4,421	5,657	(1,236)	(22)	3,200	11,431	(8,231)	(72)
Earnings attributable to noncontrolling interests	(205)	(183)	(22)	12	(393)	(346)	(47)	14
Net earnings attributable to UnitedHealth Group common shareholders	$4,216	$5,474	$(1,258)	(23)	$2,807	$11,085	$(8,278)	(75)
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$4.54	$5.82	$(1.28)		$3.02	$11.77	$(8.75)
Medical care ratio (a)	85.1%	83.2%	1.9%		84.7%	82.7%	2.0%
Operating cost ratio	13.3	14.9	(1.6)		13.7	14.8	(1.1)
Operating margin	8.0	8.7	(0.7)		8.0	8.7	(0.7)
Tax rate	22.0	21.7	0.3		43.5	21.5	22.0
Net earnings margin (b)	4.3	5.9	(1.6)		1.4	6.0	(4.6)
Return on equity (c)	19.2%	26.8%	(7.6)		6.4%	27.5%	(21.1)
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

2024 RESULTS OF OPERATIONS COMPARED TO 2023 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in Optum Rx and Optum Health, growth across our UnitedHealthcare domestic offerings and pricing trends, partially offset by decreased UnitedHealthcare international revenue due to the sale of our Brazil operations.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage, those with higher acuity needs and domestic commercial offerings. The MCR increased as a result of the revenue effects of the Medicare funding reductions, incremental medical costs for accommodations made to care providers as a result of the Change Healthcare cyberattack, South American impacts and decreased favorable reserve development.
Operating Cost Ratio
The operating cost ratio decreased primarily due to operating cost management, partially offset by the impact of our direct response efforts to the Change Healthcare cyberattack and investments to support future growth.
Loss on Sale of Subsidiary and Subsidiaries Held for Sale
On February 6, 2024, the Company completed the sale of its Brazil operations. During the six months ended June 30, 2024, we recorded a loss of $7.1 billion, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss.
In the second quarter of 2024, the Company initiated a plan to sell its remaining South American operations, which were classified as held for sale as of June 30, 2024. As a result, the Company recorded a loss of $1.2 billion, of which $867 million related to the impact of cumulative foreign currency translation losses.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
UnitedHealthcare	$73,866	$70,231	$3,635	5%	$149,223	$140,699	$8,524	6%
Optum Health	27,050	23,917	3,133	13	53,781	46,921	6,860	15
Optum Insight	4,543	4,674	(131)	(3)	9,045	9,170	(125)	(1)
Optum Rx	32,415	28,646	3,769	13	63,250	56,064	7,186	13
Optum eliminations	(1,129)	(893)	(236)	26	(2,145)	(1,752)	(393)	22
Optum	62,879	56,344	6,535	12	123,931	110,403	13,528	12
Eliminations	(37,890)	(33,672)	(4,218)	13	(74,503)	(66,268)	(8,235)	12
Consolidated revenues	$98,855	$92,903	$5,952	6%	$198,651	$184,834	$13,817	7%
Earnings from operations
UnitedHealthcare	$4,004	$4,358	$(354)	(8)%	$8,399	$8,701	$(302)	(3)%
Optum Health	1,919	1,525	394	26	3,818	3,301	517	16
Optum Insight	546	968	(422)	(44)	1,036	1,875	(839)	(45)
Optum Rx	1,406	1,206	200	17	2,553	2,266	287	13
Optum	3,871	3,699	172	5	7,407	7,442	(35)	—
Consolidated earnings from operations	$7,875	$8,057	$(182)	(2)%	$15,806	$16,143	$(337)	(2)%
Operating margin
UnitedHealthcare	5.4%	6.2%	(0.8)%		5.6%	6.2%	(0.6)%
Optum Health	7.1	6.4	0.7		7.1	7.0	0.1
Optum Insight	12.0	20.7	(8.7)		11.5	20.4	(8.9)
Optum Rx	4.3	4.2	0.1		4.0	4.0	—
Optum	6.2	6.6	(0.4)		6.0	6.7	(0.7)
Consolidated operating margin	8.0%	8.7%	(0.7)%		8.0%	8.7%	(0.7)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
UnitedHealthcare Employer & Individual - Domestic	$18,646	$16,759	$1,887	11%	$36,485	$33,303	$3,182	10%
UnitedHealthcare Employer & Individual - Global	591	2,325	(1,734)	(75)	2,123	4,488	(2,365)	(53)
UnitedHealthcare Employer & Individual - Total	19,237	19,084	153	1	38,608	37,791	817	2
UnitedHealthcare Medicare & Retirement	34,904	32,440	2,464	8	70,390	65,446	4,944	8
UnitedHealthcare Community & State	19,725	18,707	1,018	5	40,225	37,462	2,763	7
Total UnitedHealthcare revenues	$73,866	$70,231	$3,635	5%	$149,223	$140,699	$8,524	6%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2024	2023	2024 vs. 2023
Commercial - Domestic:
Risk-based	8,735	8,035	700	9%
Fee-based	20,835	19,140	1,695	9
Total Commercial - Domestic	29,570	27,175	2,395	9
Medicare Advantage	7,770	7,590	180	2
Medicaid	7,410	8,355	(945)	(11)
Medicare Supplement (Standardized)	4,335	4,330	5	—
Total Community and Senior	19,515	20,275	(760)	(4)
Total UnitedHealthcare - Domestic Medical	49,085	47,450	1,635	3
Commercial - Global	1,330	5,385	(4,055)	(75)
Total UnitedHealthcare - Medical	50,415	52,835	(2,420)	(5)%
Supplemental Data:
Medicare Part D stand-alone	3,065	3,355	(290)	(9)%
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage, domestic commercial offerings and those with higher acuity needs, partially offset by decreased people served globally due to the sale of our Brazil operations and Medicaid offerings due to continued redeterminations. Earnings from operations increased due to the factors impacting revenue, partially offset by Medicare Advantage funding reductions and incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack.
Optum
Total revenues increased due to growth at Optum Rx and Optum Health. Earnings from operations increased for the three months ended June 30, 2024 and were consistent for the six months ended June 30, 2024, with growth at Optum Rx and Optum Health offset by the impacts of the Change Healthcare cyberattack. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements. Earnings from operations increased due to cost management initiatives, partially offset by costs associated with serving newly added patients under value-based care arrangements. For the six months ended June 30, 2024, earnings from operations increases were also partially offset by incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack. Optum Health served approximately 104 million people and 103 million people as of June 30, 2024 and June 30, 2023, respectively.
Optum Insight
Revenues at Optum Insight decreased due the business disruption impacts from the Change Healthcare cyberattack, partially offset by growth in technology services. Earnings from operations decreased primarily due to the business disruption impacts and direct response costs related to the Change Healthcare cyberattack.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Optum Rx fulfilled 399 million and 381 million adjusted scripts in the second quarters of 2024 and 2023, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2024	2023	2024 vs. 2023
Sources of cash:
Cash provided by operating activities	$7,890	$27,359	$(19,469)
Issuances of short-term borrowings and long-term debt, net of repayments	12,790	7,695	5,095
Proceeds from common stock issuances	744	628	116
Customer funds administered	990	4,069	(3,079)
Total sources of cash	22,414	39,751	(17,337)
Uses of cash:
Common stock repurchases	(3,072)	(5,000)	1,928
Cash paid for acquisitions, net of cash assumed	(3,031)	(8,161)	5,130
Purchases of investments, net of sales and maturities	(221)	(1,574)	1,353
Purchases of property, equipment and capitalized software	(1,596)	(1,589)	(7)
Cash dividends paid	(3,664)	(3,284)	(380)
Loans to providers - cyberattack	(8,100)	—	(8,100)
Other	(1,562)	(1,801)	239
Total uses of cash	(21,246)	(21,409)	163
Effect of exchange rate changes on cash and cash equivalents	(44)	106	(150)
Increase in cash and cash equivalents, including cash classified within assets held for sale	$1,124	$18,448	$(17,324)
Less: net increase in cash classified within assets held for sale	(265)	—	(265)
Net increase in cash and cash equivalents	$859	$18,448	$(17,589)
2024 Cash Flows Compared to 2023 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by the receipt of the July CMS premium payment of $11.8 billion in June 2023 and Change Healthcare cyberattack response actions, including the acceleration of provider payments. Other significant changes in sources or uses of cash year-over-year included decreased cash paid for acquisitions, increased net issuances of short-term borrowings and long-term debt, decreased share repurchases and net purchases of investments, offset by loans to care providers in response to the Change Healthcare cyberattack and decreased customer funds administered.
Financial Condition
As of June 30, 2024, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $75.2 billion included approximately $26.3 billion of cash and cash equivalents (of which $4.1 billion was available for general corporate use), $44.7 billion of debt securities and $4.2 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of June 30, 2024. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2023 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. During the six months ended June 30, 2024, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of June 30, 2024, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 43%.
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
Credit Ratings. Our credit ratings as of June 30, 2024 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2024, we repurchased approximately 6 million shares at an average price of $505.46 per share. In June 2024, our Board of Directors amended our share repurchase program to authorize the repurchase of up to 35 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. As of June 30, 2024, we had Board of Directors’ authorization to purchase up to 44 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. In June 2024, our Board of Directors increased our quarterly cash dividend to an annual rate of $8.40 compared to $7.52 per share, which we had paid since June 2023. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Transactions. As of June 30, 2024, the Company had entered into transaction agreements in the health care sector, subject to regulatory approval and/or other customary closing conditions. The total anticipated consideration required for these transactions, excluding the payoff of acquired indebtedness, was approximately $6 billion. In July, 2024, the Company completed transactions in the health care sector for total consideration of approximately $10 billion.
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
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to complete, manage or integrate strategic transactions; risk and uncertainties associated with the continuing sale of operations in South America; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2024 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2024
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$701	$592	$(3,634)	$(7,939)
1	351	296	(1,869)	(4,329)
(1)	(351)	(279)	1,959	5,239
(2)	(701)	(557)	3,989	11,641
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 1997, our Board of Directors adopted a share repurchase program, which the Board of Directors evaluates periodically. In June 2024, the Board of Directors amended our share repurchase program to authorize the repurchase of up to 35 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs), in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. There is no established expiration date for the program. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
There were no repurchases of the Company’s Common Stock during the three months ended June 30, 2024. As of June 30, 2024, the Company had 44 million shares remaining available under its share repurchase authorization.
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.
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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	August 9, 2024
Andrew Witty

/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	Dated:	August 9, 2024
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 9, 2024
Thomas Roos