Form 10-Q
period 2024-09-30
UNITEDHEALTH GROUP INC
filed 2024-11-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2024, there were 920,284,334 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,400	$25,427
Short-term investments	4,734	4,201
Accounts receivable, net	20,024	21,276
Other current receivables, net	27,461	17,694
Assets under management	—	3,755
Prepaid expenses and other current assets	7,639	6,084
Total current assets	92,258	78,437
Long-term investments	48,689	47,609
Property, equipment and capitalized software, net	10,139	11,450
Goodwill	105,978	103,732
Other intangible assets, net	23,594	15,194
Other assets	18,651	17,298
Total assets	$299,309	$273,720
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$33,951	$32,395
Accounts payable and accrued liabilities	33,080	31,958
Short-term borrowings and current maturities of long-term debt	3,909	4,274
Unearned revenues	3,320	3,355
Other current liabilities	27,305	27,072
Total current liabilities	101,565	99,054
Long-term debt, less current maturities	74,101	58,263
Deferred income taxes	4,014	3,021
Other liabilities	15,174	14,463
Total liabilities	194,854	174,801
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	4,574	4,498
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 923 and 924 issued and outstanding	9	9
Additional paid-in capital	461	—
Retained earnings	96,518	95,774
Accumulated other comprehensive loss	(2,453)	(7,027)
Nonredeemable noncontrolling interests	5,346	5,665
Total equity	99,881	94,421
Total liabilities, redeemable noncontrolling interests and equity	$299,309	$273,720
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues:
Premiums	$77,442	$72,339	$232,327	$217,599
Products	12,631	10,354	36,751	31,272
Services	9,104	8,671	26,742	25,414
Investment and other income	1,643	997	3,651	2,910
Total revenues	100,820	92,361	299,471	277,195
Operating costs:
Medical costs	65,957	59,550	197,150	179,663
Operating costs	13,280	13,855	40,519	41,289
Cost of products sold	11,834	9,423	34,230	28,576
Depreciation and amortization	1,041	1,007	3,058	2,998
Total operating costs	92,112	83,835	274,957	252,526
Earnings from operations	8,708	8,526	24,514	24,669
Interest expense	(1,074)	(834)	(2,903)	(2,416)
Loss on sale of subsidiary and subsidiaries held for sale	(20)	—	(8,331)	—
Earnings before income taxes	7,614	7,692	13,280	22,253
Provision for income taxes	(1,356)	(1,654)	(3,822)	(4,784)
Net earnings	6,258	6,038	9,458	17,469
Earnings attributable to noncontrolling interests	(203)	(197)	(596)	(543)
Net earnings attributable to UnitedHealth Group common shareholders	$6,055	$5,841	$8,862	$16,926
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.56	$6.31	$9.61	$18.20
Diluted	$6.51	$6.24	$9.53	$18.01
Basic weighted-average number of common shares outstanding	923	926	922	930
Dilutive effect of common share equivalents	7	10	8	10
Diluted weighted-average number of common shares outstanding	930	936	930	940
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	4	6	6	6
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net earnings	$6,258	$6,038	$9,458	$17,469
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	1,434	(893)	1,069	(684)
Income tax effect	(328)	204	(243)	156
Total unrealized gains (losses), net of tax	1,106	(689)	826	(528)
Gross reclassification adjustment for net realized (gains) losses included in net earnings	(291)	7	(349)	(27)
Income tax effect	67	(2)	80	6
Total reclassification adjustment, net of tax	(224)	5	(269)	(21)
Foreign currency translation gains (losses)	88	(354)	(197)	254
Reclassification adjustment for translation losses included in net earnings	—	—	4,214	—
Total foreign currency translation gains (losses)	88	(354)	4,017	254
Other comprehensive income (loss)	970	(1,038)	4,574	(295)
Comprehensive income	7,228	5,000	14,032	17,174
Comprehensive income attributable to noncontrolling interests	(203)	(197)	(596)	(543)
Comprehensive income attributable to UnitedHealth Group common shareholders	$7,025	$4,803	$13,436	$16,631
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676
Net earnings				6,055			155	6,210
Other comprehensive income					882	88		970
Issuances of common stock, and related tax effects	4	—	842					842
Share-based compensation			208					208
Common share repurchases	(2)	—	(957)	—				(957)
Cash dividends paid on common shares ($2.10 per share)				(1,937)				(1,937)
Redeemable noncontrolling interests fair value and other adjustments			(5)					(5)
Acquisition and other adjustments of nonredeemable noncontrolling interests							28	28
Distribution to nonredeemable noncontrolling interests							(154)	(154)
Balance at September 30, 2024	923	$9	$461	$96,518	$(1,414)	$(1,039)	$5,346	$99,881

Balance at June 30, 2023	927	$9	$—	$89,994	$(2,643)	$(5,007)	$5,015	$87,368
Net earnings				5,841			149	5,990
Other comprehensive loss					(684)	(354)		(1,038)
Issuances of common stock, and related tax effects	1	—	395					395
Share-based compensation			235					235
Common share repurchases	(3)	—	(588)	(923)				(1,511)
Cash dividends paid on common shares ($1.88 per share)				(1,739)				(1,739)
Redeemable noncontrolling interests fair value and other adjustments			(42)					(42)
Acquisition and other adjustments of nonredeemable noncontrolling interests							42	42
Distribution to nonredeemable noncontrolling interests							(136)	(136)
Balance at September 30, 2023	925	$9	$—	$93,173	$(3,327)	$(5,361)	$5,070	$89,564
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net earnings				8,862			462	9,324
Other comprehensive income					557	4,017		4,574
Issuances of common stock, and related tax effects	7	—	1,280					1,280
Share-based compensation			770					770
Common share repurchases	(8)	—	(1,528)	(2,517)				(4,045)
Cash dividends paid on common shares ($6.08 per share)				(5,601)				(5,601)
Redeemable noncontrolling interests fair value and other adjustments			(61)					(61)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(291)	(291)
Distribution to nonredeemable noncontrolling interests							(490)	(490)
Balance at September 30, 2024	923	$9	$461	$96,518	$(1,414)	$(1,039)	$5,346	$99,881

Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				16,926			401	17,327
Other comprehensive (loss) income					(549)	254		(295)
Issuances of common stock, and related tax effects	4	—	963					963
Share-based compensation			833					833
Common share repurchases	(13)	—	(1,663)	(4,886)				(6,549)
Cash dividends paid on common shares ($5.41 per share)				(5,023)				(5,023)
Redeemable noncontrolling interests fair value and other adjustments			(133)					(133)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,339	1,339
Distribution to nonredeemable noncontrolling interests							(348)	(348)
Balance at September 30, 2023	925	$9	$—	$93,173	$(3,327)	$(5,361)	$5,070	$89,564
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities
Net earnings	$9,458	$17,469
Noncash items:
Depreciation and amortization	3,058	2,998
Deferred income taxes	(234)	(494)
Share-based compensation	831	851
Loss on sale of subsidiary and subsidiaries held for sale	8,331	—
Other, net	(610)	(59)
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	685	(2,574)
Other assets	(2,988)	(2,358)
Medical costs payable	2,235	3,837
Accounts payable and other liabilities	1,250	2,370
Unearned revenues	(181)	12,221
Cash flows from operating activities	21,835	34,261
Investing activities
Purchases of investments	(19,951)	(12,998)
Sales of investments	15,065	3,674
Maturities of investments	6,738	6,474
Cash paid for acquisitions and other transactions, net of cash assumed	(11,674)	(8,389)
Purchases of property, equipment and capitalized software	(2,587)	(2,427)
Loans to care providers - cyberattack	(8,904)	—
Repayments of care provider loans - cyberattack	3,189	—
Other, net	(1,284)	(721)
Cash flows used for investing activities	(19,408)	(14,387)
Financing activities
Common share repurchases	(4,028)	(6,500)
Cash dividends paid	(5,601)	(5,023)
Proceeds from common stock issuances	1,611	1,039
Repayments of long-term debt	(2,500)	(2,125)
(Repayments of) proceeds from short-term borrowings, net	(191)	1,579
Proceeds from issuance of long-term debt	17,811	6,394
Customer funds administered	(1,059)	2,037
Other, net	(1,213)	(1,774)
Cash flows from (used for) financing activities	4,830	(4,373)
Effect of exchange rate changes on cash and cash equivalents	(30)	49
Increase in cash and cash equivalents, including cash within businesses held for sale	7,227	15,550
Less: cash within businesses held for sale	(254)	—
Net increase in cash and cash equivalents	6,973	15,550
Cash and cash equivalents, beginning of period	25,427	23,365
Cash and cash equivalents, end of period	$32,400	$38,915
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
Revenues - Products and Services
As of September 30, 2024 and December 31, 2023, accounts receivable related to products and services were $9.2 billion and $8.6 billion, respectively. As of September 30, 2024, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $13.0 billion, of which approximately half is expected to be recognized in the next three years.
Assets Under Management
In July 2024, the Company amended and restated its Medicare Supplement Program with a membership organization (the Medicare Supplement Program). The amendments provide the Company the right to use a trade name and other intellectual property in marketing efforts for Medicare Supplement offerings. Amounts previously reported as assets under management are now included within the Company’s Condensed Consolidated Balance Sheet based upon their classification.
For periods prior to the amended and restated Medicare Supplement Program, the Company excluded the effects of certain balance sheet amounts in its Condensed Consolidated Statements of Cash Flows, while these effects are included for periods after the amendments.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$5,005	$5	$(182)	$4,828
State and municipal obligations	7,301	23	(256)	7,068
Corporate obligations	23,752	82	(781)	23,053
U.S. agency mortgage-backed securities	9,209	21	(600)	8,630
Non-U.S. agency mortgage-backed securities	2,832	6	(154)	2,684
Total debt securities - available-for-sale	48,099	137	(1,973)	46,263
Debt securities - held-to-maturity:
U.S. government and agency obligations	414	1	(2)	413
State and municipal obligations	28	—	(2)	26
Corporate obligations	22	—	—	22
Total debt securities - held-to-maturity	464	1	(4)	461
Total debt securities	$48,563	$138	$(1,977)	$46,724
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,674	$3	$(234)	$4,443
State and municipal obligations	7,636	39	(322)	7,353
Corporate obligations	23,136	67	(1,186)	22,017
U.S. agency mortgage-backed securities	8,982	22	(708)	8,296
Non-U.S. agency mortgage-backed securities	3,023	3	(240)	2,786
Total debt securities - available-for-sale	47,451	134	(2,690)	44,895
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	1	(6)	501
State and municipal obligations	28	—	(2)	26
Corporate obligations	69	—	—	69
Total debt securities - held-to-maturity	603	1	(8)	596
Total debt securities	$48,054	$135	$(2,698)	$45,491
The Company held $4.9 billion of equity securities as of September 30, 2024 and December 31, 2023. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $1.8 billion and $1.4 billion of equity method investments primarily in operating businesses in the health care sector as of September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2024 and December 31, 2023 was not material.

The amortized cost and fair value of debt securities as of September 30, 2024, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,881	$4,861	$320	$319
Due after one year through five years	15,152	14,810	113	114
Due after five years through ten years	10,993	10,432	14	13
Due after ten years	5,032	4,846	17	15
U.S. agency mortgage-backed securities	9,209	8,630	—	—
Non-U.S. agency mortgage-backed securities	2,832	2,684	—	—
Total debt securities	$48,099	$46,263	$464	$461
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$894	$(7)	$2,448	$(175)	$3,342	$(182)
State and municipal obligations	726	(6)	4,278	(250)	5,004	(256)
Corporate obligations	3,499	(18)	12,174	(763)	15,673	(781)
U.S. agency mortgage-backed securities	2,140	(20)	5,018	(580)	7,158	(600)
Non-U.S. agency mortgage-backed securities	138	(1)	1,990	(153)	2,128	(154)
Total debt securities - available-for-sale	$7,397	$(52)	$25,908	$(1,921)	$33,305	$(1,973)
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,270	$(7)	$2,077	$(227)	$3,347	$(234)
State and municipal obligations	907	(7)	4,063	(315)	4,970	(322)
Corporate obligations	1,826	(17)	14,696	(1,169)	16,522	(1,186)
U.S. agency mortgage-backed securities	1,337	(12)	5,069	(696)	6,406	(708)
Non-U.S. agency mortgage-backed securities	279	(6)	2,202	(234)	2,481	(240)
Total debt securities - available-for-sale	$5,619	$(49)	$28,107	$(2,641)	$33,726	$(2,690)
The Company’s unrealized losses from debt securities as of September 30, 2024 were generated from approximately 27,000 positions out of a total of 41,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of September 30, 2024, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2024 and December 31, 2023 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2024
Cash and cash equivalents	$32,230	$170	$—	$32,400
Debt securities - available-for-sale:
U.S. government and agency obligations	4,682	146	—	4,828
State and municipal obligations	—	7,068	—	7,068
Corporate obligations	27	22,719	307	23,053
U.S. agency mortgage-backed securities	—	8,630	—	8,630
Non-U.S. agency mortgage-backed securities	—	2,684	—	2,684
Total debt securities - available-for-sale	4,709	41,247	307	46,263
Equity securities	1,833	25	65	1,923
Total assets at fair value	$38,772	$41,442	$372	$80,586
Percentage of total assets at fair value	48%	51%	1%	100%
December 31, 2023
Cash and cash equivalents	$25,345	$82	$—	$25,427
Debt securities - available-for-sale:
U.S. government and agency obligations	4,167	276	—	4,443
State and municipal obligations	—	7,353	—	7,353
Corporate obligations	15	21,800	202	22,017
U.S. agency mortgage-backed securities	—	8,296	—	8,296
Non-U.S. agency mortgage-backed securities	—	2,786	—	2,786
Total debt securities - available-for-sale	4,182	40,511	202	44,895
Equity securities	2,468	16	69	2,553
Assets under management	1,505	2,140	110	3,755
Total assets at fair value	$33,500	$42,749	$381	$76,630
Percentage of total assets at fair value	44%	55%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2024 or 2023.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2024
Debt securities - held-to-maturity	$435	$26	$—	$461	$464
Long-term debt and other financing obligations	$—	$75,798	$—	$75,798	$76,780
December 31, 2023
Debt securities - held-to-maturity	$524	$72	$—	$596	$603
Long-term debt and other financing obligations	$—	$59,851	$—	$59,851	$61,449
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within our South American operations held for sale as of September 30, 2024 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information and market conditions. There were no other significant fair value adjustments for assets and liabilities recorded during the nine months ended September 30, 2024 or 2023.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2024	2023
Medical costs payable, beginning of period	$32,395	$29,056
Acquisitions (dispositions), net	(755)	1
Reported medical costs:
Current year	197,750	180,423
Prior years	(600)	(760)
Total reported medical costs	197,150	179,663
Medical payments:
Payments for current year	(165,544)	(149,671)
Payments for prior years	(29,095)	(26,257)
Total medical payments	(194,639)	(175,928)
Less: medical costs payable included within businesses held for sale	(200)	—
Medical costs payable, end of period	$33,951	$32,792
For the nine months ended September 30, 2024 and 2023, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $24.1 billion and $22.3 billion at September 30, 2024 and December 31, 2023, respectively.

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
As of September 30, 2024, the Company had $1.2 billion of commercial paper outstanding, with a weighted-average annual interest rate of 5.4%.
In May 2024, the Company entered into an additional $3 billion 364-day revolving bank credit facility and a $5 billion 364-day delayed draw term loan. The $5 billion 364-day delayed draw term loan was terminated in September 2024. As of September 30, 2024 no amount had been drawn on any of the bank credit facilities.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
6.    Other Intangible Assets
The fair values and weighted-average useful lives assigned to intangible assets as a result of transactions completed during the nine months ended September 30, 2024 consisted of the following:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Customer-related	$1,070	13 years
Trademarks and technology	509	5 years
Other	20	8 years
Total finite-lived	$1,599	11 years
Total indefinite-lived - trade names, trademarks, operating licenses and certificates and other	8,793
Total intangible assets	$10,392

7.    Shareholders’ Equity
Share Repurchase Program
In June 2024, the Company’s Board of Directors amended the Company’s share repurchase program to authorize the repurchase of up to 35 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. As of September 30, 2024, the Company had 42 million shares remaining available under its share repurchase authorization.
Dividends
In June 2024, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.40 compared to $7.52 per share, which the Company had paid since June 2023. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments during the nine months ended September 30, 2024:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 19	$1.88	$1,729
June 25	2.10	1,935
September 24	2.10	1,937
8.    Commitments and Contingencies
Pending Transactions
As of September 30, 2024, the Company had entered into transaction agreements in the health care sector, subject to regulatory approval and/or other customary closing conditions. The total anticipated consideration required for these transactions, excluding the payoff of acquired indebtedness, was approximately $5 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company has also been responding to subpoenas, information requests and investigations from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the

Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
9.    Dispositions and Held for Sale
During the nine months ended September 30, 2024, the Company completed or initiated various business portfolio and asset disposition activities. The Company recorded a loss of $7.1 billion related to the sale of its Brazil operations, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss, and a loss of $1.2 billion related to the reclassification of the Company’s remaining South American operations as held for sale, of which $876 million related to the impact of cumulative foreign currency translation losses.
The Company also sold other businesses and assets for $1.0 billion in total consideration, with a carrying value of $241 million, and the difference reflected in the Condensed Consolidated Statement of Operations. The sales of the Company’s remaining South American assets are expected to close within a year, subject to regulatory and other customary closing conditions. Assets and liabilities held for sale have been included within prepaid and other current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.
The assets and liabilities of the Brazil and held for sale disposal groups as of the date of the sale and as of September 30, 2024, respectively, were as follows:

(in millions)	Brazil Disposition	Businesses Held for Sale
Assets
Cash and cash equivalents	$778	$254
Accounts receivable and other current assets	515	652
Long-term investments	788	36
Property, equipment and capitalized software	1,052	674
Deferred tax assets	1,035	—
Goodwill and other intangible assets	317	450
Other long-term assets	439	253
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	—	(1,245)
Total assets	$4,924	$1,074
Liabilities
Medical costs payable	$701	$200
Accounts payable and other current liabilities	834	395
Other long-term liabilities	136	544
Total liabilities	$1,671	$1,139
(1)      Includes the effect of $876 million of cumulative foreign currency translation losses and $54 million of noncontrolling interests.

10.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2023 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenues - unaffiliated customers:
Premiums	$71,624	$5,818	$—	$—	$—	$5,818	$—	$77,442
Products	—	84	41	12,506	—	12,631	—	12,631
Services	2,422	3,953	1,700	1,029	—	6,682	—	9,104
Total revenues - unaffiliated customers	74,046	9,855	1,741	13,535	—	25,131	—	99,177
Total revenues - affiliated customers	—	15,448	3,086	20,554	(1,130)	37,958	(37,958)	—
Investment and other income	807	614	104	118	—	836	—	1,643
Total revenues	$74,853	$25,917	$4,931	$34,207	$(1,130)	$63,925	$(37,958)	$100,820
Earnings from operations	$4,212	$2,161	$791	$1,544	$—	$4,496	$—	$8,708
Interest expense	—	—	—	—	—	—	(1,074)	(1,074)
Loss on sale of subsidiary and subsidiaries held for sale	(20)	—	—	—	—	—	—	(20)
Earnings before income taxes	$4,192	$2,161	$791	$1,544	$—	$4,496	$(1,074)	$7,614
Three Months Ended September 30, 2023
Revenues - unaffiliated customers:
Premiums	$66,709	$5,630	$—	$—	$—	$5,630	$—	$72,339
Products	—	61	40	10,253	—	10,354	—	10,354
Services	2,550	3,629	1,938	554	—	6,121	—	8,671
Total revenues - unaffiliated customers	69,259	9,320	1,978	10,807	—	22,105	—	91,364
Total revenues - affiliated customers	—	14,227	2,964	17,999	(961)	34,229	(34,229)	—
Investment and other income	594	317	35	51	—	403	—	997
Total revenues	$69,853	$23,864	$4,977	$28,857	$(961)	$56,737	$(34,229)	$92,361
Earnings from operations	$4,592	$1,568	$1,109	$1,257	$—	$3,934	$—	$8,526
Interest expense	—	—	—	—	—	—	(834)	(834)
Earnings before income taxes	$4,592	$1,568	$1,109	$1,257	$—	$3,934	$(834)	$7,692

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2024
Revenues - unaffiliated customers:
Premiums	$214,867	$17,460	$—	$—	$—	$17,460	$—	$232,327
Products	—	205	123	36,423	—	36,751	—	36,751
Services	7,339	12,006	4,807	2,590	—	19,403	—	26,742
Total revenues - unaffiliated customers	222,206	29,671	4,930	39,013	—	73,614	—	295,820
Total revenues - affiliated customers	—	48,641	8,887	58,208	(3,275)	112,461	(112,461)	—
Investment and other income	1,870	1,386	159	236	—	1,781	—	3,651
Total revenues	$224,076	$79,698	$13,976	$97,457	$(3,275)	$187,856	$(112,461)	$299,471
Earnings from operations	$12,611	$5,979	$1,827	$4,097	$—	$11,903	$—	$24,514
Interest expense	—	—	—	—	—	—	(2,903)	(2,903)
Loss on sale of subsidiary and subsidiaries held for sale	(8,331)	—	—	—	—	—	—	(8,331)
Earnings before income taxes	$4,280	$5,979	$1,827	$4,097	$—	$11,903	$(2,903)	$13,280
Nine Months Ended September 30, 2023
Revenues - unaffiliated customers:
Premiums	$201,214	$16,385	$—	$—	$—	$16,385	$—	$217,599
Products	—	156	119	30,997	—	31,272	—	31,272
Services	7,689	10,259	5,859	1,607	—	17,725	—	25,414
Total revenues - unaffiliated customers	208,903	26,800	5,978	32,604	—	65,382	—	274,285
Total revenues - affiliated customers	—	42,947	8,089	52,174	(2,713)	100,497	(100,497)	—
Investment and other income	1,649	1,038	80	143	—	1,261	—	2,910
Total revenues	$210,552	$70,785	$14,147	$84,921	$(2,713)	$167,140	$(100,497)	$277,195
Earnings from operations	$13,293	$4,869	$2,984	$3,523	$—	$11,376	$—	$24,669
Interest expense	—	—	—	—	—	—	(2,416)	(2,416)
Earnings before income taxes	$13,293	$4,869	$2,984	$3,523	$—	$11,376	$(2,416)	$22,253

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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K and additional information on our segments can be found in this Item 2 and in Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Change Healthcare Cyberattack
As previously announced, on February 21, 2024, we identified that cybercrime threat actors had gained access to certain Change Healthcare information technology systems. Upon detection of this outside threat, we isolated the impacted systems to protect our partners and customers.
We have made substantial progress in mitigating the impact to consumers and care providers of the unprecedented cyberattack on the U.S. health system and have restored the majority of the affected Change Healthcare services. To support care providers we provided interest-free loans of nearly $9 billion through September 30, 2024. For the three and nine months ended September 30, 2024, we incurred $341 million and $1.7 billion of direct response costs, respectively; including increased medical care expenditures, as we suspended some care management activities to help care providers with their workflow processes; costs associated with providing interest-free loans; notifications of impacted persons; and network restoration. Optum Insight also experienced estimated business disruption impacts of $134 million and $747 million for the three and nine months ended September 30, 2024, respectively, reflecting lost revenue while maintaining full readiness of the affected Change Healthcare services. We expect to continue to incur direct response costs and experience business disruption impacts over the remainder of the year, which will continue at a lesser extent in 2025 as we work to bring transaction volumes back to pre-event levels and win new business.
Based upon our ongoing review of the impacted data, we have found files containing protected health information (PHI) or personally identifiable information (PII), which cover a substantial proportion of people in America. In June 2024, Change Healthcare gave public notice of the breach under the Health Insurance Portability and Accountability Act (HIPAA) and began notifying affected customer entities in June and individuals in late July. The investigation of impacted data is ongoing. It is possible that future risks and uncertainties resulting from the Change Healthcare cyberattack, including risks related to impacted data, litigation, reputational harm, and regulatory actions could adversely affect our financial condition or results of operations.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design, we have continued to observe increased care patterns, primarily related to outpatient procedures for seniors, which may continue in future periods. In the third quarter, we also experienced higher medical costs due to a pronounced upshift in coding intensity by hospitals and an acceleration of the prescribing of certain high-cost specialty medications, primarily those used to treat cardiovascular disease, auto-immune disorders and cancer. We endeavor to mitigate these increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve quality, affordable care.
As a result of the Change Healthcare cyberattack, we incurred medical costs related to the impact of the temporary suspension of some care management activities, impacting our UnitedHealthcare and Optum Health businesses, to help care providers with their workflow processes. Early in the second quarter we resumed these activities. For the nine months ended September 30, 2024, medical costs related to the temporary suspension of some care management activities were $630 million.
Medicaid Redeterminations. Medicaid redeterminations have impacted the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to care. The Medicaid redetermination process has also caused a timing mismatch between the current health status of people served through Medicaid and state rate updates, which remain well short of current care activity.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below the industry forward medical cost trend. For example, the Final Notices for 2024 and 2025 rates resulted in an industry base rate decrease, both well short of an increasing industry forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2024 year-over-year operating comparisons to third quarter 2023 and other financial results.
•Consolidated revenues grew 9%, UnitedHealthcare revenues grew 7% and Optum revenues grew 13%.
•UnitedHealthcare served 2.0 million more people domestically, driven by growth in commercial offerings, partially offset by the impact of Medicaid redeterminations.
•Consolidated earnings from operations of $8.7 billion compared to $8.5 billion last year.
•Diluted earnings per common share was $6.51.
•Cash flows from operations for the nine months ended September 30, 2024 were $21.8 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues:
Premiums	$77,442	$72,339	$5,103	7%	$232,327	$217,599	$14,728	7%
Products	12,631	10,354	2,277	22	36,751	31,272	5,479	18
Services	9,104	8,671	433	5	26,742	25,414	1,328	5
Investment and other income	1,643	997	646	65	3,651	2,910	741	25
Total revenues	100,820	92,361	8,459	9	299,471	277,195	22,276	8
Operating costs:
Medical costs	65,957	59,550	6,407	11	197,150	179,663	17,487	10
Operating costs	13,280	13,855	(575)	(4)	40,519	41,289	(770)	(2)
Cost of products sold	11,834	9,423	2,411	26	34,230	28,576	5,654	20
Depreciation and amortization	1,041	1,007	34	3	3,058	2,998	60	2
Total operating costs	92,112	83,835	8,277	10	274,957	252,526	22,431	9
Earnings from operations	8,708	8,526	182	2	24,514	24,669	(155)	(1)
Interest expense	(1,074)	(834)	(240)	29	(2,903)	(2,416)	(487)	20
Loss on sale of subsidiary and subsidiaries held for sale	(20)	—	(20)	nm	(8,331)	—	(8,331)	nm
Earnings before income taxes	7,614	7,692	(78)	(1)	13,280	22,253	(8,973)	(40)
Provision for income taxes	(1,356)	(1,654)	298	(18)	(3,822)	(4,784)	962	(20)
Net earnings	6,258	6,038	220	4	9,458	17,469	(8,011)	(46)
Earnings attributable to noncontrolling interests	(203)	(197)	(6)	3	(596)	(543)	(53)	10
Net earnings attributable to UnitedHealth Group common shareholders	$6,055	$5,841	$214	4	$8,862	$16,926	$(8,064)	(48)
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$6.51	$6.24	$0.27		$9.53	$18.01	$(8.48)
Medical care ratio (a)	85.2%	82.3%	2.9%		84.9%	82.6%	2.3%
Operating cost ratio	13.2	15.0	(1.8)		13.5	14.9	(1.4)
Operating margin	8.6	9.2	(0.6)		8.2	8.9	(0.7)
Tax rate	17.8	21.5	(3.7)		28.8	21.5	7.3
Net earnings margin (b)	6.0	6.3	(0.3)		3.0	6.1	(3.1)
Return on equity (c)	26.3%	28.0%	(1.7)		13.2%	27.7%	(14.5)
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
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage, those with higher acuity needs and domestic commercial offerings. The MCR increased as a result of the revenue effects of the Medicare funding reductions, decreased favorable reserve development and member mix. For the nine months ended September 30, 2024, the MCR also increased due to incremental medical costs for accommodations made to care providers as a result of the Change Healthcare cyberattack.
Operating Cost Ratio
The operating cost ratio decreased primarily due to operating cost management and business portfolio and asset dispositions, partially offset by the impact of our direct response efforts to the Change Healthcare cyberattack and investments to support future growth.
Loss on Sale of Subsidiary and Subsidiaries Held for Sale
On February 6, 2024, the Company completed the sale of its Brazil operations. During the nine months ended September 30, 2024, we recorded a loss of $7.1 billion, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss.
In the second quarter of 2024, the Company initiated a plan to sell its remaining South American operations, which were classified as held for sale as of September 30, 2024. As a result, the Company recorded a loss of $1.2 billion, of which $876 million related to the impact of cumulative foreign currency translation losses.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
UnitedHealthcare	$74,853	$69,853	$5,000	7%	$224,076	$210,552	$13,524	6%
Optum Health	25,917	23,864	2,053	9	79,698	70,785	8,913	13
Optum Insight	4,931	4,977	(46)	(1)	13,976	14,147	(171)	(1)
Optum Rx	34,207	28,857	5,350	19	97,457	84,921	12,536	15
Optum eliminations	(1,130)	(961)	(169)	18	(3,275)	(2,713)	(562)	21
Optum	63,925	56,737	7,188	13	187,856	167,140	20,716	12
Eliminations	(37,958)	(34,229)	(3,729)	11	(112,461)	(100,497)	(11,964)	12
Consolidated revenues	$100,820	$92,361	$8,459	9%	$299,471	$277,195	$22,276	8%
Earnings from operations
UnitedHealthcare	$4,212	$4,592	$(380)	(8)%	$12,611	$13,293	$(682)	(5)%
Optum Health	2,161	1,568	593	38	5,979	4,869	1,110	23
Optum Insight	791	1,109	(318)	(29)	1,827	2,984	(1,157)	(39)
Optum Rx	1,544	1,257	287	23	4,097	3,523	574	16
Optum	4,496	3,934	562	14	11,903	11,376	527	5
Consolidated earnings from operations	$8,708	$8,526	$182	2%	$24,514	$24,669	$(155)	(1)%
Operating margin
UnitedHealthcare	5.6%	6.6%	(1.0)%		5.6%	6.3%	(0.7)%
Optum Health	8.3	6.6	1.7		7.5	6.9	0.6
Optum Insight	16.0	22.3	(6.3)		13.1	21.1	(8.0)
Optum Rx	4.5	4.4	0.1		4.2	4.1	0.1
Optum	7.0	6.9	0.1		6.3	6.8	(0.5)
Consolidated operating margin	8.6%	9.2%	(0.6)%		8.2%	8.9%	(0.7)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
UnitedHealthcare Employer & Individual - Domestic	$18,985	$16,854	$2,131	13%	$55,470	$50,157	$5,313	11%
UnitedHealthcare Employer & Individual - Global	769	2,417	(1,648)	(68)	2,892	6,905	(4,013)	(58)
UnitedHealthcare Employer & Individual - Total	19,754	19,271	483	3	58,362	57,062	1,300	2
UnitedHealthcare Medicare & Retirement	34,904	32,022	2,882	9	105,294	97,468	7,826	8
UnitedHealthcare Community & State	20,195	18,560	1,635	9	60,420	56,022	4,398	8
Total UnitedHealthcare revenues	$74,853	$69,853	$5,000	7%	$224,076	$210,552	$13,524	6%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2024	2023	2024 vs. 2023
Commercial - Domestic:
Risk-based	8,900	8,120	780	10%
Fee-based	20,830	19,130	1,700	9
Total Commercial - Domestic	29,730	27,250	2,480	9
Medicare Advantage	7,810	7,645	165	2
Medicaid	7,450	8,065	(615)	(8)
Medicare Supplement (Standardized)	4,340	4,345	(5)	—
Total Community and Senior	19,600	20,055	(455)	(2)
Total UnitedHealthcare - Domestic Medical	49,330	47,305	2,025	4
Commercial - Global	1,335	5,475	(4,140)	(76)
Total UnitedHealthcare - Medical	50,665	52,780	(2,115)	(4)%
Supplemental Data:
Medicare Part D stand-alone	3,055	3,335	(280)	(8)%
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage, domestic commercial offerings and those with higher acuity needs, partially offset by decreased people served globally due to the sale of our Brazil operations and Medicaid offerings due to continued redeterminations. Earnings from operations decreased due to Medicare Advantage funding reductions, the impacts of Medicaid redeterminations and decreased favorable reserve development, partially offset by the factors impacting revenue above. For the nine months ended September 30, 2024, earnings from operations also decreased due to incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack.
Optum
Total revenues increased due to growth at Optum Rx and Optum Health. Earnings from operations increased at Optum Health and Optum Rx, partially offset by the impacts of the Change Healthcare cyberattack. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements. Earnings from operations increased due to cost management initiatives, business portfolio and asset dispositions and increased investment income, partially offset by Medicare Advantage funding reductions and costs associated with serving newly added patients under value-based care arrangements. Optum Health served approximately 104 million people and 103 million people as of September 30, 2024 and September 30, 2023, respectively.
Optum Insight
Revenues at Optum Insight decreased due the business disruption impacts from the Change Healthcare cyberattack, partially offset by growth in technology services. Earnings from operations decreased primarily due to the business disruption impacts and direct response costs related to the Change Healthcare cyberattack, partially offset by growth in business services.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations also increased due to operating cost efficiencies and supply chain initiatives. Optum Rx fulfilled 407 million and 383 million adjusted scripts in the third quarters of 2024 and 2023, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2024	2023	2024 vs. 2023
Sources of cash:
Cash provided by operating activities	$21,835	$34,261	$(12,426)
Issuances of short-term borrowings and long-term debt, net of repayments	15,120	5,848	9,272
Proceeds from common stock issuances	1,611	1,039	572
Customer funds administered	—	2,037	(2,037)
Sales and maturities of investments, net of purchases	1,852	—	1,852
Repayments of care provider loans - cyberattack	3,189	—	3,189
Total sources of cash	43,607	43,185	422
Uses of cash:
Common stock repurchases	(4,028)	(6,500)	2,472
Cash paid for acquisitions and other transactions, net of cash assumed	(11,674)	(8,389)	(3,285)
Purchases of investments, net of sales and maturities	—	(2,850)	2,850
Purchases of property, equipment and capitalized software	(2,587)	(2,427)	(160)
Cash dividends paid	(5,601)	(5,023)	(578)
Loans to care providers - cyberattack	(8,904)	—	(8,904)
Customer funds administered	(1,059)	—	(1,059)
Other	(2,497)	(2,495)	(2)
Total uses of cash	(36,350)	(27,684)	(8,666)
Effect of exchange rate changes on cash and cash equivalents	(30)	49	(79)
Increase in cash and cash equivalents, including cash classified within assets held for sale	$7,227	$15,550	$(8,323)
Less: net increase in cash classified within assets held for sale	(254)	—	(254)
Net increase in cash and cash equivalents	$6,973	$15,550	$(8,577)
2024 Cash Flows Compared to 2023 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by the receipt of the October CMS premium payment of $11.9 billion in September 2023 and Change Healthcare cyberattack response actions. Other significant changes in sources or uses of cash year-over-year included increased net issuances of short-term borrowings and long-term debt, net sales and maturities of investments and decreased share repurchases, offset by loans to care providers in response to the Change Healthcare cyberattack, increased cash paid for acquisitions and other transactions and decreased customer funds administered.
Financial Condition
As of September 30, 2024, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $83.5 billion included approximately $32.4 billion of cash and cash equivalents (of which $5.2 billion was available for general corporate use), $46.3 billion of debt securities and $4.9 billion of investments in equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.0 years and a weighted-average credit rating of “Double A” as of September 30, 2024. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2023 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. During the nine months ended September 30, 2024, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
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
Our revolving bank credit facilities contain various covenants, including covenants requiring us to maintain a defined debt to debt-plus-shareholders’ equity ratio of not more than 60%. As of September 30, 2024, our debt to debt-plus-shareholders’ equity ratio, as defined and calculated under the credit facilities, was approximately 43%.
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
Credit Ratings. Our credit ratings as of September 30, 2024 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2024, we repurchased approximately 7.7 million shares at an average price of $521.21 per share. In June 2024, our Board of Directors amended our share repurchase program to authorize the repurchase of up to 35 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. As of September 30, 2024, we had Board of Directors’ authorization to purchase up to 42 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. In June 2024, our Board of Directors increased our quarterly cash dividend to an annual rate of $8.40 compared to $7.52 per share, which we had paid since June 2023. For more information on our dividend, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Transactions. As of September 30, 2024, the Company had entered into transaction agreements in the health care sector, subject to regulatory approval and/or other customary closing conditions. The total anticipated consideration required for these transactions, excluding the payoff of acquired indebtedness, was approximately $5 billion.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2024 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2024
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$824	$457	$(3,773)	$(10,539)
1	412	229	(1,936)	(5,745)
(1)	(412)	(212)	2,015	7,016
(2)	(824)	(423)	4,083	15,514
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2024

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 30, 2024	0.1	$571.53	0.1	43.7
August 31, 2024	1.3	577.00	1.3	42.4
September 30, 2024	0.2	596.03	0.2	42.2
Total	1.6		1.6
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
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	November 4, 2024
Andrew Witty

/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	Dated:	November 4, 2024
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 4, 2024
Thomas Roos