Form 10-K
period 2024-12-31
UNITEDHEALTH GROUP INC
filed 2025-02-27
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number: 1-10864
__________________________________________________________
UnitedHealth Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware			41-1321939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Health Drive		55344	655 New York Avenue NW		20001
Eden Prairie,	Minnesota		Washington,	DC
(Address of principal executive offices)		(Zip Code)	(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was $468,433,146,650 (based on the last reported sale price of $509.26 per share on June 30, 2024 as reported on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2025, there were 914,712,333 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
UnitedHealthcare offers a full range of health benefits, designed to simplify the health care experience and make it more affordable for consumers to access high-quality care. UnitedHealthcare Employer & Individual serves consumers and employers, ranging from sole proprietorships to large, multi-site and national employers and public sector employers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits to seniors and other Medicare eligible consumers. UnitedHealthcare Community & State serves consumers who are economically disadvantaged, the medically underserved and those without the benefit of employer sponsored health benefits coverage.
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
•Those who provide care: physicians, hospitals, pharmacies and others seeking to improve the health system and reduce the administrative burden, allowing for providers to focus time on patients leading to the best possible patient care and experiences while achieving better health outcomes at lower costs. Improved health outcomes are achieved by utilizing our clinical expertise, data and analytics to better understand, treat and prevent consumers’ health conditions and ensure they receive the best evidence-based care.
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
Optum Health
Optum Health provides comprehensive and patient-centered care, addressing the physical, mental, social, and financial well-being of 100 million consumers and serves more than 100 health payer partners. We engage people in the most appropriate care settings, including clinical sites, in-home and virtual. Optum Health delivers primary, specialty and surgical care; helps patients and providers navigate and address complex, chronic and behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. Optum Health works directly with patients, consumers, care delivery systems, providers, employers, payers, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care. Optum Health enables care providers to transition from traditional fee-for-service payment models to performance-based delivery and payment models designed to improve patient health outcomes and experience through value-based care.
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
Optum Financial, including Optum Bank, serves consumers through more than 27 million consumer accounts with $24 billion in assets under management as of December 31, 2024. Organizations across the health system rely on Optum Financial to manage and improve payment flows through its highly automated, scalable, end-to-end digital payment and financing systems and integrated card solutions. For financial services offerings, Optum Financial charges fees and earns investment income on managed funds.
Optum Health sells its products primarily through its direct sales force, strategic collaborations and external producers in three key areas: employers, including large, mid-sized and small employers; payers including health plans, third-party administrators (TPAs), underwriter/stop-loss carriers and individual product intermediaries; and public entities, including the U.S. Departments of Health and Human Services (HHS), Veterans Affairs, Defense, and other federal, state and local health care agencies.
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

Many of Optum Insight’s software and information products and professional services are delivered over extended periods, often several years. Optum Insight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with Optum Insight’s customers. Optum Insight’s aggregate backlog as of December 31, 2024 was approximately $32.8 billion, of which $19.8 billion is expected to be realized within the next 12 months. The aggregate backlog includes $12.5 billion related to affiliated agreements. Optum Insight’s aggregate backlog as of December 31, 2023, was $32.1 billion, including $11.9 billion related to affiliated agreements.
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
Optum Rx manages a broad range of prescription drug spend, including widely available retail drugs as well as limited and ultra-limited distribution drugs in oncology, HIV, pain management and ophthalmology. Optum Rx serves the growing pharmacy needs of people with behavioral health and substance use disorders. In 2024, Optum Rx managed $178 billion in pharmaceutical spending, including $74 billion in specialty pharmaceutical spending.
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
UnitedHealthcare arranges for discounted access to care through its extensive networks and uses Optum’s capabilities to help coordinate and provide patient care, improve affordability of medical care, analyze cost trends, manage pharmacy care services, work with care providers more effectively and create a simpler and more satisfying consumer and physician experience.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
Domestically, UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, and individuals. As of December 31, 2024, UnitedHealthcare Employer & Individual provides access to medical services for 29.7 million people.
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
UnitedHealthcare Employer & Individual’s major product families include consumer engagement products, such as high-deductible consumer driven benefit plans and a variety of innovative consumer centric products; traditional products; clinical and pharmacy products; and specialty benefits, such as vision, dental, accident protection, critical illness, disability and hospital indemnity offerings.
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
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients, a membership organization, and state and U.S. government agencies. Products are also offered through agents, employer groups and digital channels.
Major product categories include:
Medicare Advantage. Provides health care coverage for seniors and other eligible Medicare beneficiaries through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health benefits coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement served 7.8 million people through its Medicare Advantage products as of December 31, 2024.
We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting for care. For example, through our HouseCalls program, nurse practitioners performed 2.9 million clinical preventive home care visits in 2024 to address unmet care opportunities and close gaps in care.
Medicare Part D. Provides Medicare Part D benefits to beneficiaries through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. As of December 31, 2024, UnitedHealthcare enrolled 10.1 million people in the Medicare Part D programs, including 3.1 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. Provides a full range of supplemental products at diverse price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program. UnitedHealthcare Medicare & Retirement served 4.3 million seniors nationwide through various Medicare Supplement products as of December 31, 2024.
Premium revenues from CMS represented 40% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2024, most of which were generated by UnitedHealthcare Medicare & Retirement.

UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families; Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2024, UnitedHealthcare Community & State participated in programs in 33 states and the District of Columbia, and served more than 7.4 million people; including 1.2 million people through Medicaid expansion programs in 20 states under the Patient Protection and Affordable Care Act (ACA).
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
Our businesses are also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriate reduction or limitation of health care services, anti-money laundering and securities and antitrust compliance.
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
Our businesses must comply with the Health Information Technology for Economic and Clinical Health Act (HITECH), which regulates matters relating to privacy, security and data standards. HITECH imposes requirements on uses and disclosures of health information; includes contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds federal data breach notification requirements for covered entities and business associates and reporting requirements to HHS and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.

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
HUMAN CAPITAL RESOURCES
Our nearly 400,000 employees, as of December 31, 2024, including more than 140,000 clinical professionals, are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, inclusion, relationships, innovation, performance and quality align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience, improve health outcomes and advance health equity. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission.
We are committed to developing our people and culture by creating an inclusive environment where people of diverse talents, backgrounds, experiences and perspectives make us better. Our approach is data-driven and leader-led and uses enterprise and business scorecards to ensure our leaders are accountable for a consistent focus on hiring, developing, advancing and retaining diverse talent. We have embedded inclusion and diversity throughout our culture, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We strive to maintain a skilled, sustainable and diverse talent pipeline by building strong strategic partnerships and outreach through early career programs, internships and apprenticeships. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our diverse talent. To foster an engaged workforce and an inclusive culture, we invest in a broad array of skills-based learning and culture development programs. We rely on a shared leadership framework, which clearly and objectively defines our expectations, enables an environment where everyone has the opportunity to learn and grow, and helps us identify, develop and deploy talent to help achieve our mission.
We prioritize pay equity by objectively and regularly evaluating and reviewing our compensation practices by performance, age, experience, gender, ethnicity and race. Receiving on-going feedback from our team members is another way to strengthen and reinforce a culture of inclusion. Our Employee Experience Index measures an employee’s sense of commitment and belonging to our company and is a metric in the Stewardship section of our annual incentive plan. Our Sustainability Report, which can be accessed on our website at www.unitedhealthgroup.com, provides further information about our people and culture.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of February 27, 2025, including the business experience of each executive officer during the past five years:

Name	Age	Position
Andrew Witty	60	Chief Executive Officer
John Rex	63	President and Chief Financial Officer
Heather Cianfrocco	51	Chief Executive Officer, Optum
Erin McSweeney	60	Executive Vice President and Chief People Officer
Timothy Noel	53	Chief Executive Officer, UnitedHealthcare
Thomas Roos	52	Senior Vice President and Chief Accounting Officer
Christopher Zaetta	53	Executive Vice President and Chief Legal Officer and Corporate Secretary
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
John Rex has served as President and Chief Financial Officer of UnitedHealth Group since April 2024. Previously, John served as Chief Financial Officer of UnitedHealth Group since June 2016. From March 2012 to June 2016, he served as Executive Vice President and Chief Financial Officer of Optum. Prior to joining Optum in 2012, John was a Managing Director at JP Morgan, a global financial services firm.
Heather Cianfrocco has served as Chief Executive Officer of Optum since April 2024. Previously, Heather served as Optum's President and held numerous leadership roles since joining UnitedHealth Group from 2008 until April 2024, including serving as Chief Executive Officer of Optum Rx, Chief Executive Officer for Optum's Health Services and Chief Executive Officer of UnitedHealthcare Community & State.
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
Tim Noel has served as Chief Executive Officer of UnitedHealthcare since January 2025. Previously, Tim served as Chief Executive Officer of UnitedHealthcare’s Medicare & Retirement business and held numerous leadership roles since joining UnitedHealth Group from 2007 until January 2025, including serving as Chief Financial Officer and Senior Vice President of federal products for Medicare & Retirement.
Tom Roos has served as Senior Vice President and Chief Accounting Officer of UnitedHealth Group since August 2015. Prior to joining UnitedHealth Group, Tom was a Partner at Deloitte & Touche LLP, an independent registered public accounting firm.
Chris Zaetta has served as Executive Vice President, Chief Legal Officer and Corporate Secretary of UnitedHealth Group since May 2024. Previously, Chris served as Chief Legal Officer of Optum from September 2020 until May 2024. Prior to joining Optum in 2020, Chris was Vice President at Johnson & Johnson, a pharmaceutical company. Chris also held several leadership roles at UnitedHealth Group from May 2011 to September 2019, including Head of Litigation and General Counsel of the organization’s government businesses.
ADDITIONAL INFORMATION
Our executive offices are located at 1 Health Drive, Eden Prairie, Minnesota 55344 and 655 New York Avenue, Washington, DC 20001; our telephone number is (800) 328-5979. You can access our website at www.unitedhealthgroup.com to learn more about our company. We make periodic and current reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

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
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. The profitability of our products depends in large part on our ability to predict and effectively price for and manage medical costs. Our Optum Health business also enters into fully accountable value-based arrangements with payers. Premium revenues from risk-based products constitute nearly 80% of our total consolidated revenues. Estimates of benefit expense payments involve extensive judgement and are subject to considerable inherent variability. Relatively small differences between predicted and actual medical costs, or utilization rates as a percentage of revenues, have resulted and in the future may result in significant changes in our financial results. If we fail to predict accurately, or effectively price for or manage, the costs of providing care under risk-based arrangements, our results of operations could be materially and adversely affected.
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
The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. We depend on the integrity of the data in our information systems to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and accurately report our results of operations. In addition, increasing connectivity among technologies and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices and new tools and products that leverage AI/ML to improve the customer experience. We anticipate that fast-evolving AI/ML technologies, including generative AI, will play an increasingly important role in our information systems and customer-facing technology products. Our ability to protect and enhance existing systems and develop new systems to keep pace with changes in information processing technology (including AI/ML), regulatory standards and changing customer preferences will require an ongoing commitment of significant development and operational resources. If these commitments fail to provide the anticipated benefits, if we are unable to successfully anticipate future technology developments, or if the cost to keep pace with the technological changes exceeds our estimates, we could be exposed to reputational harm and experience adverse effects on our business.
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
If we or third parties we rely on sustain cyberattacks or other privacy or data security incidents resulting in disruption to our operations or the disclosure of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, negative operational effects, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyberattacks and other security threats and have previously been, and may in the future be, subject to compromises of the information technology systems we use, information we hold, or information held on our behalf by third parties. For example, we previously reported our Change Healthcare business, which we had recently acquired, was subject to a cyberattack in 2024, in which the data involved contained protected health information or personally identifiable information.
While we have programs in place to detect, contain and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cyber threats to protect against cybersecurity risks and incidents, we expect that we will continue to experience these incidents, some of which may negatively affect our business. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, in part due to use of evolving AI/ML technologies (including generative AI), and because our businesses are changing as well, we may be unable to anticipate these techniques and threats, timely detect data security incidents or implement adequate preventive measures. Threat actors and hackers have previously been, and may in the future be, able to negatively affect our operations by penetrating our security controls and causing system and operational disruptions or shutdowns, accessing, misappropriating or otherwise compromising protected personal information or proprietary or confidential information or that of third parties, and developing and deploying viruses, ransomware and other malware that can attack our systems, exploit any security vulnerabilities, and disrupt or shutdown our systems and operations. In addition, hardware, software, or applications we develop or procure from third parties may contain defects or other problems which could unexpectedly compromise our information security controls. Our systems may also be vulnerable to financial fraud schemes, misplaced or lost data, error, malicious social engineering, or other events which could negatively affect the data or financial accounts, proprietary or confidential information relating to our business or third parties, or our operations. There have previously been and may be in the future heightened vulnerabilities due to recently-acquired or non-integrated businesses. We rely in some circumstances on third-party vendors to process, store and transmit large amounts of data for our business. The operations of these vendors are subject to similar risks, but are outside our direct oversight and control.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cybersecurity incident could be material. We have business continuation and resiliency plans which we maintain, update and test regularly in an effort to contain and remediate potential disruptions or cybersecurity events. If our remediation efforts are not successful, we may experience operational interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, compromises of our security measures or the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties, previously and in the future, could expose us or them to the risk of financial or medical identity theft, negative operational impacts, and loss or misuse of this information, result in litigation and liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
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

The success of some of our businesses depends on maintaining satisfactory relationships with employed, affiliated, and independently contracted physicians and joint venture partners. The physicians who practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. We face and will likely continue to face heightened competition to acquire or manage physician practices or to employ or contract with individual physicians. Our revenues could be materially and adversely affected if we are unable to maintain or expand satisfactory relationships with physicians, to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following physician departures. In addition, our affiliated physician organizations contract with competitors of UnitedHealthcare. Our businesses could suffer if our affiliated physician organizations fail to maintain relationships with or fail to adequately price their contracts with these third-party payer competitors.
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
Our businesses face significant competition in all of the markets in which we operate. In many geographies or product segments, our competitors have and may continue to have certain competitive advantages. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, among both our competitors and suppliers. Consolidation among competitors may make it more difficult for us to retain or increase our customer base, maintain or improve the terms on which we do business with our suppliers, or maintain or increase our profitability.
In addition, our success in the health care marketplace and future growth depends on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services which are useful and relevant to health care payers, consumers and our customers, we may not remain competitive and risk losing market share to existing competitors and disruptive new market entrants. We may face risks from new technologies and market entrants which could affect our existing relationship with health plan enrollees in the affected markets. We could sustain competitive disadvantages and loss of market share if we fail to continue developing innovative care models, including by accelerating the transition of care to value-based models that achieve higher quality outcomes and better experiences at lower costs and expand access to virtual and in-home care. If health care payers or providers are unwilling or unable to enter into value-based agreements with us, we may be unable to successfully establish or maintain the contractual or employment relationships necessary to achieve the quality and cost objectives we have for value-based contracting. Additionally, our competitive position could be adversely affected by any failure to develop and apply innovative technologies and other effective data and analytics capabilities or to provide services to our clients focused on these technologies and capabilities.
Our business, results of operations, financial position and cash flows also could be materially and adversely affected if we do not compete effectively in our markets, if our reputation suffers harm, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services demonstrating value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
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
Legal actions to which we are a party have included and in the future could include matters related to health care benefits coverage and payment of claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by personnel at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), antitrust claims (including as a result of changes in the enforcement of antitrust laws), whistleblower claims (including claims under the False Claims Act or similar statutes), matters related to our use of or alleged failure to adequately safeguard personal information or other proprietary data, claims related to alleged failure of our technology products to operate properly or fairly, contract and labor disputes, tax claims and claims related to disclosure of certain business practices. In addition, some of our pharmacy services operations are subject to clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. We may also be party to certain class action lawsuits brought by health care professional groups and consumers. We operate in jurisdictions outside of the United States where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others.
We are largely self-insured with regard to litigation risks, including claims of medical malpractice against our affiliated physicians and us. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible the level of actual losses will significantly exceed the liabilities recorded. Additionally, physicians and other healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice and general professional liabilities. Even in states that have imposed caps on damages for such actions, litigants are seeking recoveries under theories of liability that might not be subject to the caps on damages. These actions involve significant defense costs and could result in substantial monetary damages or damage to our reputation.
We cannot predict the outcome of significant legal actions in which we are involved. Even in situations where we engage external insurers, our coverage may be disputed or may not be sufficient to cover the entirety of certain claims. We incur expenses to resolve these matters and current and future legal actions could further increase our cost of doing business, require us to potentially change the way we conduct our business, and materially and adversely affect our results of operations, financial position and cash flows. Moreover, certain legal actions could result in adverse publicity which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.
Our business could suffer, and our results of operations, financial position and cash flows could be materially and adversely affected, if we fail to successfully manage our strategic alliances, or to complete, manage or integrate acquisitions and other significant strategic transactions or relationships.
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
Successful acquisitions also require us to effectively integrate the acquired business into our existing operations, including our internal control environment and culture, or otherwise leveraging its operations which may present risks different from those presented by organic growth and may be difficult for us to manage. For example, we have experienced and in the future may encounter more acute information technology system vulnerabilities or different litigation risk profiles in recently acquired business than we have historically managed. We may be unable to address such vulnerabilities, inadequacies, differences, or failures soon after acquiring a business, which could undermine integration activities, delay launch of acquired products, and increase infrastructure risk. In addition, even with appropriate diligence, pre-acquisition practices of an acquired business have exposed us in the past and may expose us in the future to legal challenges and investigations that could subject us to criminal fines or reputational harm. Even if we are ultimately successful in resolving these matters, defending such claims may be costly and result in negative publicity. If we cannot successfully integrate our acquired businesses and realize contemplated revenue growth opportunities, cost savings and other synergies, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.

We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have had and could have an adverse effect on our business, results of operations, financial condition and financial performance.
Large-scale medical emergencies, pandemics, natural disasters, public health crises and other extreme events could have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and impair our ability to provide services to our clients and customers. In addition, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, and our clinical and non-clinical workforce could be affected and sustain a reduced capacity to handle demand for care. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enactment of emergency powers in response to public health crises could disrupt our business operations, including by restricting availability of, or our ability to deliver, pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.
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
We depend on our ability to attract, develop and retain qualified employees and executives, including those with diverse talents, backgrounds, experiences and perspectives, to operate and expand our business. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee that the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. Adverse changes to our corporate culture could harm our business operations and our ability to retain key employees and executives.

Our investment portfolio may sustain losses which could adversely affect our profitability.
Market fluctuations could impair the value of our investment portfolio and our profitability. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the substantial majority of the fair value of our investments as of December 31, 2024. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds), could reduce our investment income and require us to write down the value of our investments which could adversely affect our profitability and equity.
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
As of December 31, 2024, our goodwill and other intangible assets had a carrying value of $130 billion, representing 44% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity could, in turn, adversely affect our credit ratings.
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
The health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. Negative publicity may adversely affect our stock price, damage our reputation, and expose us to unexpected or unwarranted regulatory scrutiny.

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
Under the Medicaid managed care program, state Medicaid agencies solicit bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members who were enrolled in those Medicaid programs. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. Chronic failure to meet the benchmarks could result in termination of these government contracts. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. If any of these assumptions are materially incorrect, either as a result of unforeseen changes to the programs on which we bid, implementation of material program or policy changes after our bid submission, or submissions by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs we participate in are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system providing various quality bonus payments to Medicare Advantage plans meeting specified quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management, handling of appeals and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments, and CMS has and may make changes to the star rating program that impact the ability of plans to achieve four-star or higher ratings. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits our plans can offer, which could materially and adversely affect the marketability of our plans and the number of people we serve. Any changes in standards or care delivery models applying to government health care programs, including Medicare and Medicaid, or our inability to maintain or improve our quality scores and star ratings to meet evolving government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which could materially and adversely affect our results of operations, financial position and cash flows.
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
We provide pharmacy care services through our Optum Rx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Further, various governmental agencies have conducted and continue to conduct investigations and studies into certain PBM practices, which have resulted and in future periods may result in PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could materially and adversely impact the PBM business model. As a provider of pharmacy benefit management services, Optum Rx is also subject to an increasing number of licensure, registration and other laws and accreditation standards. Optum Rx conducts business through home delivery, specialty and compounding pharmacies, pharmacies located in community mental health centers and home infusion, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration and Boards of Pharmacy.
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
The collection, maintenance, protection, use, transmission, disclosure and disposal of protected personal information are regulated at the federal, state, international and industry levels and addressed in requirements of our customer contracts. Additionally, legislative and regulatory action in the United States at the federal, state and local levels, as well as internationally, is emerging in the areas of AI/ML and automation. These laws, regulations and requirements are subject to change. Compliance with new privacy, security, technology and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations.
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

Some of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard designed to protect payment card account data.
HIPAA requires business associates as well as covered entities to comply with specified privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain protected personal information in order to provide services to these customers. If HHS alleges or finds noncompliance with HIPAA privacy or security requirements, the allegations or findings could damage our reputation and subject us to monetary and other sanctions.
Through our Optum businesses, we maintain a database of administrative and clinical data statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have an adverse effect on our reputation and business and, among other consequences, could subject us to mandatory disclosure to affected customers and the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents, and could also result in significant fines, penalties and litigation awards. Any of these consequences could have a material and adverse effect on our results of operations, financial position and cash flows.
As an enterprise, we increasingly rely on new and evolving technologies, including those powered by or incorporating AI/ML, as part of our internal operations and in the delivery of our products and services. New technologies have potential and power to improve and optimize operational processes and clinical outcomes across the healthcare system, but also present ethical, technological, legal, regulatory and other risks. With respect to AI/ML, we have developed and implemented policies and procedures intended to promote and sustain responsible design, development, and use of AI/ML, consistent with industry best practices. Any inadequacy or failure in compliance with our responsible use of AI/ML policies and procedures or emerging laws, regulations and standards governing AI/ML use could cause our technology products not to operate as intended or to produce outcomes, including possible regulatory enforcement action or litigation that could have a material and adverse effect on our business, reputation, results of operations, financial position and cash flows.
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
Our cybersecurity program is managed by our Chief Digital and Technology Officer and our Chief Security Officer. The Audit and Finance Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the effectiveness of the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit and Finance Committee receives regular updates from the Chief Digital and Technology Officer and the Chief Security Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities. The Audit and Finance Committee has also added a leading cybersecurity incident and response firm to serve as its advisor on cybersecurity matters.
The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of significant threats and incidents to management, including the Chief Digital and Technology Officer and the Chief Security Officer, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, incidents are reported to the Audit and Finance Committee and appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope.
We require our third-party partners and contractors to handle data in accordance with our data privacy and information security requirements and applicable laws. We regularly engage with our suppliers, partners, contractors, service providers and internal development teams to identify and remediate vulnerabilities in a timely manner and monitor system upgrades to mitigate future risk, and evaluate whether they employ appropriate and effective controls and continuity plans for their systems and operations.
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
We complete an enterprise information risk assessment as part of our overall enterprise information security risk management assessment, which is overseen by our Chief Security Officer. This risk assessment is a review of internal and external threats that evaluates changes to the information risk landscape to inform the investments and program enhancements to be made in the future to rapidly respond and recover from potential attacks, including rebuild and recovery protocols for key systems. We evaluate our enterprise information security risk to address unexpected or unforeseen changes in the risk environment or our systems and the resulting impacts are communicated to the Company’s overall enterprise risk management program.
We believe our Chief Digital and Technology Officer and our Chief Security Officer have the appropriate knowledge and expertise to effectively manage our cybersecurity program. The Chief Digital and Technology Officer has experience leading enterprise digital transformation efforts for a large multinational corporation and held several leadership and growth positions at a global technology consulting and services firm before joining UnitedHealth Group. Our Chief Security Officer has more than 30 years of experience as a security professional in both the private and public sectors, including in law enforcement. Prior to joining UnitedHealth Group, he served in security leadership roles at several large multinational corporations and has additionally served on cybersecurity advisory boards for some of the largest corporations in the country.
As of December 31, 2024, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”

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
Not Applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2025, there were 9,323 holders of record of our common stock.
DIVIDEND POLICY
In June 2024, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.40 compared to $7.52 per share, which the Company had paid since June 2023. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2024

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
October 31, 2024	2.6	$568.70	2.6	39.6
November 30, 2024	0.9	593.39	0.9	38.7
December 31, 2024	5.6	513.93	5.6	33.1
Total	9.1	$537.14	9.1
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

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 Index for the five-year period ended December 31, 2024. The comparisons assume the investment of $100 on December 31, 2019 in our common stock and in each index, and the reinvestment of dividends when paid.

	12/19	12/20	12/21	12/22	12/23	12/24
UnitedHealth Group	$100.00	$121.20	$176.01	$188.23	$189.73	$185.15
S&P 500 Health Care Index	100.00	113.45	143.09	140.29	143.18	146.87
Dow Jones US Industrial Average	100.00	109.72	132.71	123.60	143.60	165.12
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
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
Discussions of year-over-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2023.
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
We have substantially mitigated the impact to consumers and care providers of the unprecedented cyberattack on the U.S. health system and restored or replaced the majority of the affected Change Healthcare services. To support care providers we provided interest-free loans of more than $9 billion through December 31, 2024. For the year ended December 31, 2024, we incurred $2.2 billion of direct response costs, including costs associated with providing interest-free loans; increased medical care expenditures, as we suspended some care management activities to help care providers with their workflow processes; network restoration; and notifications of impacted persons. Optum Insight also experienced estimated business disruption impacts of $867 million for the year ended December 31, 2024, reflecting lost revenue while maintaining full readiness of the affected Change Healthcare services. We expect to continue to incur direct response costs and experience business disruption impacts at a lesser extent in 2025 as we work to bring transaction volumes back to pre-event levels and win new business.
We have determined the estimated total number of individuals impacted by the Change Healthcare cyberattack is approximately 190 million. The vast majority of those people have already been provided individual or substitute notice. The final number will be confirmed and filed with the Office for Civil Rights. Change Healthcare is not aware of any misuse of individuals’ information as a result of this incident and has not seen electronic medical record databases appear in the data during the analysis. It is possible that future risks and uncertainties resulting from the Change Healthcare cyberattack, including risks related to impacted data, litigation, reputational harm, and regulatory actions could adversely affect our financial condition or results of operations.

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
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including medical care patterns, inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio (MLR) thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties” and we have observed increased care patterns as discussed below in “Medical Cost Trends.” Our 2025 benefit design approach contemplates these trends.
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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design, we have continued to observe increased care patterns, which may continue in future periods. We also observed an upshift in hospital coding intensity and an acceleration in the prescribing of certain high-cost medications in early response to the Inflation Reduction Act (IRA). We expect these additional factors to continue into future periods. We endeavor to mitigate those increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care.
As a result of the Change Healthcare cyberattack, we incurred medical costs related to the impact of the temporary suspension of some care management activities, impacting our UnitedHealthcare and Optum Health businesses, to help care providers with their workflow processes. Early in the second quarter we resumed these activities. For the year ended December 31, 2024, medical costs related to the temporary suspension of some care management activities were approximately $640 million.
Medicaid Redeterminations. Medicaid redeterminations have impacted the number of people served through our Medicaid offerings, partially offset by an increase in consumers served through our commercial offerings as we endeavor to ensure that people and families have continued access to care. The Medicaid redetermination process has also caused a timing mismatch between the current health status of people served through Medicaid and state rate updates, which remained well short of current care activity. We expect this gap between people’s health status and rates will narrow in 2025.
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
This trend is creating needs for health management services which can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe provide growth opportunities for our Optum business platform. A key focus of our future growth is to accelerate the transition from fee-for-service care delivery and payment models to fully accountable value-based care. This transition requires initial costs such as system enhancements, integrated care coordination technology, physician training and clinical engagement. Enhanced clinical engagement is a critical step to improving the experience and health outcomes of the people we serve and should result in lower costs to the overall health system over time.

Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to regulatory matters. For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates. Medicare Advantage rate notices over the years have at times resulted in industry base rates well below industry forward medical trend. For example, the Final Notice for 2024 and 2025 rates resulted in an industry base rate decrease, both of which are well short of what is an increasing industry forward medical cost trend. The Advance Notice for 2026 rates proposes an industry base rate increase also well short of forward medical cost trend, creating continued pressure in the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE ITEMS
The following summarizes select 2024 year-over-year operating comparisons to 2023 and other financial results.
•Consolidated revenues grew 8%, UnitedHealthcare revenues grew 6% and Optum revenues grew 12%.
•UnitedHealthcare served 2.1 million more people domestically, driven by growth in commercial offerings, partially offset by the impact of Medicaid redeterminations.
•Earnings from operations of $32.3 billion compared to $32.4 billion last year.
•Diluted earnings per common share was $15.51, impacted by the loss on sale of subsidiary and subsidiaries held for sale.
•Cash flows from operations were $24.2 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
Revenues:
Premiums	$308,810	$290,827	$257,157	$17,983	6%
Products	50,226	42,583	37,424	7,643	18
Services	36,040	34,123	27,551	1,917	6
Investment and other income	5,202	4,089	2,030	1,113	27
Total revenues	400,278	371,622	324,162	28,656	8
Operating costs:
Medical costs	264,185	241,894	210,842	22,291	9
Operating costs	53,013	54,628	47,782	(1,615)	(3)
Cost of products sold	46,694	38,770	33,703	7,924	20
Depreciation and amortization	4,099	3,972	3,400	127	3
Total operating costs	367,991	339,264	295,727	28,727	8
Earnings from operations	32,287	32,358	28,435	(71)	—
Interest expense	(3,906)	(3,246)	(2,092)	(660)	20
Loss on sale of subsidiary and subsidiaries held for sale	(8,310)	—	—	(8,310)	nm
Earnings before income taxes	20,071	29,112	26,343	(9,041)	(31)
Provision for income taxes	(4,829)	(5,968)	(5,704)	1,139	(19)
Net earnings	15,242	23,144	20,639	(7,902)	(34)
Earnings attributable to noncontrolling interests	(837)	(763)	(519)	(74)	10
Net earnings attributable to UnitedHealth Group common shareholders	$14,405	$22,381	$20,120	$(7,976)	(36)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$15.51	$23.86	$21.18	$(8.35)	(35)%
Medical care ratio (a)	85.5%	83.2%	82.0%	2.3%
Operating cost ratio	13.2	14.7	14.7	(1.5)
Operating margin	8.1	8.7	8.8	(0.6)
Tax rate	24.1	20.5	21.7	3.6
Net earnings margin (b)	3.6	6.0	6.2	(2.4)
Return on equity (c)	15.9%	27.0%	27.2%	(11.1)%
________
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
2024 RESULTS OF OPERATIONS COMPARED TO 2023 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in Optum Rx, UnitedHealthcare’s domestic offerings and Optum Health, partially offset by the sale of UnitedHealthcare’s Brazil operations.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage and domestic commercial offerings and member mix. The MCR increased as a result of the revenue effects of the Medicare funding reductions, Medicaid timing mismatch between people’s health status and rates, upshift in hospital coding intensity, specialty pharmaceutical prescribing patterns, member mix and due to incremental medical costs for accommodations made to care providers as a result of the Change Healthcare cyberattack.

Operating Cost Ratio
The operating cost ratio decreased primarily due to operating cost management and gains related to business portfolio refinement, including strategic transactions, partially offset by the impact of our direct response efforts to the Change Healthcare cyberattack and investments to support future growth.
Loss on Sale of Subsidiary and Subsidiaries Held for Sale
On February 6, 2024, the Company completed the sale of its Brazil operations. During the year ended December 31, 2024, we recorded a loss of $7.1 billion, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss.
In the second quarter of 2024, the Company initiated a plan to sell its remaining South American operations, which were classified as held for sale as of December 31, 2024. During the year ended December 31, 2024, we recorded a loss of $1.2 billion, of which $855 million related to the impact of cumulative foreign currency translation losses.
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
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023
Revenues
UnitedHealthcare	$298,208	$281,360	$249,741	$16,848	6%
Optum Health	105,358	95,319	71,174	10,039	11
Optum Insight	18,757	18,932	14,581	(175)	(1)
Optum Rx	133,231	116,087	99,773	17,144	15
Optum eliminations	(4,389)	(3,703)	(2,760)	(686)	19
Optum	252,957	226,635	182,768	26,322	12
Eliminations	(150,887)	(136,373)	(108,347)	(14,514)	11
Consolidated revenues	$400,278	$371,622	$324,162	$28,656	8%
Earnings from operations
UnitedHealthcare	$15,584	$16,415	$14,379	$(831)	(5)%
Optum Health	7,770	6,560	6,032	1,210	18
Optum Insight	3,097	4,268	3,588	(1,171)	(27)
Optum Rx	5,836	5,115	4,436	721	14
Optum	16,703	15,943	14,056	760	5
Consolidated earnings from operations	$32,287	$32,358	$28,435	$(71)	—%
Operating margin
UnitedHealthcare	5.2%	5.8%	5.8%	(0.6)%
Optum Health	7.4	6.9	8.5	0.5
Optum Insight	16.5	22.5	24.6	(6.0)
Optum Rx	4.4	4.4	4.4	—
Optum	6.6	7.0	7.7	(0.4)
Consolidated operating margin	8.1%	8.7%	8.8%	(0.6)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023
UnitedHealthcare Employer & Individual - Domestic	$74,489	$67,187	$63,599	$7,302	11%
UnitedHealthcare Employer & Individual - Global	3,667	9,307	8,668	(5,640)	(61)
UnitedHealthcare Employer & Individual - Total	78,156	76,494	72,267	1,662	2
UnitedHealthcare Medicare & Retirement	139,482	129,862	113,671	9,620	7
UnitedHealthcare Community & State	80,570	75,004	63,803	5,566	7
Total UnitedHealthcare revenues	$298,208	$281,360	$249,741	$16,848	6%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Commercial - domestic:
Risk-based	8,845	8,115	8,045	730	9%
Fee-based	20,885	19,200	18,640	1,685	9
Total commercial - domestic	29,730	27,315	26,685	2,415	9
Medicare Advantage	7,845	7,695	7,105	150	2
Medicaid	7,435	7,845	8,170	(410)	(5)
Medicare Supplement (Standardized)	4,335	4,355	4,375	(20)	—
Total community and senior	19,615	19,895	19,650	(280)	(1)
Total UnitedHealthcare - domestic medical	49,345	47,210	46,335	2,135	5
Commercial - global	1,330	5,540	5,360	(4,210)	(76)
Total UnitedHealthcare - medical	50,675	52,750	51,695	(2,075)	(4)%
Supplemental Data:
Medicare Part D stand-alone	3,050	3,315	3,295	(265)	(8)%
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage and domestic commercial offerings, partially offset by decreased people served globally due to the sale of the Brazil operations and in Medicaid offerings due to redeterminations. Earnings from operations decreased due to Medicare Advantage funding reductions, the impacts of Medicaid redeterminations, member mix and incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack, partially offset by gains related to business portfolio refinement, including strategic transactions, and the growth in the number of people served through Medicare Advantage and domestic commercial offerings.
Optum
Total revenues increased due to growth at Optum Rx and Optum Health. Earnings from operations increased with growth at Optum Health and Optum Rx, partially offset by decreased earnings from operations at Optum Insight. The results by segment were as follows:
Optum Health
Revenues at Optum Health increased primarily due to organic growth in patients served under value-based care arrangements. Earnings from operations increased due to gains related to business portfolio refinement, including strategic transactions, increased investment income and cost management initiatives, partially offset by Medicare Advantage funding reductions, costs associated with serving newly added patients under value-based care arrangements and medical care activity. Optum Health served approximately 100 million people as of December 31, 2024 compared to 103 million people as of December 31, 2023.

Optum Insight
Revenues at Optum Insight decreased primarily due the business disruption impacts from the Change Healthcare cyberattack, partially offset by growth in technology services. Earnings from operations decreased primarily due to direct response costs and business disruption impacts related to the Change Healthcare cyberattack, partially offset by gains related to business portfolio refinement, including strategic transactions.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations also increased due to operating cost efficiencies and supply chain initiatives. Optum Rx fulfilled 1,623 million and 1,542 million adjusted scripts in 2024 and 2023, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Introduction
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally derived from earnings before noncash expenses.
Our regulated subsidiaries generate significant cash flows from operations and are subject to, among other things, minimum levels of statutory capital, as defined by their respective jurisdictions, and restrictions on the timing and amount of dividends paid to their parent companies.
Our U.S. regulated subsidiaries paid their parent companies dividends of $9.2 billion and $8.0 billion in 2024 and 2023, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023
Sources of cash:
Cash provided by operating activities	$24,204	$29,068	$26,206	$(4,864)
Issuances of long-term debt and short-term borrowings, net of repayments	14,660	4,280	12,536	10,380
Proceeds from common share issuances	1,846	1,353	1,253	493
Customer funds administered	—	—	5,548	—
Cash received for dispositions	2,041	685	3,414	1,356
Sales and maturities of investments, net of purchases	525	—	—	525
Total sources of cash	43,276	35,386	48,957	7,890
Uses of cash:
Cash paid for acquisitions and other transactions, net of cash assumed	(13,408)	(10,136)	(21,458)	(3,272)
Common share repurchases	(9,000)	(8,000)	(7,000)	(1,000)
Cash dividends paid	(7,533)	(6,761)	(5,991)	(772)
Purchases of property, equipment and capitalized software	(3,499)	(3,386)	(2,802)	(113)
Purchases of investments, net of sales and maturities	—	(1,777)	(6,837)	1,777
Purchases of redeemable noncontrolling interests	(280)	(730)	(176)	450
Loans to care providers - cyberattack, net of repayments	(4,519)	—	—	(4,519)
Customer funds administered	(1,560)	(521)	—	(1,039)
Other	(3,312)	(2,110)	(2,737)	(1,202)
Total uses of cash	(43,111)	(33,421)	(47,001)	(9,690)
Effect of exchange rate changes on cash and cash equivalents	(61)	97	34	(158)
Net increase in cash and cash equivalents, including cash within businesses held for sale	$104	$2,062	$1,990	$(1,958)
Less: cash within businesses held for sale	(219)	—	—	(219)
Net (decrease) increase in cash and cash equivalents	$(115)	$2,062	$1,990	$(2,177)
2024 Cash Flows Compared to 2023 Cash Flows
Decreased cash flows provided by operating activities were primarily driven by CMS Medicare funding reductions, Change Healthcare cyberattack response actions, increased medical costs and changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included increased net issuances of short-term borrowings and long-term debt, net sales and maturities of investments and cash received from dispositions, offset by loans to care providers in response to the Change Healthcare cyberattack, increased cash paid for acquisitions and other transactions, decreased customer funds administered and increased share repurchases.
Financial Condition
As of December 31, 2024, our cash, cash equivalent, available-for-sale debt securities and equity securities balances of $77.1 billion included $25.3 billion of cash and cash equivalents (of which approximately $800 million was available for general corporate use), $46.9 billion of debt securities and $4.9 billion of equity securities. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 4.2 years and a weighted-average credit rating of “Double A” as of December 31, 2024. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
•Purchase and other obligations. These include $11.5 billion, $2.4 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds, strategic transactions and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2024.
•Other liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2024, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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
As of December 31, 2024, we were in compliance with the various covenants under our bank credit facilities.
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
Credit Ratings. Our credit ratings as of December 31, 2024 were as follows:

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

Share Repurchase Program. In June 2024, our Board of Directors amended our share repurchase program to authorize the repurchase of up to 35 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. As of December 31, 2024, we had Board of Directors’ authorization to purchase up to 33 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2024, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.40 compared to $7.52 per share. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Pending Acquisitions. As of December 31, 2024, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $4 billion.
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
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2024, 2023 and 2022 included favorable medical cost development related to prior years of $700 million, $840 million and $410 million, respectively.
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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2024:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$973
(0.50)	647
(0.25)	322
0.25	(321)
0.50	(640)
0.75	(958)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2024:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$1,264
2	843
1	421
(1)	(421)
(2)	(843)
(3)	(1,264)
The completion factors and medical costs PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2024; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2024 estimates of medical costs payable and actual medical costs payable, 2024 net earnings would have increased or decreased by approximately $260 million.
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
Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates and cash flow projections to analyze the potential for a material impact. As of October 1, 2024, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts which may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations of investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2024, there were no significant concentrations of credit risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt.
As of December 31, 2024, we had $33 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2024, $27 billion of our financial liabilities, which include debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2024, $46 billion of our investments were fixed-rate debt securities and $49 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2024 and 2023 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2024
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$666	$537	$(4,151)	$(8,866)
1	333	268	(2,182)	(4,828)
(1)	(333)	(252)	2,082	5,831
(2)	(666)	(503)	4,311	12,935
	December 31, 2023
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$688	$393	$(3,642)	$(8,142)
1	344	196	(1,871)	(4,444)
(1)	(344)	(180)	1,954	5,391
(2)	(688)	(360)	3,964	11,992
Note: The impact of hypothetical changes in interest rates may not reflect the full 100 or 200 basis point change on interest income and interest expense or on the fair value of financial assets and liabilities as the rates are assumed to not fall below zero.
As of December 31, 2024, we had $4.9 billion of investments in equity securities, primarily consisting of venture investments and employee savings plan related investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2024 with dates of service in 2023 or prior.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2025
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,312	$25,427
Short-term investments	3,801	4,201
Accounts receivable, net of allowances of $985 and $1,000	22,365	21,276
Other current receivables, net of allowances of $2,864 and $2,084	26,089	17,694
Assets under management	—	3,755
Prepaid expenses and other current assets	8,212	6,084
Total current assets	85,779	78,437
Long-term investments	52,354	47,609
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $6,971 and $7,039	10,553	11,450
Goodwill	106,734	103,732
Other intangible assets, net of accumulated amortization of $8,350 and $7,279	23,268	15,194
Other assets	19,590	17,298
Total assets	$298,278	$273,720
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$34,224	$32,395
Accounts payable and accrued liabilities	34,337	31,958
Short-term borrowings and current maturities of long-term debt	4,545	4,274
Unearned revenues	3,317	3,355
Other current liabilities	27,346	27,072
Total current liabilities	103,769	99,054
Long-term debt, less current maturities	72,359	58,263
Deferred income taxes	3,620	3,021
Other liabilities	15,939	14,463
Total liabilities	195,687	174,801
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	4,323	4,498
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 915 and 924 issued and outstanding	9	9
Retained earnings	96,036	95,774
Accumulated other comprehensive loss	(3,387)	(7,027)
Nonredeemable noncontrolling interests	5,610	5,665
Total equity	98,268	94,421
Total liabilities, redeemable noncontrolling interests and equity	$298,278	$273,720
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenues:
Premiums	$308,810	$290,827	$257,157
Products	50,226	42,583	37,424
Services	36,040	34,123	27,551
Investment and other income	5,202	4,089	2,030
Total revenues	400,278	371,622	324,162
Operating costs:
Medical costs	264,185	241,894	210,842
Operating costs	53,013	54,628	47,782
Cost of products sold	46,694	38,770	33,703
Depreciation and amortization	4,099	3,972	3,400
Total operating costs	367,991	339,264	295,727
Earnings from operations	32,287	32,358	28,435
Interest expense	(3,906)	(3,246)	(2,092)
Loss on sale of subsidiary and subsidiaries held for sale	(8,310)	—	—
Earnings before income taxes	20,071	29,112	26,343
Provision for income taxes	(4,829)	(5,968)	(5,704)
Net earnings	15,242	23,144	20,639
Earnings attributable to noncontrolling interests	(837)	(763)	(519)
Net earnings attributable to UnitedHealth Group common shareholders	$14,405	$22,381	$20,120
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$15.64	$24.12	$21.47
Diluted	$15.51	$23.86	$21.18
Basic weighted-average number of common shares outstanding	921	928	937
Dilutive effect of common share equivalents	8	10	13
Diluted weighted-average number of common shares outstanding	929	938	950
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	6	3
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net earnings	$15,242	$23,144	$20,639
Other comprehensive income (loss):
Gross unrealized gains (losses) on investment securities during the period	29	1,139	(4,292)
Income tax effect	(7)	(263)	984
Total unrealized gains (losses), net of tax	22	876	(3,308)
Gross reclassification adjustment for net realized (gains) losses included in net earnings	(369)	(90)	139
Income tax effect	92	21	(32)
Total reclassification adjustment, net of tax	(277)	(69)	107
Foreign currency translation (losses) gains	(319)	559	192
Reclassification adjustment for translation losses included in net earnings	4,214	—	—
Total foreign currency translation gains	3,895	559	192
Other comprehensive income (loss)	3,640	1,366	(3,009)
Comprehensive income	18,882	24,510	17,630
Comprehensive income attributable to noncontrolling interests	(837)	(763)	(519)
Comprehensive income attributable to UnitedHealth Group common shareholders	$18,045	$23,747	$17,111
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Nonredeemable Noncontrolling Interests	Total Equity
(in millions, except per share data)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2022	941	$10	$—	$77,134	$423	$(5,807)	$3,285	$75,045
Net earnings				20,120			406	20,526
Other comprehensive (loss) income					(3,201)	192		(3,009)
Issuances of common stock, and related tax effects	7	—	903					903
Share-based compensation			875					875
Common share repurchases	(14)	(1)	(1,892)	(5,107)				(7,000)
Cash dividends paid on common shares ($6.40 per share)				(5,991)				(5,991)
Redeemable noncontrolling interests fair value and other adjustments			114					114
Acquisition and other adjustments of nonredeemable noncontrolling interests							374	374
Distributions to nonredeemable noncontrolling interests							(387)	(387)
Balance at December 31, 2022	934	9	—	86,156	(2,778)	(5,615)	3,678	81,450
Net earnings				22,381			575	22,956
Other comprehensive income					807	559		1,366
Issuances of common stock, and related tax effects	6	—	1,231					1,231
Share-based compensation			1,027					1,027
Common share repurchases	(16)	—	(2,057)	(6,002)				(8,059)
Cash dividends paid on common shares ($7.29 per share)				(6,761)				(6,761)
Redeemable noncontrolling interests fair value and other adjustments			(201)					(201)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,928	1,928
Distributions to nonredeemable noncontrolling interests							(516)	(516)
Balance at December 31, 2023	924	9	—	95,774	(1,971)	(5,056)	5,665	94,421
Net earnings				14,405			663	15,068
Other comprehensive (loss) income					(255)	3,895		3,640
Issuances of common stock, and related tax effects	8	—	1,485					1,485
Share-based compensation			963					963
Common share repurchases	(17)	—	(2,395)	(6,610)				(9,005)
Cash dividends paid on common shares ($8.18 per share)				(7,533)				(7,533)
Redeemable noncontrolling interests fair value and other adjustments			(53)					(53)
Acquisition and other adjustments of nonredeemable noncontrolling interests							26	26
Distributions to nonredeemable noncontrolling interests							(744)	(744)
Balance at December 31, 2024	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net earnings	$15,242	$23,144	$20,639
Noncash items:
Depreciation and amortization	4,099	3,972	3,400
Deferred income taxes	(296)	(245)	(673)
Share-based compensation	1,018	1,059	925
Loss on sale of subsidiary and subsidiaries held for sale	8,310	—	—
Gains on dispositions and other strategic transactions	(3,333)	(489)	(588)
Other, net	(28)	(16)	257
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	(1,437)	(3,114)	(2,523)
Other assets	(4,140)	(2,444)	(1,374)
Medical costs payable	2,503	3,482	4,053
Accounts payable and other liabilities	2,463	3,516	1,964
Unearned revenues	(197)	203	126
Cash flows from operating activities	24,204	29,068	26,206
Investing activities
Purchases of investments	(27,308)	(18,314)	(18,825)
Sales of investments	18,514	7,307	5,907
Maturities of investments	9,319	9,230	6,081
Cash paid for acquisitions and other transactions, net of cash assumed	(13,408)	(10,136)	(21,458)
Purchases of property, equipment and capitalized software	(3,499)	(3,386)	(2,802)
Loans to care providers - cyberattack	(9,033)	—	—
Repayments of care provider loans - cyberattack	4,514	—	—
Cash received from dispositions and other strategic transactions, net	2,041	685	3,414
Other, net	(1,667)	(960)	(793)
Cash flows used for investing activities	(20,527)	(15,574)	(28,476)
Financing activities
Common share repurchases	(9,000)	(8,000)	(7,000)
Cash dividends paid	(7,533)	(6,761)	(5,991)
Proceeds from common stock issuances	1,846	1,353	1,253
Repayments of long-term debt	(3,000)	(2,125)	(3,015)
(Repayments of) proceeds from short-term borrowings, net	(151)	11	732
Proceeds from issuance of long-term debt	17,811	6,394	14,819
Customer funds administered	(1,560)	(521)	5,548
Purchases of redeemable noncontrolling interests	(280)	(730)	(176)
Other, net	(1,645)	(1,150)	(1,944)
Cash flows (used for) from financing activities	(3,512)	(11,529)	4,226
Effect of exchange rate changes on cash and cash equivalents	(61)	97	34
Increase in cash and cash equivalents, including cash within businesses held for sale	104	2,062	1,990
Less: cash within businesses held for sale	(219)	—	—
Net (decrease) increase in cash and cash equivalents	(115)	2,062	1,990
Cash and cash equivalents, beginning of period	25,427	23,365	21,375
Cash and cash equivalents, end of period	$25,312	$25,427	$23,365

Supplemental cash flow disclosures
Cash paid for interest	$3,594	$3,035	$1,945
Cash paid for income taxes	4,620	6,078	5,222
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
Services revenue includes a number of services and products sold through Optum. Optum Health’s service revenues include net patient service revenues recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, Optum Health charges fees and earns investment income on managed funds. Optum Insight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. Optum Insight revenues are generally recognized over time and measured for each period based on the progress to date as services are performed or made available to customers.
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
As of December 31, 2024 and 2023, accounts receivables related to products and services were $9.9 billion and $8.6 billion, respectively. In 2024 and 2023, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2024 or 2023.
For the years ended December 31, 2024, 2023 and 2022, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
As of December 31, 2024, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $12.7 billion, of which approximately half is expected to be recognized in the next three years.
See Note 14 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2024.
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
Assets Under Management
In July 2024, the Company amended its Medicare Supplement Program with a membership organization (the Medicare Supplement Program). The amendments provide the Company the right to use a trade name and other intellectual property in marketing efforts for Medicare Supplement offerings. Amounts previously reported as assets under management are now included within the Company’s Consolidated Balance Sheet based upon their classification.
For periods prior to the amended Medicare Supplement Program, the Company excluded the effects of certain balance sheet amounts in its Consolidated Statements of Cash Flows, while these effects are included for periods after the amendments.
Other Current Receivables
Other current receivables include amounts due from pharmaceutical manufacturers for rebates and Medicare Part D drug discounts, loans to care providers in response to the Change Healthcare cyberattack, accrued interest and other miscellaneous amounts due to the Company.

The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and unaffiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2024 and 2023, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $12.5 billion and $11.0 billion, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets included pharmaceutical drug and supplies inventory of $3.8 billion and $2.8 billion as of December 31, 2024 and 2023, respectively.
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
There was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
Intangible Assets
The Company’s finite-lived intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There was no impairment of intangible assets during the years ended December 31, 2024, 2023 and 2022.
Other Current Liabilities
Other current liabilities include health savings account deposits ($13.7 billion and $13.5 billion as of December 31, 2024 and 2023, respectively), accruals for premium rebates payable, the current portion of future policy benefits and customer balances.

Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside of the Company’s control are classified as temporary equity. These interests primarily relate to put options on unowned shares, which are typically redeemable at fair value after a certain time period. The Company accretes changes in the redemption value to the earliest redemption date utilizing the interest method. If all interests were currently redeemable, the difference between the carrying value and the estimated redemption value is not material. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Redeemable noncontrolling interests, beginning of period	$4,498	$4,897
Net earnings	174	188
Acquisitions	33	122
Redemptions	(280)	(730)
Distributions	(125)	(144)
Fair value and other adjustments	23	165
Redeemable noncontrolling interests, end of period	$4,323	$4,498
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

3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,600	$1	$(274)	$4,327
State and municipal obligations	7,357	2	(375)	6,984
Corporate obligations	24,391	56	(1,140)	23,307
U.S. agency mortgage-backed securities	10,577	1	(994)	9,584
Non-U.S. agency mortgage-backed securities	2,890	2	(175)	2,717
Total debt securities - available-for-sale	49,815	62	(2,958)	46,919
Debt securities - held-to-maturity:
U.S. government and agency obligations	444	—	(2)	442
State and municipal obligations	28	—	(2)	26
Corporate obligations	40	—	—	40
Total debt securities - held-to-maturity	512	—	(4)	508
Total debt securities	$50,327	$62	$(2,962)	$47,427
December 31, 2023
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,674	$3	$(234)	$4,443
State and municipal obligations	7,636	39	(322)	7,353
Corporate obligations	23,136	67	(1,186)	22,017
U.S. agency mortgage-backed securities	8,982	22	(708)	8,296
Non-U.S. agency mortgage-backed securities	3,023	3	(240)	2,786
Total debt securities - available-for-sale	47,451	134	(2,690)	44,895
Debt securities - held-to-maturity:
U.S. government and agency obligations	506	1	(6)	501
State and municipal obligations	28	—	(2)	26
Corporate obligations	69	—	—	69
Total debt securities - held-to-maturity	603	1	(8)	596
Total debt securities	$48,054	$135	$(2,698)	$45,491
Nearly all of the Company’s investments in mortgage-backed securities were rated “Double A” or better as of December 31, 2024.
The Company held $4.9 billion of equity securities as of December 31, 2024 and 2023. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $3.8 billion and $1.4 billion of equity method investments primarily in operating businesses in the health care sector, as of December 31, 2024 and 2023, respectively. The allowance for credit losses on held-to-maturity securities as of December 31, 2024 and 2023 was not material.

The amortized cost and fair value of debt securities as of December 31, 2024, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,952	$3,932	$320	$319
Due after one year through five years	14,845	14,384	161	161
Due after five years through ten years	12,110	11,213	14	13
Due after ten years	5,441	5,089	17	15
U.S. agency mortgage-backed securities	10,577	9,584	—	—
Non-U.S. agency mortgage-backed securities	2,890	2,717	—	—
Total debt securities	$49,815	$46,919	$512	$508
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. government and agency obligations	$1,475	$(51)	$2,152	$(223)	$3,627	$(274)
State and municipal obligations	2,593	(58)	4,085	(317)	6,678	(375)
Corporate obligations	7,402	(213)	11,449	(927)	18,851	(1,140)
U.S. agency mortgage-backed securities	4,791	(191)	4,674	(803)	9,465	(994)
Non-U.S. agency mortgage-backed securities	416	(5)	1,863	(170)	2,279	(175)
Total debt securities - available-for-sale	$16,677	$(518)	$24,223	$(2,440)	$40,900	$(2,958)
December 31, 2023
U.S. government and agency obligations	$1,270	$(7)	$2,077	$(227)	$3,347	$(234)
State and municipal obligations	907	(7)	4,063	(315)	4,970	(322)
Corporate obligations	1,826	(17)	14,696	(1,169)	16,522	(1,186)
U.S. agency mortgage-backed securities	1,337	(12)	5,069	(696)	6,406	(708)
Non-U.S. agency mortgage-backed securities	279	(6)	2,202	(234)	2,481	(240)
Total debt securities - available-for-sale	$5,619	$(49)	$28,107	$(2,641)	$33,726	$(2,690)
The Company’s unrealized losses from all securities as of December 31, 2024 were generated from approximately 34,000 positions out of a total of 43,000 positions. The Company believes it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectibility of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of December 31, 2024, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities as of December 31, 2024 and 2023 was not material.
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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2024 or 2023.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $710 million, $276 million and $211 million respectively, of unrealized gains in investment and other income related to fair value adjustments on equity securities primarily in the Company’s venture portfolio, based upon transactions of the same or similar security. The assets and liabilities within our South American operations held for sale as of December 31, 2024 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information and market conditions. There were no other significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2024, 2023 or 2022.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2024
Cash and cash equivalents	$25,248	$64	$—	$25,312
Debt securities - available-for-sale:
U.S. government and agency obligations	4,194	133	—	4,327
State and municipal obligations	—	6,984	—	6,984
Corporate obligations	29	22,841	437	23,307
U.S. agency mortgage-backed securities	—	9,584	—	9,584
Non-U.S. agency mortgage-backed securities	—	2,717	—	2,717
Total debt securities - available-for-sale	4,223	42,259	437	46,919
Equity securities	1,859	24	65	1,948
Total assets at fair value	$31,330	$42,347	$502	$74,179
Percentage of total assets at fair value	42%	57%	1%	100%
December 31, 2023
Cash and cash equivalents	$25,345	$82	$—	$25,427
Debt securities - available-for-sale:
U.S. government and agency obligations	4,167	276	—	4,443
State and municipal obligations	—	7,353	—	7,353
Corporate obligations	15	21,800	202	22,017
U.S. agency mortgage-backed securities	—	8,296	—	8,296
Non-U.S. agency mortgage-backed securities	—	2,786	—	2,786
Total debt securities - available-for-sale	4,182	40,511	202	44,895
Equity securities	2,468	16	69	2,553
Assets under management	1,505	2,140	110	3,755
Total assets at fair value	$33,500	$42,749	$381	$76,630
Percentage of total assets at fair value	44%	55%	1%	100%
The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2024
Debt securities - held-to-maturity	$482	$26	$—	$508	$512
Long-term debt and other financing obligations	$—	$70,565	$—	$70,565	$75,604
December 31, 2023
Debt securities - held-to-maturity	$524	$72	$—	$596	$603
Long-term debt and other financing obligations	$—	$59,851	$—	$59,851	$61,449
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2024	December 31, 2023
Land and improvements	$364	$712
Buildings and improvements	4,215	5,573
Computer equipment	2,267	2,007
Furniture and fixtures	1,694	2,375
Less accumulated depreciation	(3,645)	(4,210)
Property and equipment, net	4,895	6,457
Capitalized software	8,984	7,822
Less accumulated amortization	(3,326)	(2,829)
Capitalized software, net	5,658	4,993
Total property, equipment and capitalized software, net	$10,553	$11,450
 Depreciation expense for property and equipment for the years ended December 31, 2024, 2023 and 2022 was $1.0 billion, $1.1 billion, and $1.1 billion, respectively. Amortization expense for capitalized software for the years ended December 31, 2024, 2023 and 2022 was $1.4 billion, $1.2 billion and $1.0 billion, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Consolidated
Balance at January 1, 2023	$27,395	$29,238	$17,244	$19,475	$93,352
Acquisitions	296	8,023	1,802	—	10,121
Foreign currency effects and other adjustments, net	187	(182)	261	(7)	259
Balance at December 31, 2023	27,878	37,079	19,307	19,468	103,732
Acquisitions	—	2,071	—	2,305	4,376
Dispositions, foreign currency effects and other adjustments, net	(717)	(324)	(327)	(6)	(1,374)
Balance at December 31, 2024	$27,161	$38,826	$18,980	$21,767	$106,734
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$17,190	$(6,675)	$10,515	$16,636	$(5,909)	$10,727
Trademarks and technology	2,917	(1,284)	1,633	2,508	(958)	1,550
Trade names, trademarks, operating licenses and certificates and other indefinite-lived	10,454	—	10,454	2,116	—	2,116
Other	1,057	(391)	666	1,213	(412)	801
Total	$31,618	$(8,350)	$23,268	$22,473	$(7,279)	$15,194

The fair values and weighted-average useful lives assigned to intangible assets as a result of transactions completed during years ended:

	2024		2023
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$1,258	12 years	$477	12 years
Trademarks and technology	527	6 years	226	5 years
Other	22	8 years	44	9 years
Total finite-lived	$1,807	10 years	$747	9 years
Total indefinite-lived - trade names, trademarks, operating licenses and certificates and other	8,795		1,427
Total intangible assets	$10,602		$2,174
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2025	$1,655
2026	1,503
2027	1,424
2028	1,344
2029	1,211
Amortization expense relating to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $1.7 billion, $1.6 billion and $1.3 billion, respectively.
7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2024	2023	2022
Medical costs payable, beginning of period	$32,395	$29,056	$24,483
Acquisitions (dispositions), net	(755)	1	308
Reported medical costs:
Current year	264,885	242,734	211,252
Prior years	(700)	(840)	(410)
Total reported medical costs	264,185	241,894	210,842
Medical payments:
Payments for current year	(231,890)	(211,380)	(184,049)
Payments for prior years	(29,532)	(27,176)	(22,528)
Total medical payments	(261,422)	(238,556)	(206,577)
Less: medical costs payable included within businesses held for sale	(179)	—	—
Medical costs payable, end of period	$34,224	$32,395	$29,056
For the years ended December 31, 2024, 2023 and 2022, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included IBNR of $23.7 billion and $22.3 billion at December 31, 2024 and 2023, respectively. Substantially all of the IBNR balance as of December 31, 2024 relates to the current year.

The following is information about incurred and paid medical cost development as of December 31, 2024:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2023	2024
2023	$242,734	$242,156
2024		264,885
Total		$507,041

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2023	2024
2023	$(211,380)	$(240,112)
2024		(231,890)
Total		(472,002)
Net remaining outstanding liabilities prior to 2023		119
Acquisitions (dispositions), net		(755)
Medical costs payable included within businesses held for sale		(179)
Total medical costs payable		$34,224

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of commercial paper and notes as follows:

	Carrying Value as of December 31,			Carrying Value as of December 31,
(in millions, except percentages)	2024	2023	(continued)	2024	2023
Commercial paper	$1,300	$1,088	$1,000 4.625%, Jul 2035	971	1,014
$750 3.5%, Feb 2024	—	750	$850 5.8%, Mar 2036	838	838
$1,000 0.55%, May 2024	—	999	$500 6.5%, Jun 2037	492	491
$750 2.375%, Aug 2024	—	750	$650 6.625%, Nov 2037	641	640
$500 5%, Oct 2024	—	499	$1,100 6.875%, Feb 2038	1,079	1,078
$2,000 3.75%, Jul 2025	1,999	1,997	$1,250 3.5%, Aug 2039	1,243	1,242
$750 5.15%, Oct 2025	749	748	$1,000 2.75%, May 2040	970	968
$300 3.7%, Dec 2025	300	299	$300 5.7%, Oct 2040	296	296
$500 1.25%, Jan 2026	499	498	$350 5.95%, Feb 2041	346	346
$1,000 3.1%, Mar 2026	999	998	$1,500 3.05%, May 2041	1,485	1,484
$1,000 1.15%, May 2026	953	924	$600 4.625%, Nov 2041	590	590
$500 floating rate, Jul 2026	499	—	$502 4.375%, Mar 2042	487	486
$650 4.75%, Jul 2026	648	—	$625 3.95%, Oct 2042	610	609
$750 3.45%, Jan 2027	749	748	$750 4.25%, Mar 2043	737	736
$500 4.6%, Apr 2027	496	—	$1,500 5.5%, Jul 2044	1,475	—
$625 3.375%, Apr 2027	623	622	$2,000 4.75%, Jul 2045	1,976	1,975
$600 3.7%, May 2027	598	598	$750 4.2%, Jan 2047	739	739
$950 2.95%, Oct 2027	946	944	$725 4.25%, Apr 2047	718	718
$1,000 5.25%, Feb 2028	998	1,011	$950 3.75%, Oct 2047	935	935
$1,150 3.85%, Jun 2028	1,147	1,146	$1,350 4.25%, Jun 2048	1,332	1,331
$850 3.875%, Dec 2028	847	846	$1,100 4.45%, Dec 2048	1,087	1,087
$1,250 4.25%, Jan 2029	1,221	1,238	$1,250 3.7%, Aug 2049	1,237	1,236
$400 4.7%, Apr 2029	398	—	$1,250 2.9%, May 2050	1,212	1,211
$900 4%, May 2029	854	862	$2,000 3.25%, May 2051	1,972	1,972
$1,000 2.875%, Aug 2029	902	908	$2,000 4.75%, May 2052	1,966	1,966
$1,250 4.8%, Jan 2030	1,225	—	$2,000 5.875%, Feb 2053	1,968	1,968
$1,250 5.3%, Feb 2030	1,243	1,275	$2,000 5.05%, Apr 2053	1,969	1,969
$1,250 2%, May 2030	1,240	1,238	$1,750 5.375%, Apr 2054	1,729	—
$1,000 4.9%, Apr 2031	982	—	$2,750 5.625%, Jul 2054	2,724	—
$1,500 2.3%, May 2031	1,271	1,290	$1,250 3.875%, Aug 2059	1,229	1,229
$1,500 4.95%, Jan 2032	1,489	—	$1,000 3.125%, May 2060	967	966
$1,500 4.2%, May 2032	1,372	1,412	$1,000 4.95%, May 2062	981	981
$2,000 5.35%, Feb 2033	1,966	2,046	$1,500 6.05%, Feb 2063	1,466	1,466
$1,500 4.5%, Apr 2033	1,410	1,463	$1,750 5.2%, Apr 2063	1,710	1,709
$1,250 5%, Apr 2034	1,214	—	$1,100 5.5%, Apr 2064	1,085	—
$2,000 5.15%, Jul 2034	1,959	—	$1,850 5.75%, Jul 2064	1,822	—
			Total short-term borrowings and long-term debt	$76,180	$61,473
The Company’s long-term debt obligations also included $0.7 billion and $1.1 billion of other financing obligations, of which $197 million and $188 million were current as of December 31, 2024 and 2023, respectively.

Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2025	$4,548
2026	3,756
2027	3,531
2028	3,106
2029	3,656
Thereafter	59,908
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2024, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 4.4%.
The Company has $7.0 billion five-year, $7.0 billion three-year and $7.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in December 2029, December 2027 and December 2025, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2024, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on one-month term Secured Overnight Financing Rate (SOFR) plus a SOFR Adjustment of 10 basis points plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2024, annual interest rates would have ranged from 4.9% to 7.5%.
Debt Covenants
As of December 31, 2024, the Company was in compliance with the various covenants under its bank credit facilities.
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
The components of income before income taxes, based upon tax jurisdiction, for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Income before income taxes:
Domestic	$28,264	$29,210	$26,685
Foreign	(8,193)	(98)	(342)
Total income before income taxes	$20,071	$29,112	$26,343
The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Current Provision:
Federal	$3,453	$4,418	$4,842
State and local	416	716	855
Foreign	1,256	1,079	680
Total current provision	5,125	6,213	6,377
Deferred benefit	(296)	(245)	(673)
Total provision for income taxes	$4,829	$5,968	$5,704

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2024		2023		2022
Tax provision at the U.S. federal statutory rate	$4,215	21.0%	$6,114	21.0%	$5,532	21.0%
State income taxes, net of federal benefit	343	1.7	567	2.0	621	2.4
Share-based awards - excess tax benefit	(96)	(0.5)	(75)	(0.3)	(110)	(0.4)
Non-deductible compensation	171	0.9	174	0.6	150	0.6
Foreign rate differential	(369)	(1.8)	(442)	(1.5)	(265)	(1.0)
Tax effect of dispositions and other strategic transactions	1,215	6.1	(29)	(0.1)	(215)	(0.8)
Other, net	(650)	(3.3)	(341)	(1.2)	(9)	(0.1)
Provision for income taxes	$4,829	24.1%	$5,968	20.5%	$5,704	21.7%
Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2024	2023
Deferred income tax assets:
Accrued expenses and allowances	$1,055	$754
U.S. federal and state net operating loss carryforwards	442	417
Share-based compensation	189	173
Nondeductible liabilities	343	329
Non-U.S. tax loss carryforwards	21	1,061
Lease liability	846	930
Net unrealized losses on investments	669	586
Other-domestic	597	327
Other-non-U.S.	59	484
Subtotal	4,221	5,061
Less: valuation allowances	(397)	(366)
Total deferred income tax assets	3,824	4,695
Deferred income tax liabilities:
U.S. federal and state intangible assets	(4,479)	(3,712)
Non-U.S. goodwill and intangible assets	(82)	(731)
Capitalized software	(288)	(415)
Depreciation and amortization	(400)	(371)
Prepaid expenses	(374)	(326)
Outside basis in partnerships	(960)	(811)
Lease right-of-use asset	(833)	(914)
Other-non-U.S.	(28)	(436)
Total deferred income tax liabilities	(7,444)	(7,716)
Net deferred income tax liabilities	$(3,620)	$(3,021)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Substantially all of the federal net operating loss carryforwards have indefinite carryforward periods; state net operating loss carryforwards expire beginning in 2025 through 2044, with some having an indefinite carryforward period. Additionally, as of December 31, 2024, the Company has historical non-U.S. net operating loss carryforwards for which a deferred tax asset and valuation allowance of $4.1 billion are not established because realization of the loss carryforwards is remote.
As of December 31, 2024, except for subsidiaries held for sale, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of period	$3,716	$3,081	$2,310
Gross increases:
Current year tax positions	578	782	586
Prior year tax positions	10	97	206
Gross decreases:
Prior year tax positions	(121)	(212)	(21)
Statute of limitations lapses and settlements	(60)	(32)	—
Gross unrecognized tax benefits, end of period	$4,123	$3,716	$3,081
The Company believes it is reasonably possible its liability for unrecognized tax benefits will decrease in the next twelve months by $101 million as a result of audit settlements and the expiration of statutes of limitations.
The Company classifies net interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $210 million, $177 million and $64 million of net interest and penalties, respectively. The Company had $637 million and $430 million of accrued interest and penalties for uncertain tax positions as of December 31, 2024 and 2023, respectively. These amounts are not included in the reconciliation above. As of December 31, 2024, there were $2.0 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017 through 2020 tax years are under review by the IRS under its Compliance Assurance Program. The Company is no longer subject to state income tax examinations prior to the 2015 tax year. The Company is subject to examination in non-U.S. jurisdictions for years 2015 and forward.
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
For the year ended December 31, 2024, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $9.2 billion, including $2.6 billion of extraordinary dividends. For the year ended December 31, 2023, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends of $8.0 billion, including $4.9 billion of extraordinary dividends.
The Company's financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $37.8 billion as of December 31, 2024. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's financially regulated subsidiaries was approximately $20.4 billion as of December 31, 2024.
Optum Bank must meet minimum capital requirements of the FDIC under the capital adequacy rules to which it is subject. At December 31, 2024, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain restrictions. In June 2024, the Board of Directors amended the Company’s share repurchase program to authorize the repurchase of up to 35 million shares of its common stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
A summary of common share repurchases for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2024	2023
Common share repurchases, shares	17	16
Common share repurchases, average price per share	$529.85	$493.79
Common share repurchases, aggregate cost	$8,942	$8,000
Board authorized shares remaining	33	15
Dividends
In June 2024, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.40 compared to $7.52 per share, which the Company had paid since June 2023. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2024 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 19	$1.88	$1,729
June 25	2.10	1,935
September 24	2.10	1,937
December 17	2.10	1,932
11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2024, the Company had 48 million shares available for future grants of share-based awards under the 2020 Stock Incentive Plan. As of December 31, 2024, there were 16 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2024 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	21	$320
Granted	3	522
Exercised	(6)	253
Forfeited	(1)	480
Outstanding at end of period	17	370	5.6	$2,338
Exercisable at end of period	10	298	4.2	2,115
Vested and expected to vest, end of period	17	368	5.5	2,335

Restricted Shares
Restricted share activity for the year ended December 31, 2024 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4	$449
Granted	2	523
Vested	(2)	435
Nonvested at end of period	4	489
Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2024	2023	2022
Stock Options
Weighted-average grant date fair value of shares granted, per share	$138	$134	$116
Total intrinsic value of stock options exercised	1,886	1,325	1,419
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	523	493	483
Total fair value of restricted shares vested	690	803	760
Employee Stock Purchase Plan
Number of shares purchased	1	1	1
Share-Based Compensation Items
Share-based compensation expense, before tax	$1,018	$1,059	$925
Share-based compensation expense, net of tax effects	896	937	836
Income tax benefit realized from share-based award exercises	216	231	207

(in millions, except years)	December 31, 2024
Unrecognized compensation expense related to share awards	$1,099
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.6% - 4.4%	3.8% - 4.6%	1.9% - 4.3%
Expected volatility	25.5% - 30.7%	29.7% - 30.6%	30.6% - 30.8%
Expected dividend yield	1.4% - 1.5%	1.3% - 1.5%	1.2%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.6	4.6	4.7
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
Other Employee Benefit Plans
The Company offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for the years ended December 31, 2024, 2023 and 2022.
In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $2.1 billion and $1.9 billion as of December 31, 2024 and 2023, respectively.
12.    Commitments and Contingencies
Leases
Operating lease costs, including immaterial variable and short-term lease costs, were $1.4 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Cash payments made on the Company’s operating lease liabilities were $1.1 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 9.5 years and 4.7%, respectively.
As of December 31, 2024, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2025	$1,014
2026	876
2027	688
2028	568
2029	583
Thereafter	2,465
Total future minimum lease payments	6,194
Less imputed interest	(1,305)
Total	$4,889
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2024, 2023 or 2022.
Pending Acquisitions
As of December 31, 2024, the Company has entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, is approximately $4 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the IRS, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the

FDIC, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments and other non-U.S. governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS has selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. On February 14, 2017, the DOJ announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges the Company made improper risk adjustment submissions and violated the False Claims Act. On February 12, 2018, the court granted in part and denied in part the Company’s motion to dismiss. In May 2018, the DOJ moved to dismiss the Company’s counterclaims, which were filed in March 2018, and moved for partial summary judgment. In March 2019, the court denied the government’s motion for partial summary judgment and dismissed the Company’s counterclaims without prejudice. The Company cannot reasonably estimate the outcome which may result from this matter given its procedural status.
13.    Dispositions and Held for Sale
During the year ended December 31, 2024, the Company completed or initiated various business portfolio refinement and asset disposition activities. The Company recorded a loss of $7.1 billion related to the sale of its Brazil operations, of which $4.1 billion related to the impact of cumulative foreign currency translation losses previously included in accumulated other comprehensive loss, and a loss of $1.2 billion related to the reclassification of the Company’s remaining South American operations as held for sale, of which $855 million related to the impact of cumulative foreign currency translation losses.
As these losses relate to our strategic exit of South American markets and include significant losses related to foreign currency translation effects, these losses are included within loss on sale of subsidiary and subsidiaries held for sale on the Consolidated Statement of Operations. The sales of the Company’s remaining South American assets are expected to close within a year, subject to regulatory and other customary closing conditions. Assets and liabilities held for sale have been included within prepaid and other current assets and other current liabilities on the Consolidated Balance Sheet, respectively.
The assets and liabilities of the Brazil and held for sale disposal groups as of the date of the sale and as of December 31, 2024, respectively, were as follows:

(in millions)	Brazil Disposition	Businesses Held for Sale
Assets
Cash and cash equivalents	$778	$219
Accounts receivable and other current assets	515	573
Long-term investments	788	41
Property, equipment and capitalized software	1,052	641
Deferred tax assets	1,035	—
Goodwill and other intangible assets	317	413
Other long-term assets	439	231
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	—	(1,224)
Total assets	$4,924	$894
Liabilities
Medical costs payable	$701	$179
Accounts payable and other current liabilities	834	338
Other long-term liabilities	136	504
Total liabilities	$1,671	$1,021
(1)      Includes the effect of $855 million of cumulative foreign currency translation losses and $56 million of noncontrolling interests.
As a result of continued portfolio refinement, the Company sold other businesses and assets and entered into strategic transactions. These transactions resulted in total consideration received of $3.0 billion and an additional $1.9 billion of equity method investments related to the valuation of our retained interests in certain transactions. The carrying value for these transactions was $1.0 billion, primarily related to goodwill. The gains from business portfolio refinement, including strategic transactions, were recorded within operating costs in the Consolidated Statement of Operations and contributed about 80 basis points ($3.3 billion) to the operating cost ratio, nearly half ($1.4 billion) related to Optum Health with the remainder split between UnitedHealthcare ($1.1 billion) and Optum Insight ($800 million). Certain transactions also included various put and call options, which were valued at $630 million and included in other liabilities on the Consolidated Balance Sheet. As of December 31, 2024 the total estimated future obligation under these arrangements if the Company decided or was required to repurchase these interests was up to $3.4 billion.
14.    Segment Financial Information
Factors used to determine the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (CODM), which is the Chief Executive Officer, to evaluate its results of operations. Reportable segments with similar economic characteristics, products and services, customers, distribution methods and operational processes which operate in a similar regulatory environment are combined. The CODM uses consolidated expense information and segment earnings from operations to assess performance and determine allocation of resources.
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:
•UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State. The businesses share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology and consumer engagement infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for employers and individuals. UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs. UnitedHealthcare Community & State provides diversified health care benefits products and services to state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage.
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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 40%, 40% and 38% for the years ended December 31, 2024, 2023 and 2022, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 99%, 97% and 97% of consolidated total revenues for 2024, 2023 and 2022, respectively. Long-lived fixed assets located in the United States represented approximately 92% and 82% of the total long-lived fixed assets as of December 31, 2024 and 2023, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Employer & Individual’s international businesses.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2024
Revenues - unaffiliated customers:
Premiums	$286,004	$22,806	$—	$—	$—	$22,806	$—	$308,810
Products	—	277	174	49,775	—	50,226	—	50,226
Services	9,791	16,153	6,466	3,630	—	26,249	—	36,040
Total revenues - unaffiliated customers	295,795	39,236	6,640	53,405	—	99,281	—	395,076
Total revenues - affiliated customers	—	63,883	11,881	79,512	(4,389)	150,887	(150,887)	—
Investment and other income	2,413	2,239	236	314	—	2,789	—	5,202
Total revenues	$298,208	$105,358	$18,757	$133,231	$(4,389)	$252,957	$(150,887)	$400,278
Total operating costs (a)	$282,624	$97,588	$15,660	$127,395	$(4,389)	$236,254	$(150,887)	$367,991
Earnings from operations	$15,584	$7,770	$3,097	$5,836	$—	$16,703	$—	$32,287
Interest expense	—	—	—	—	—	—	(3,906)	(3,906)
Loss on sale of subsidiary and subsidiaries held for sale	(8,310)	—	—	—	—	—	—	(8,310)
Earnings before income taxes	$7,274	$7,770	$3,097	$5,836	$—	$16,703	$(3,906)	$20,071
Total assets	$119,009	$96,472	$34,452	$59,086	$—	$190,010	$(10,741)	$298,278
Purchases of property, equipment and capitalized software	781	1,008	1,291	419	—	2,718	—	3,499
Depreciation and amortization	889	1,123	1,294	793	—	3,210	—	4,099
2023
Revenues - unaffiliated customers:
Premiums	$269,052	$21,775	$—	$—	$—	$21,775	$—	$290,827
Products	—	207	162	42,214	—	42,583	—	42,583
Services	10,057	14,109	7,760	2,197	—	24,066	—	34,123
Total revenues - unaffiliated customers	279,109	36,091	7,922	44,411	—	88,424	—	367,533
Total revenues - affiliated customers	—	57,696	10,896	71,484	(3,703)	136,373	(136,373)	—
Investment and other income	2,251	1,532	114	192	—	1,838	—	4,089
Total revenues	$281,360	$95,319	$18,932	$116,087	$(3,703)	$226,635	$(136,373)	$371,622
Total operating costs (a)	$264,945	$88,759	$14,664	$110,972	$(3,703)	$210,692	$(136,373)	$339,264
Earnings from operations	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$—	$32,358
Interest expense	—	—	—	—	—	—	(3,246)	(3,246)
Earnings before income taxes	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$(3,246)	$29,112
Total assets	$110,943	$89,432	$34,173	$51,266	$—	$174,871	$(12,094)	$273,720
Purchases of property, equipment and capitalized software	866	1,199	974	347	—	2,520	—	3,386
Depreciation and amortization	989	1,058	1,229	696	—	2,983	—	3,972
2022
Revenues - unaffiliated customers:
Premiums	$238,783	$18,374	$—	$—	$—	$18,374	$—	$257,157
Products	—	72	180	37,172	—	37,424	—	37,424
Services	10,035	10,917	4,996	1,603	—	17,516	—	27,551
Total revenues - unaffiliated customers	248,818	29,363	5,176	38,775	—	73,314	—	322,132
Total revenues - affiliated customers	—	40,883	9,288	60,936	(2,760)	108,347	(108,347)	—
Investment and other income	923	928	117	62	—	1,107	—	2,030
Total revenues	$249,741	$71,174	$14,581	$99,773	$(2,760)	$182,768	$(108,347)	$324,162
Total operating costs (a)	$235,362	$65,142	$10,993	$95,337	$(2,760)	$168,712	$(108,347)	$295,727
Earnings from operations	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$—	$28,435
Interest expense	—	—	—	—	—	—	(2,092)	(2,092)
Earnings before income taxes	$14,379	$6,032	$3,588	$4,436	$—	$14,056	$(2,092)	$26,343
Total assets	$107,094	$68,950	$31,090	$47,476	$—	$147,516	$(8,905)	$245,705
Purchases of property, equipment and capitalized software	799	997	698	308	—	2,003	—	2,802
Depreciation and amortization	973	943	841	643	—	2,427	—	3,400
(a)    Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.

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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2024
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2024. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2025

ITEM 9B.     OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or under any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sets forth certain information regarding our directors as of February 27, 2025, including their name and principal occupation or employment:

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
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance” and “Proposal 1-Election of Directors” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
The information required by Item 408(b) of Regulation S-K will be included under the heading “Insider Trading Policy” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2024, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	17	$370	64	(3)
Equity compensation plans not approved by shareholders (2)	—		—
Total (2)	17	$370	64
(1)Consists of the UnitedHealth Group Incorporated 2020 Stock Incentive Plan (the “2020 Stock Incentive Plan”), as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended (the “ESPP”).
(2)Excludes 60,000 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $373 and an average remaining term of approximately 2.4 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.
(3)Includes 16 million shares of common stock available for future issuance under the ESPP as of December 31, 2024, and 48 million shares available under the 2020 Stock Incentive Plan as of December 31, 2024. Shares available under the 2020 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2024 and 2023.
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.
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
*10.2
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.3
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.4
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2024 Version) (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.5
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.6
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.7
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2024 Version) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.8
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.9
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.10
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (2023 Version) (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.11
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.12
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.13
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (2023 Version) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.14
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.15
Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.16
Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.17
Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.18
Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.19
Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty) (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.20
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended and restated in 2018 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2018)

*10.21
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.22
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.23
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, as amended and restated in 2015, for awards made after January 1, 2016 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*10.24
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.25
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 1, 2015)
*10.27
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2023 (incorporated by reference to exhibit 10.30 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.28
UnitedHealth Group Executive Savings Plan (2024 Statement) (incorporated by reference to Exhibit 10.31 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.29
Executive Long-Term Disability Program, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.28 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.30
Summary of Non-Management Director Compensation, effective as of October 1, 2022 (incorporated by reference to Exhibit 10.29 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.31
UnitedHealth Group Directors’ Compensation Deferral Plan (2023 Statement) (incorporated by reference to Exhibit 10.30 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.32
Avery Parent Holdings, Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.31 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.33
Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.34
Amended and Restated HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Registration Statement on Form S-8, SEC File Number 333-267716, filed on October 3, 2022)

*10.35
Audax Health Solutions, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File Number 333-205826, filed on February 15, 2017)

*10.36
Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.37
Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.38
Surgical Care Affiliates, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.39
Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to UnitedHealth Group Incorporated’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, SEC File Number 333-216153, filed on March 27, 2017)

*10.40	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on June 15, 2015)
*10.41	The Advisory Board Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to The Advisory Board Company’s Current Report on Form 8-K filed on November 17, 2005)
*10.42
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

*10.44
Amended and Restated Employment Agreement, effective as of February 12, 2018, between United HealthCare Services, Inc. and Brian R. Thompson (incorporated by reference to Exhibit 10.38 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021)

*10.45	Amended and Restated Employment Agreement, effective as of April 1, 2024, between United HealthCare Services, Inc. and Heather Cianfrocco

*10.46	Employment Agreement, effective as of January 9, 2017, between United HealthCare Services, Inc. and Erin McSweeney
*10.47	Amendment to Employment Agreement, effective as of March 1, 2021, between United HealthCare Services, Inc. and Erin McSweeney
*10.48	Amended and Restated Employment Agreement, effective as of June 4, 2024, between United HealthCare Services, Inc. and Christopher Zaetta
19.1	Insider Trading Policy
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
UnitedHealth Group Dodd-Frank Clawback Policy, effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and the Company’s internal control over financial reporting as of December 31, 2024, and have issued our reports thereon dated February 27, 2025; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2025

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$234	$776
Other current assets	411	570
Total current assets	645	1,346
Equity in net assets of subsidiaries	179,209	153,692
Long-term notes receivable from subsidiaries	6,062	5,693
Other assets	920	831
Total assets	$186,836	$161,562

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,501	$1,116
Short-term notes payable to subsidiaries	2,016	9,887
Short-term borrowings and current maturities of long-term debt	4,348	4,086
Total current liabilities	7,865	15,089
Long-term debt, less current maturities	71,831	57,387
Long-term notes payable to subsidiaries	14,405	—
Other liabilities	77	330
Total liabilities	94,178	72,806
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 915 and 924 issued and outstanding	9	9
Retained earnings	96,036	95,774
Accumulated other comprehensive loss	(3,387)	(7,027)
Total UnitedHealth Group shareholders’ equity	92,658	88,756
Total liabilities and shareholders’ equity	$186,836	$161,562
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Investment and other income	$368	$312	$255
Total revenues	368	312	255
Operating costs:
Operating costs	108	35	121
Interest expense	4,544	3,469	2,110
Total operating costs	4,652	3,504	2,231
Loss before income taxes	(4,284)	(3,192)	(1,976)
Benefit for income taxes	1,032	654	429
Loss of parent company	(3,252)	(2,538)	(1,547)
Equity in undistributed income of subsidiaries	17,657	24,919	21,667
Net earnings	14,405	22,381	20,120
Other comprehensive income (loss)	3,640	1,366	(3,009)
Comprehensive income	$18,045	$23,747	$17,111
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Cash flows from operating activities	$4,852	$17,443	$14,754
Investing activities
Issuances of notes to subsidiaries	(349)	(41)	(567)
Repayments of notes to subsidiaries	225	817	281
Cash paid for acquisitions and other transactions	(13,750)	(8,144)	(20,728)
Return of capital to parent company	21	639	1,424
Capital contributions to subsidiaries	—	(2,472)	(570)
Cash received from dispositions, net	2,444	624	2,787
Other, net	30	286	—
Cash flows used for investing activities	(11,379)	(8,291)	(17,373)
Financing activities
Common stock repurchases	(9,000)	(8,000)	(7,000)
Proceeds from common stock issuances	1,846	1,353	1,253
Cash dividends paid	(7,533)	(6,761)	(5,991)
(Repayments of) proceeds from short-term borrowings, net	(151)	11	732
Proceeds from issuance of long-term debt	17,811	6,394	14,819
Repayments of long-term debt	(3,000)	(2,125)	(3,015)
(Repayments of) proceeds from short-term notes from subsidiaries, net	(7,966)	1,188	594
Proceeds from long-term notes from subsidiaries	14,396	—	—
Repayments of long-term notes from subsidiaries	(28)	—	—
Other, net	(390)	(702)	(674)
Cash flows from (used for) financing activities	5,985	(8,642)	718
(Decrease) increase in cash and cash equivalents	(542)	510	(1,901)
Cash and cash equivalents, beginning of period	776	266	2,167
Cash and cash equivalents, end of period	$234	$776	$266

Supplemental cash flow disclosures
Cash paid for interest	$4,241	$3,257	$1,969
Cash paid for income taxes	2,450	4,426	4,298
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
Dividends and Capital Distributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $19.3 billion, $18.5 billion and $15.6 billion in 2024, 2023 and 2022, respectively. Additionally, $21 million, $639 million and $1.4 billion in cash were received as a return of capital to the parent company during 2024, 2023 and 2022, respectively.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $0.7 billion and $1.1 billion at December 31, 2024 and 2023.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2025	$4,350
2026	3,650
2027	3,425
2028	3,000
2029	3,550
Thereafter	59,802
UnitedHealth Group’s parent company had short-term notes payable to subsidiaries of $2.0 billion and $9.9 billion as of December 31, 2024 and 2023, respectively, which included on-demand features. UnitedHealth Group’s parent company had long-term notes payable to subsidiaries of $14.4 billion as of December 31, 2024.
4. Commitments and Contingencies
Certain subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2024, 2023 or 2022.
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
Dated: February 27, 2025

UNITEDHEALTH GROUP INCORPORATED

By	/s/ ANDREW WITTY
Andrew Witty Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW WITTY	Director and Chief Executive Officer (principal executive officer)	February 27, 2025
Andrew Witty
/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	February 27, 2025
John Rex
/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2025
Thomas Roos
*	Director	February 27, 2025
Charles Baker
*	Director	February 27, 2025
Timothy Flynn
*	Director	February 27, 2025
Paul Garcia
*	Director	February 27, 2025
Kristen Gil
*	Director	February 27, 2025
Stephen Hemsley
*	Director	February 27, 2025
Michele Hooper
*	Director	February 27, 2025
F. William McNabb III
*	Director	February 27, 2025
Valerie Montgomery Rice, M.D.
*	Director	February 27, 2025
John Noseworthy, M.D.

*By	/s/ CHRISTOPHER ZAETTA
Christopher Zaetta As Attorney-in-Fact