Form 10-Q
period 2025-03-31
UNITEDHEALTH GROUP INC
filed 2025-05-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2025, there were 907,140,441 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,717	$25,312
Short-term investments	3,574	3,801
Accounts receivable, net	26,936	22,365
Other current receivables, net	26,022	26,089
Prepaid expenses and other current assets	9,036	8,212
Total current assets	96,285	85,779
Long-term investments	51,863	52,354
Property, equipment and capitalized software, net	10,734	10,553
Goodwill	107,566	106,734
Other intangible assets, net	22,947	23,268
Other assets	20,395	19,590
Total assets	$309,790	$298,278
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$37,136	$34,224
Accounts payable and accrued liabilities	33,566	34,337
Short-term borrowings and current maturities of long-term debt	9,986	4,545
Unearned revenues	3,296	3,317
Other current liabilities	29,487	27,346
Total current liabilities	113,471	103,769
Long-term debt, less current maturities	71,285	72,359
Deferred income taxes	3,902	3,620
Other liabilities	15,963	15,939
Total liabilities	204,621	195,687
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	4,358	4,323
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 910 and 915 issued and outstanding	9	9
Retained earnings	97,934	96,036
Accumulated other comprehensive loss	(2,905)	(3,387)
Nonredeemable noncontrolling interests	5,773	5,610
Total equity	100,811	98,268
Total liabilities, redeemable noncontrolling interests and equity	$309,790	$298,278
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenues:
Premiums	$86,534	$77,988
Products	13,036	11,909
Services	8,972	8,888
Investment and other income	1,033	1,011
Total revenues	109,575	99,796
Operating costs:
Medical costs	73,411	65,735
Operating costs	13,594	14,077
Cost of products sold	12,390	11,056
Depreciation and amortization	1,061	997
Total operating costs	100,456	91,865
Earnings from operations	9,119	7,931
Interest expense	(998)	(844)
Loss on sale of subsidiary and subsidiaries held for sale	(15)	(7,086)
Earnings before income taxes	8,106	1
Provision for income taxes	(1,632)	(1,222)
Net earnings (loss)	6,474	(1,221)
Earnings attributable to noncontrolling interests	(182)	(188)
Net earnings (loss) attributable to UnitedHealth Group common shareholders	$6,292	$(1,409)
Earnings (loss) per share attributable to UnitedHealth Group common shareholders:
Basic	$6.90	$(1.53)
Diluted	$6.85	$(1.53)
Basic weighted-average number of common shares outstanding	912	922
Dilutive effect of common share equivalents	6	—
Diluted weighted-average number of common shares outstanding	918	922
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	15
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net earnings (loss)	$6,474	$(1,221)
Other comprehensive income:
Gross unrealized gains (losses) on investment securities during the period	521	(290)
Income tax effect	(119)	68
Total unrealized gains (losses), net of tax	402	(222)
Gross reclassification adjustment for net realized gains included in net earnings	(10)	(32)
Income tax effect	2	7
Total reclassification adjustment, net of tax	(8)	(25)
Foreign currency translation gains (losses)	88	(293)
Reclassification adjustment for translation losses included in net earnings (loss)	—	4,128
Total foreign currency translation gains	88	3,835
Other comprehensive income	482	3,588
Comprehensive income	6,956	2,367
Comprehensive income attributable to noncontrolling interests	(182)	(188)
Comprehensive income attributable to UnitedHealth Group common shareholders	$6,774	$2,179
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				6,292			148	6,440
Other comprehensive income					394	88		482
Issuances of common stock, and related tax effects	1	—	183					183
Share-based compensation			362					362
Common share repurchases	(6)	—	(540)	(2,482)				(3,022)
Cash dividends paid on common shares ($2.10 per share)				(1,912)				(1,912)
Redeemable noncontrolling interests fair value and other adjustments			(5)					(5)
Acquisition and other adjustments of nonredeemable noncontrolling interests							194	194
Distribution to nonredeemable noncontrolling interests							(179)	(179)
Balance at March 31, 2025	910	9	—	97,934	(1,832)	(1,073)	5,773	100,811

Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net (loss) earnings				(1,409)			149	(1,260)
Other comprehensive (loss) income					(247)	3,835		3,588
Issuances of common stock, and related tax effects	2	—	242					242
Share-based compensation			352					352
Common share repurchases	(6)	—	(574)	(2,518)				(3,092)
Cash dividends paid on common shares ($1.88 per share)				(1,729)				(1,729)
Redeemable noncontrolling interests fair value and other adjustments			(20)					(20)
Acquisition and other adjustments of nonredeemable noncontrolling interests							19	19
Distribution to nonredeemable noncontrolling interests							(151)	(151)
Balance at March 31, 2024	920	$9	$—	$90,118	$(2,218)	$(1,221)	$5,682	$92,370
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net earnings (loss)	$6,474	$(1,221)
Noncash items:
Depreciation and amortization	1,061	997
Deferred income taxes	64	(27)
Share-based compensation	375	372
Loss on sale of subsidiary and subsidiaries held for sale	15	7,086
Other, net	97	179
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	(4,462)	(6,162)
Other assets	(544)	(1,927)
Medical costs payable	2,993	2,069
Accounts payable and other liabilities	(607)	(231)
Unearned revenues	(10)	9
Cash flows from operating activities	5,456	1,144
Investing activities
Purchases of investments	(4,135)	(4,798)
Sales of investments	3,185	2,976
Maturities of investments	2,167	2,314
Cash paid for acquisitions and other transactions, net of cash assumed	(702)	(3,006)
Purchases of property, equipment and capitalized software	(898)	(743)
Loans to care providers - cyberattack	—	(2,164)
Repayments of care provider loans - cyberattack	891	—
Other, net	(582)	(919)
Cash flows used for investing activities	(74)	(6,340)
Financing activities
Common share repurchases	(3,000)	(3,072)
Cash dividends paid	(1,912)	(1,729)
Proceeds from common stock issuances	360	486
Repayments of long-term debt	—	(750)
Proceeds from short-term borrowings, net	3,911	6,189
Proceeds from issuance of long-term debt	—	5,925
Customer funds administered	1,245	1,745
Other, net	(505)	(563)
Cash flows from financing activities	99	8,231
Effect of exchange rate changes on cash and cash equivalents	15	(48)
Increase in cash and cash equivalents, including cash within businesses held for sale	5,496	2,987
Less: net increase in cash within businesses held for sale	(91)	—
Net increase in cash and cash equivalents	5,405	2,987
Cash and cash equivalents, beginning of period	25,312	25,427
Cash and cash equivalents, end of period	$30,717	$28,414
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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC (2024 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenues - Products and Services
As of March 31, 2025 and December 31, 2024, accounts receivable related to products and services were $11.7 billion and $9.9 billion, respectively. As of March 31, 2025, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $12.4 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,276	$1	$(212)	$4,065
State and municipal obligations	7,110	4	(367)	6,747
Corporate obligations	24,097	65	(924)	23,238
U.S. agency mortgage-backed securities	10,410	5	(812)	9,603
Non-U.S. agency mortgage-backed securities	2,939	3	(148)	2,794
Total debt securities - available-for-sale	48,832	78	(2,463)	46,447
Debt securities - held-to-maturity:
U.S. government and agency obligations	447	1	(1)	447
State and municipal obligations	27	—	(3)	24
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	492	1	(4)	489
Total debt securities	$49,324	$79	$(2,467)	$46,936
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,600	$1	$(274)	$4,327
State and municipal obligations	7,357	2	(375)	6,984
Corporate obligations	24,391	56	(1,140)	23,307
U.S. agency mortgage-backed securities	10,577	1	(994)	9,584
Non-U.S. agency mortgage-backed securities	2,890	2	(175)	2,717
Total debt securities - available-for-sale	49,815	62	(2,958)	46,919
Debt securities - held-to-maturity:
U.S. government and agency obligations	444	—	(2)	442
State and municipal obligations	28	—	(2)	26
Corporate obligations	40	—	—	40
Total debt securities - held-to-maturity	512	—	(4)	508
Total debt securities	$50,327	$62	$(2,962)	$47,427
The Company held $5.1 billion and $4.9 billion of equity securities as of March 31, 2025 and December 31, 2024, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $3.4 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of March 31, 2025 and December 31, 2024, respectively. The allowance for credit losses on held-to-maturity securities at March 31, 2025 and December 31, 2024 was not material.

The amortized cost and fair value of debt securities as of March 31, 2025, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,693	$3,670	$341	$341
Due after one year through five years	14,251	13,885	120	121
Due after five years through ten years	12,248	11,536	14	13
Due after ten years	5,291	4,959	17	14
U.S. agency mortgage-backed securities	10,410	9,603	—	—
Non-U.S. agency mortgage-backed securities	2,939	2,794	—	—
Total debt securities	$48,832	$46,447	$492	$489
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,540	$(28)	$1,944	$(184)	$3,484	$(212)
State and municipal obligations	2,111	(67)	4,150	(300)	6,261	(367)
Corporate obligations	6,855	(146)	10,705	(778)	17,560	(924)
U.S. agency mortgage-backed securities	4,032	(114)	4,660	(698)	8,692	(812)
Non-U.S. agency mortgage-backed securities	557	(4)	1,745	(144)	2,302	(148)
Total debt securities - available-for-sale	$15,095	$(359)	$23,204	$(2,104)	$38,299	$(2,463)
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,475	$(51)	$2,152	$(223)	$3,627	$(274)
State and municipal obligations	2,593	(58)	4,085	(317)	6,678	(375)
Corporate obligations	7,402	(213)	11,449	(927)	18,851	(1,140)
U.S. agency mortgage-backed securities	4,791	(191)	4,674	(803)	9,465	(994)
Non-U.S. agency mortgage-backed securities	416	(5)	1,863	(170)	2,279	(175)
Total debt securities - available-for-sale	$16,677	$(518)	$24,223	$(2,440)	$40,900	$(2,958)
The Company’s unrealized losses from debt securities as of March 31, 2025 were generated from approximately 32,000 positions out of a total of 42,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of March 31, 2025, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2025 and December 31, 2024 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2025
Cash and cash equivalents	$30,183	$534	$—	$30,717
Debt securities - available-for-sale:
U.S. government and agency obligations	3,936	129	—	4,065
State and municipal obligations	—	6,747	—	6,747
Corporate obligations	30	22,730	478	23,238
U.S. agency mortgage-backed securities	—	9,603	—	9,603
Non-U.S. agency mortgage-backed securities	—	2,794	—	2,794
Total debt securities - available-for-sale	3,966	42,003	478	46,447
Equity securities	1,708	213	215	2,136
Total assets at fair value	$35,857	$42,750	$693	$79,300
Percentage of total assets at fair value	45%	54%	1%	100%
December 31, 2024
Cash and cash equivalents	$25,248	$64	$—	$25,312
Debt securities - available-for-sale:
U.S. government and agency obligations	4,194	133	—	4,327
State and municipal obligations	—	6,984	—	6,984
Corporate obligations	29	22,841	437	23,307
U.S. agency mortgage-backed securities	—	9,584	—	9,584
Non-U.S. agency mortgage-backed securities	—	2,717	—	2,717
Total debt securities - available-for-sale	4,223	42,259	437	46,919
Equity securities	1,859	24	65	1,948
Total assets at fair value	$31,330	$42,347	$502	$74,179
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2025 or 2024.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2025
Debt securities - held-to-maturity	$464	$25	$—	$489	$492
Long-term debt and other financing obligations	$—	$71,337	$—	$71,337	$76,036
December 31, 2024
Debt securities - held-to-maturity	$482	$26	$—	$508	$512
Long-term debt and other financing obligations	$—	$70,565	$—	$70,565	$75,604
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within our South American operations held for sale as of March 31, 2025 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information and market conditions. There were no significant fair value adjustments for assets and liabilities recorded during the three months ended March 31, 2025 or 2024.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2025	2024
Medical costs payable, beginning of period	$34,224	$32,395
Acquisitions (dispositions), net	—	(687)
Reported medical costs:
Current year	73,731	66,045
Prior years	(320)	(310)
Total reported medical costs	73,411	65,735
Medical payments:
Payments for current year	(43,827)	(38,652)
Payments for prior years	(26,669)	(24,759)
Total medical payments	(70,496)	(63,411)
Less: increase in medical costs payable included within businesses held for sale	(3)	—
Medical costs payable, end of period	$37,136	$34,032
For the three months ended March 31, 2025 and 2024, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $25.9 billion and $23.7 billion at March 31, 2025 and December 31, 2024, respectively.
5.    Short-Term Borrowings and Long-Term Debt
As of March 31, 2025, the Company had $5.2 billion of commercial paper outstanding, with a weighted-average annual interest rate of 4.4%.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.

6.    Commitments and Contingencies
Pending Acquisitions
As of March 31, 2025, the Company had entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, was approximately $4 billion.
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
On February 14, 2017, the DOJ announced its decision to pursue certain claims within a lawsuit initially asserted against the Company and filed under seal by a whistleblower in 2011. The whistleblower’s complaint, which was unsealed on February 15, 2017, alleges the Company made improper risk adjustment submissions and violated the False Claims Act. In March 2025, a Special Master appointed by the court issued a report recommending that the court enter summary judgment in the Company’s favor on all remaining claims. In April 2025, the DOJ filed a motion asking the court to reject the Special Master’s report. The Company cannot reasonably estimate the outcome which may result from this matter given its procedural status.

7.    Held for Sale
The Company’s planned sales of its remaining South American operations are expected to close within the year, subject to regulatory and other customary closing conditions. Assets and liabilities held for sale have been included within prepaid expenses and other current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.
The assets and liabilities of the held for sale disposal groups as of March 31, 2025, were as follows:

(in millions)	Businesses Held for Sale
Assets
Cash and cash equivalents	$310
Accounts receivable and other current assets	637
Property, equipment and capitalized software	690
Goodwill and other intangible assets	440
Other long-term assets	287
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,272)
Total assets	$1,092
Liabilities
Medical costs payable	$182
Accounts payable and other current liabilities	459
Other long-term liabilities	411
Total liabilities	$1,052
(1)      Includes the effect of $849 million of cumulative foreign currency translation losses and $50 million of noncontrolling interests.

8.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenues - unaffiliated customers:
Premiums	$81,513	$5,021	$—	$—	$—	$5,021	$—	$86,534
Products	—	65	44	12,927	—	13,036	—	13,036
Services	2,576	3,874	1,501	1,021	—	6,396	—	8,972
Total revenues - unaffiliated customers	84,089	8,960	1,545	13,948	—	24,453	—	108,542
Total revenues - affiliated customers	—	15,914	3,062	21,137	(1,186)	38,927	(38,927)	—
Investment and other income	528	435	23	47	—	505	—	1,033
Total revenues	$84,617	$25,309	$4,630	$35,132	$(1,186)	$63,885	$(38,927)	$109,575
Total operating costs (a)	$79,391	$23,695	$3,669	$33,814	$(1,186)	$59,992	$(38,927)	$100,456
Earnings from operations	$5,226	$1,614	$961	$1,318	$—	$3,893	$—	$9,119
Interest expense	—	—	—	—	—	—	(998)	(998)
Loss on sale of subsidiary and subsidiaries held for sale	(15)	—	—	—	—	—	—	(15)
Earnings before income taxes	$5,211	$1,614	$961	$1,318	$—	$3,893	$(998)	$8,106
Total assets	$131,902	$97,722	$34,470	$60,379	$—	$192,571	$(14,683)	$309,790
Purchases of property, equipment and capitalized software	196	279	338	85	—	702	—	898
Depreciation and Amortization	219	287	344	211	—	842	—	1,061
Three Months Ended March 31, 2024
Revenues - unaffiliated customers:
Premiums	$72,293	$5,695	$—	$—	$—	$5,695	$—	$77,988
Products	—	59	41	11,809	—	11,909	—	11,909
Services	2,529	3,970	1,702	687	—	6,359	—	8,888
Total revenues - unaffiliated customers	74,822	9,724	1,743	12,496	—	23,963	—	98,785
Total revenues - affiliated customers	—	16,617	2,731	18,281	(1,016)	36,613	(36,613)	—
Investment and other income	535	390	28	58	—	476	—	1,011
Total revenues	$75,357	$26,731	$4,502	$30,835	$(1,016)	$61,052	$(36,613)	$99,796
Total operating costs (a)	$70,962	$24,832	$4,012	$29,688	$(1,016)	$57,516	$(36,613)	$91,865
Earnings from operations	$4,395	$1,899	$490	$1,147	$—	$3,536	$—	$7,931
Interest expense	—	—	—	—	—	—	(844)	(844)
Loss on sale of subsidiary and subsidiaries held for sale	(7,086)	—	—	—	—	—	—	(7,086)
Earnings before income taxes	$(2,691)	$1,899	$490	$1,147	$—	$3,536	$(844)	$1
Total assets	$112,840	$94,861	$34,220	$55,291	$—	$184,372	$(13,002)	$284,210
Purchases of property, equipment and capitalized software	183	238	245	77	—	560	—	743
Depreciation and Amortization	235	272	310	180	—	762	—	997
(a)     Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2024 10-K, including the Consolidated Financial Statements and Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2024 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K and additional information on our segments can be found in this Item 2 and in Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Business Trends
Our businesses participate primarily in the United States health markets. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including medical care patterns, the mix and health status of people served, inflation and labor market dynamics. We frequently evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio thresholds and similar revenue adjustments. We will continue seeking to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties” and we have observed increased care patterns as discussed below in “Medical Cost Trends,” which may impact pricing and benefit design in future periods.

The Medicaid redetermination process has caused a timing mismatch between the health status of people served through Medicaid and state rate updates. While the updated rates in 2025 more closely align with underlying member acuity, the funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. We have observed increased care patterns, more notably related to physician and outpatient care for seniors served through Medicare Advantage, that are above what we expected and contemplated in our benefits design. These elevated care patterns may continue in future periods. Additionally, the Inflation Reduction Act (IRA) altered the Medicare Part D model and benefits, shifting more risk to plans, which results in both increased premiums and medical costs. The IRA also changed the quarterly relationship of medical costs to premiums, altering the seasonal progression and creating a more consistent relationship between medical costs and premiums throughout the year. We endeavor to mitigate medical cost increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend, with the Final Notice for 2026 beginning to approach the industry forward medical cost trend. The compounding impact of the previous multi-year rate shortfalls creates sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have and will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2025 year-over-year operating comparisons to first quarter 2024 and other financial results.
•Consolidated revenues grew 10%, UnitedHealthcare revenues grew 12% and Optum revenues grew 5%.
•UnitedHealthcare served 945,000 more people, driven by growth in commercial offerings and Medicare Advantage.
•Consolidated earnings from operations of $9.1 billion compared to $7.9 billion last year, with 2024 impacted by the Change Healthcare cyberattack.
•Diluted earnings per common share was $6.85.
•Cash flows from operations for the three months ended March 31, 2025 were $5.5 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/ (Decrease)
	2025	2024	2025 vs. 2024
Revenues:
Premiums	$86,534	$77,988	$8,546	11%
Products	13,036	11,909	1,127	9
Services	8,972	8,888	84	1
Investment and other income	1,033	1,011	22	2
Total revenues	109,575	99,796	9,779	10
Operating costs:
Medical costs	73,411	65,735	7,676	12
Operating costs	13,594	14,077	(483)	(3)
Cost of products sold	12,390	11,056	1,334	12
Depreciation and amortization	1,061	997	64	6
Total operating costs	100,456	91,865	8,591	9
Earnings from operations	9,119	7,931	1,188	15
Interest expense	(998)	(844)	(154)	18
Loss on sale of subsidiary and subsidiaries held for sale	(15)	(7,086)	7,071	nm
Earnings before income taxes	8,106	1	8,105	nm
Provision for income taxes	(1,632)	(1,222)	(410)	34
Net earnings (loss)	6,474	(1,221)	7,695	nm
Earnings attributable to noncontrolling interests	(182)	(188)	6	(3)
Net earnings (loss) attributable to UnitedHealth Group common shareholders	$6,292	$(1,409)	$7,701	nm
Diluted earnings (loss) per share attributable to UnitedHealth Group common shareholders	$6.85	$(1.53)	$8.38
Medical care ratio (a)	84.8%	84.3%	0.5%
Operating cost ratio	12.4	14.1	(1.7)
Operating margin	8.3	7.9	0.4
Tax rate	20.1	nm	nm
Net earnings margin (b)	5.7	(1.4)	7.1
Return on equity (c)	26.8%	nm	nm
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
2025 RESULTS OF OPERATIONS COMPARED TO 2024 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth across our UnitedHealthcare domestic offerings and Optum Rx and pricing trends.
Medical Costs and MCR
Medical costs increased primarily due to growth in people served through Medicare Advantage, domestic commercial offerings and those with higher acuity needs; the IRA-driven impacts on Medicare Part D plans and elevated care patterns. The MCR increased as a result of the revenue effects of the Medicare funding reductions, the member profile of newly added patients under value-based care arrangements and elevated care patterns for seniors served through Medicare Advantage, partially offset by the seasonal impacts of the IRA on Medicare Part D and the incremental medical costs for accommodations made to care providers as a results of the Change Healthcare cyberattack incurred in 2024.

Operating Cost Ratio
The operating cost ratio decreased primarily due to operating cost management; revenue impacts of government programs, including the IRA-driven impacts on Medicare Part D plans; and our direct response efforts to the Change Healthcare cyberattack incurred in 2024, partially offset by investments to support future growth.
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
The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024
Revenues
UnitedHealthcare	$84,617	$75,357	$9,260	12%
Optum Health	25,309	26,731	(1,422)	(5)
Optum Insight	4,630	4,502	128	3
Optum Rx	35,132	30,835	4,297	14
Optum eliminations	(1,186)	(1,016)	(170)	17
Optum	63,885	61,052	2,833	5
Eliminations	(38,927)	(36,613)	(2,314)	6
Consolidated revenues	$109,575	$99,796	$9,779	10%
Earnings from operations
UnitedHealthcare	$5,226	$4,395	$831	19%
Optum Health	1,614	1,899	(285)	(15)
Optum Insight	961	490	471	96
Optum Rx	1,318	1,147	171	15
Optum	3,893	3,536	357	10
Consolidated earnings from operations	$9,119	$7,931	$1,188	15%
Operating margin
UnitedHealthcare	6.2%	5.8%	0.4%
Optum Health	6.4	7.1	(0.7)
Optum Insight	20.8	10.9	9.9
Optum Rx	3.8	3.7	0.1
Optum	6.1	5.8	0.3
Consolidated operating margin	8.3%	7.9%	0.4%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024
UnitedHealthcare Employer & Individual - Domestic	$19,066	$17,839	$1,227	7%
UnitedHealthcare Employer & Individual - Global	782	1,532	(750)	(49)
UnitedHealthcare Employer & Individual - Total	19,848	19,371	477	2
UnitedHealthcare Medicare & Retirement	41,705	35,486	6,219	18
UnitedHealthcare Community & State	23,064	20,500	2,564	13
Total UnitedHealthcare revenues	$84,617	$75,357	$9,260	12%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2025	2024	2025 vs. 2024
Commercial:
Risk-based	8,410	8,545	(135)	(2)%
Fee-based	21,590	20,870	720	3
Total Commercial	30,000	29,415	585	2
Medicare Advantage	8,245	7,760	485	6
Medicaid	7,570	7,680	(110)	(1)
Medicare Supplement (Standardized)	4,310	4,325	(15)	—
Total Community and Senior	20,125	19,765	360	2
Total UnitedHealthcare - Medical	50,125	49,180	945	2
Supplemental Data:
Medicare Part D stand-alone	2,835	3,085	(250)	(8)%
South American businesses held for sale	1,160	2,295	(1,135)	(49)%
UnitedHealthcare’s revenues increased due to growth in the number of people served through Medicare Advantage, fee-based commercial offerings and those with higher acuity needs and the IRA-driven impacts on Medicare Part D plans, partially offset by decreased people served through risk-based commercial offerings and Medicaid redeterminations throughout 2024. Earnings from operations increased primarily due to growth in people served in Medicare Advantage, the seasonal impact of the IRA on Medicare Part D and the incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack incurred in 2024, partially offset by the impacts of Medicare Advantage funding reductions and elevated care patterns for seniors served through Medicare Advantage.
Optum
Total revenues increased primarily due to growth at Optum Rx, partially offset by Optum Health. Earnings from operations increased due to the impacts of the Change Healthcare cyberattack incurred in 2024 and growth at Optum Rx. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to the conversion of risk-based contracts, Medicare Advantage funding reductions and the profile of members served, partially offset by growth in patients served under value-based arrangements. Earnings from operations decreased due to Medicare Advantage funding reductions, the member profile of newly added patients under value-based care arrangements and elevated care patterns for seniors served through Medicare Advantage, partially offset by cost management initiatives and the incremental medical costs for accommodations to support care providers as a result of the Change Cyberattack incurred in 2024. Optum Health served approximately 99 million people and 104 million people as of March 31, 2025 and March 31, 2024, respectively.
Optum Insight
Revenues at Optum Insight increased due to decreased business disruption impacts related to the Change Healthcare cyberattack. Earnings from operations at Optum Insight increased due to decreased business disruption impacts and direct response costs related to the Change Healthcare cyberattack.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations also increased due to operating cost efficiencies. Optum Rx fulfilled 408 million and 395 million adjusted scripts in the first quarters of 2025 and 2024, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2025	2024	2025 vs. 2024
Sources of cash:
Cash provided by operating activities	$5,456	$1,144	$4,312
Issuances of short-term borrowings and long-term debt, net of repayments	3,911	11,364	(7,453)
Proceeds from common stock issuances	360	486	(126)
Customer funds administered	1,245	1,745	(500)
Sales and maturities of investments, net of purchases	1,217	492	725
Repayments of care provider loans - cyberattack	891	—	891
Total sources of cash	13,080	15,231	(2,151)
Uses of cash:
Common stock repurchases	(3,000)	(3,072)	72
Cash paid for acquisitions and other transactions, net of cash assumed	(702)	(3,006)	2,304
Purchases of property, equipment and capitalized software	(898)	(743)	(155)
Cash dividends paid	(1,912)	(1,729)	(183)
Loans to care providers - cyberattack	—	(2,164)	2,164
Other	(1,087)	(1,482)	395
Total uses of cash	(7,599)	(12,196)	4,597
Effect of exchange rate changes on cash and cash equivalents	15	(48)	63
Increase in cash and cash equivalents, including cash within businesses held for sale	$5,496	$2,987	$2,509
Less: net increase in cash within businesses held for sale	(91)	—	(91)
Net increase in cash and cash equivalents	$5,405	$2,987	$2,418
2025 Cash Flows Compared to 2024 Cash Flows
Increased cash flows provided by operating activities were driven by changes in working capital accounts, the seasonal impact of the IRA on Medicare Part D and the impacts of the Change Healthcare cyberattack incurred in 2024. Other significant changes in sources or uses of cash year-over-year included net repayments of loans to care providers in response to the Change Healthcare cyberattack, decreased cash paid for acquisitions and increased net sales and maturities of investments, offset by decreased net issuances of short-term borrowings and long-term debt and decreased customer funds administered.
Financial Condition
As of March 31, 2025, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $79.1 billion included approximately $30.7 billion of cash and cash equivalents (of which $1.5 billion was available for general corporate use), $46.4 billion of debt securities and $1.9 billion of investments in marketable equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.2 years and a weighted-average credit rating of “Double A” as of March 31, 2025. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2024 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. During the three months ended March 31, 2025, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.

Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2024 10-K.
As of March 31, 2025, we were in compliance with the various covenants under our bank credit facilities.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2024 10-K.
Credit Ratings. Our credit ratings as of March 31, 2025 were as follows:

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
Share Repurchase Program. During the three months ended March 31, 2025, we repurchased approximately 6.0 million shares at an average price of $503.72 per share. As of March 31, 2025, we had Board of Directors’ authorization to purchase up to 27 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. Our quarterly cash dividend to shareholders reflects an annual rate of $8.40.
Pending Acquisitions. As of March 31, 2025, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, was approximately $4 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2024 10-K.
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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2024 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2024 10-K.

FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal action relating to the risk adjustment submission matter; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to complete, manage or integrate strategic transactions; risk and uncertainties associated with the sale of our remaining operations in South America; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2025 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2025
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$777	$645	$(4,142)	$(8,978)
1	389	322	(2,117)	(4,896)
(1)	(389)	(305)	2,169	5,927
(2)	(777)	(610)	4,350	13,169
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2024 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2024 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2024 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2025

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2025	2.2	$525.07	2.2	30.9
February 28, 2025	2.9	493.53	2.9	28.0
March 31, 2025	0.9	483.99	0.9	27.1
Total	6.0	$503.72	6.0
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

ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ ANDREW WITTY	Chief Executive Officer (principal executive officer)	Dated:	May 6, 2025
Andrew Witty

/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	Dated:	May 6, 2025
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 6, 2025
Thomas Roos