Form 10-Q
period 2025-06-30
UNITEDHEALTH GROUP INC
filed 2025-08-11
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2025, there were 905,673,625 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,596	$25,312
Short-term investments	3,424	3,801
Accounts receivable, net	24,142	22,365
Other current receivables, net	28,582	26,089
Prepaid expenses and other current assets	8,955	8,212
Total current assets	93,699	85,779
Long-term investments	52,466	52,354
Property, equipment and capitalized software, net	10,923	10,553
Goodwill	107,677	106,734
Other intangible assets, net	22,510	23,268
Other assets	21,298	19,590
Total assets	$308,573	$298,278
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$38,427	$34,224
Accounts payable and accrued liabilities	34,330	34,337
Short-term borrowings and current maturities of long-term debt	5,698	4,545
Unearned revenues	3,032	3,317
Other current liabilities	29,294	27,346
Total current liabilities	110,781	103,769
Long-term debt, less current maturities	73,495	72,359
Deferred income taxes	3,804	3,620
Other liabilities	15,709	15,939
Total liabilities	203,789	195,687
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,315	4,323
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 905 and 915 issued and outstanding	9	9
Retained earnings	97,250	96,036
Accumulated other comprehensive loss	(2,535)	(3,387)
Nonredeemable noncontrolling interests	5,745	5,610
Total equity	100,469	98,268
Total liabilities, redeemable noncontrolling interests and equity	$308,573	$298,278
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues:
Premiums	$87,905	$76,897	$174,439	$154,885
Products	13,564	12,211	26,600	24,120
Services	9,039	8,750	18,011	17,638
Investment and other income	1,108	997	2,141	2,008
Total revenues	111,616	98,855	221,191	198,651
Operating costs:
Medical costs	78,585	65,458	151,996	131,193
Operating costs	13,778	13,162	27,372	27,239
Cost of products sold	13,019	11,340	25,409	22,396
Depreciation and amortization	1,084	1,020	2,145	2,017
Total operating costs	106,466	90,980	206,922	182,845
Earnings from operations	5,150	7,875	14,269	15,806
Interest expense	(1,027)	(985)	(2,025)	(1,829)
Loss on sale of subsidiary and subsidiaries held for sale	(41)	(1,225)	(56)	(8,311)
Earnings before income taxes	4,082	5,665	12,188	5,666
Provision for income taxes	(510)	(1,244)	(2,142)	(2,466)
Net earnings	3,572	4,421	10,046	3,200
Earnings attributable to noncontrolling interests	(166)	(205)	(348)	(393)
Net earnings attributable to UnitedHealth Group common shareholders	$3,406	$4,216	$9,698	$2,807
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$3.76	$4.58	$10.66	$3.05
Diluted	$3.74	$4.54	$10.61	$3.02
Basic weighted-average number of common shares outstanding	907	921	910	921
Dilutive effect of common share equivalents	3	7	4	8
Diluted weighted-average number of common shares outstanding	910	928	914	929
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	13	8	10	7
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings	$3,572	$4,421	$10,046	$3,200
Other comprehensive income:
Gross unrealized gains (losses) on investment securities during the period	327	(75)	848	(365)
Income tax effect	(75)	17	(194)	85
Total unrealized gains (losses), net of tax	252	(58)	654	(280)
Gross reclassification adjustment for net realized gains included in net earnings	(17)	(26)	(27)	(58)
Income tax effect	4	6	6	13
Total reclassification adjustment, net of tax	(13)	(20)	(21)	(45)
Foreign currency translation gains (losses)	131	8	219	(285)
Reclassification adjustment for translation losses included in net earnings	—	86	—	4,214
Total foreign currency translation gains	131	94	219	3,929
Other comprehensive income	370	16	852	3,604
Comprehensive income	3,942	4,437	10,898	6,804
Comprehensive income attributable to noncontrolling interests	(166)	(205)	(348)	(393)
Comprehensive income attributable to UnitedHealth Group common shareholders	$3,776	$4,232	$10,550	$6,411
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2025	910	$9	$—	$97,934	$(1,832)	$(1,073)	$5,773	$100,811
Net earnings				3,406			149	3,555
Other comprehensive income					239	131		370
Issuances of common stock, and related tax effects	1	—	196					196
Share-based compensation			229					229
Common share repurchases	(6)	—	(415)	(2,090)				(2,505)
Cash dividends paid on common shares ($2.21 per share)				(2,000)				(2,000)
Redeemable noncontrolling interests fair value and other adjustments			(10)					(10)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(19)	(19)
Distribution to nonredeemable noncontrolling interests							(158)	(158)
Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469

Balance at March 31, 2024	920	$9	$—	$90,118	$(2,218)	$(1,221)	$5,682	$92,370
Net earnings				4,216			158	4,374
Other comprehensive (loss) income					(78)	94		16
Issuances of common stock, and related tax effects	1	—	196					196
Share-based compensation			210					210
Common share repurchases	—	—	3	1				4
Cash dividends paid on common shares ($2.10 per share)				(1,935)				(1,935)
Redeemable noncontrolling interests fair value and other adjustments			(36)					(36)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(338)	(338)
Distribution to nonredeemable noncontrolling interests							(185)	(185)
Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				9,698			297	9,995
Other comprehensive income					633	219		852
Issuances of common stock, and related tax effects	2	—	379					379
Share-based compensation			591					591
Common share repurchases	(12)	—	(955)	(4,572)				(5,527)
Cash dividends paid on common shares ($4.31 per share)				(3,912)				(3,912)
Redeemable noncontrolling interests fair value and other adjustments			(15)					(15)
Acquisition and other adjustments of nonredeemable noncontrolling interests							175	175
Distribution to nonredeemable noncontrolling interests							(337)	(337)
Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469

Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net earnings				2,807			307	3,114
Other comprehensive (loss) income					(325)	3,929		3,604
Issuances of common stock, and related tax effects	3	—	438					438
Share-based compensation			562					562
Common share repurchases	(6)	—	(571)	(2,517)				(3,088)
Cash dividends paid on common shares ($3.98 per share)				(3,664)				(3,664)
Redeemable noncontrolling interests fair value and other adjustments			(56)					(56)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(319)	(319)
Distribution to nonredeemable noncontrolling interests							(336)	(336)
Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities
Net earnings	$10,046	$3,200
Noncash items:
Depreciation and amortization	2,145	2,017
Deferred income taxes	(87)	(358)
Share-based compensation	572	594
Loss on sale of subsidiary and subsidiaries held for sale	56	8,311
Other, net	127	459
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	(1,681)	(2,471)
Other assets	(2,143)	(4,121)
Medical costs payable	4,371	777
Accounts payable and other liabilities	(480)	36
Unearned revenues	(282)	(554)
Cash flows from operating activities	12,644	7,890
Investing activities
Purchases of investments	(8,180)	(10,130)
Sales of investments	5,181	5,288
Maturities of investments	4,326	4,621
Cash paid for acquisitions and other transactions, net of cash assumed	(734)	(3,031)
Purchases of property, equipment and capitalized software	(1,784)	(1,596)
Loans to care providers - cyberattack	—	(8,100)
Repayments of care provider loans - cyberattack	1,293	604
Other, net	(1,618)	(1,413)
Cash flows used for investing activities	(1,516)	(13,757)
Financing activities
Common share repurchases	(5,545)	(3,072)
Cash dividends paid	(3,912)	(3,664)
Proceeds from common stock issuances	581	744
Repayments of long-term debt	—	(1,750)
(Repayments of) proceeds from short-term borrowings, net	(1,403)	8,615
Proceeds from issuance of long-term debt	2,969	5,925
Customer funds administered	(25)	990
Other, net	(513)	(753)
Cash flows (used for) from financing activities	(7,848)	7,035
Effect of exchange rate changes on cash and cash equivalents	29	(44)
Increase in cash and cash equivalents, including cash within businesses held for sale	3,309	1,124
Less: net increase in cash within businesses held for sale	(25)	(265)
Net increase in cash and cash equivalents	3,284	859
Cash and cash equivalents, beginning of period	25,312	25,427
Cash and cash equivalents, end of period	$28,596	$26,286
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
Revenues - Products and Services
As of June 30, 2025 and December 31, 2024, accounts receivable related to products and services were $9.8 billion and $9.9 billion, respectively. As of June 30, 2025, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.9 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,189	$3	$(186)	$4,006
State and municipal obligations	7,234	7	(375)	6,866
Corporate obligations	24,044	106	(735)	23,415
U.S. agency mortgage-backed securities	10,341	8	(783)	9,566
Non-U.S. agency mortgage-backed securities	2,875	7	(127)	2,755
Total debt securities - available-for-sale	48,683	131	(2,206)	46,608
Debt securities - held-to-maturity:
U.S. government and agency obligations	448	1	(1)	448
State and municipal obligations	26	—	(3)	23
Corporate obligations	19	—	—	19
Total debt securities - held-to-maturity	493	1	(4)	490
Total debt securities	$49,176	$132	$(2,210)	$47,098
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,600	$1	$(274)	$4,327
State and municipal obligations	7,357	2	(375)	6,984
Corporate obligations	24,391	56	(1,140)	23,307
U.S. agency mortgage-backed securities	10,577	1	(994)	9,584
Non-U.S. agency mortgage-backed securities	2,890	2	(175)	2,717
Total debt securities - available-for-sale	49,815	62	(2,958)	46,919
Debt securities - held-to-maturity:
U.S. government and agency obligations	444	—	(2)	442
State and municipal obligations	28	—	(2)	26
Corporate obligations	40	—	—	40
Total debt securities - held-to-maturity	512	—	(4)	508
Total debt securities	$50,327	$62	$(2,962)	$47,427
The Company held $5.4 billion and $4.9 billion of equity securities as of June 30, 2025 and December 31, 2024, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $3.4 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of June 30, 2025 and December 31, 2024, respectively. The allowance for credit losses on held-to-maturity securities at June 30, 2025 and December 31, 2024 was not material.

The amortized cost and fair value of debt securities as of June 30, 2025, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,530	$3,506	$319	$319
Due after one year through five years	14,415	14,106	152	152
Due after five years through ten years	11,983	11,485	5	5
Due after ten years	5,539	5,190	17	14
U.S. agency mortgage-backed securities	10,341	9,566	—	—
Non-U.S. agency mortgage-backed securities	2,875	2,755	—	—
Total debt securities	$48,683	$46,608	$493	$490
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,377	$(21)	$1,833	$(165)	$3,210	$(186)
State and municipal obligations	2,116	(93)	4,037	(282)	6,153	(375)
Corporate obligations	4,988	(80)	10,214	(655)	15,202	(735)
U.S. agency mortgage-backed securities	3,914	(110)	4,561	(673)	8,475	(783)
Non-U.S. agency mortgage-backed securities	300	(2)	1,636	(125)	1,936	(127)
Total debt securities - available-for-sale	$12,695	$(306)	$22,281	$(1,900)	$34,976	$(2,206)
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,475	$(51)	$2,152	$(223)	$3,627	$(274)
State and municipal obligations	2,593	(58)	4,085	(317)	6,678	(375)
Corporate obligations	7,402	(213)	11,449	(927)	18,851	(1,140)
U.S. agency mortgage-backed securities	4,791	(191)	4,674	(803)	9,465	(994)
Non-U.S. agency mortgage-backed securities	416	(5)	1,863	(170)	2,279	(175)
Total debt securities - available-for-sale	$16,677	$(518)	$24,223	$(2,440)	$40,900	$(2,958)
The Company’s unrealized losses from debt securities as of June 30, 2025 were generated from approximately 28,000 positions out of a total of 43,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of June 30, 2025, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2025 and December 31, 2024 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2025
Cash and cash equivalents	$23,299	$5,297	$—	$28,596
Debt securities - available-for-sale:
U.S. government and agency obligations	3,876	130	—	4,006
State and municipal obligations	—	6,866	—	6,866
Corporate obligations	—	22,942	473	23,415
U.S. agency mortgage-backed securities	—	9,566	—	9,566
Non-U.S. agency mortgage-backed securities	—	2,755	—	2,755
Total debt securities - available-for-sale	3,876	42,259	473	46,608
Equity securities	1,879	213	207	2,299
Total assets at fair value	$29,054	$47,769	$680	$77,503
Percentage of total assets at fair value	37%	62%	1%	100%
December 31, 2024
Cash and cash equivalents	$25,248	$64	$—	$25,312
Debt securities - available-for-sale:
U.S. government and agency obligations	4,194	133	—	4,327
State and municipal obligations	—	6,984	—	6,984
Corporate obligations	29	22,841	437	23,307
U.S. agency mortgage-backed securities	—	9,584	—	9,584
Non-U.S. agency mortgage-backed securities	—	2,717	—	2,717
Total debt securities - available-for-sale	4,223	42,259	437	46,919
Equity securities	1,859	24	65	1,948
Total assets at fair value	$31,330	$42,347	$502	$74,179
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2025 or 2024.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2025
Debt securities - held-to-maturity	$466	$24	$—	$490	$493
Long-term debt and other financing obligations	$—	$74,304	$—	$74,304	$79,193
December 31, 2024
Debt securities - held-to-maturity	$482	$26	$—	$508	$512
Long-term debt and other financing obligations	$—	$70,565	$—	$70,565	$75,604
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within our South American operations held for sale as of June 30, 2025 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information and market conditions. There were no significant fair value adjustments for assets and liabilities recorded during the six months ended June 30, 2025 or 2024.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2025	2024
Medical costs payable, beginning of period	$34,224	$32,395
Acquisitions (dispositions), net	—	(687)
Reported medical costs:
Current year	152,316	131,583
Prior years	(320)	(390)
Total reported medical costs	151,996	131,193
Medical payments:
Payments for current year	(118,793)	(102,288)
Payments for prior years	(28,998)	(27,887)
Total medical payments	(147,791)	(130,175)
Less: increase in medical costs payable included within businesses held for sale	(2)	(179)
Medical costs payable, end of period	$38,427	$32,547
For the six months ended June 30, 2025 and 2024, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $26.8 billion and $23.7 billion at June 30, 2025 and December 31, 2024, respectively.

5.    Short-Term Borrowings and Long-Term Debt
In June 2025, the Company issued $3.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.4%, June 2028	$500
4.65%, January 2031	750
5.3%, June 2035	1,000
5.95%, June 2055	750
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.
6.    Dividends
In June 2025, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.84 compared to $8.40 per share, which the Company had paid since June 2024. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments during the six months ended June 30, 2025:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 18	$2.10	$1,912
June 24	2.21	2,000
7.    Commitments and Contingencies
Pending Acquisitions
As of June 30, 2025, the Company had entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated capital required for these acquisitions, excluding the payoff of acquired indebtedness, was approximately $4 billion.
Legal Matters
The Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, care providers, consumer advocacy organizations, customers, shareholders, and regulators, relating to the Company’s businesses, including management and administration of health benefit plans and other services. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims and claims related to health care benefits coverage and other business practices.
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

Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General (OIG), the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company has also been responding to subpoenas, information requests and investigations from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS and OIG have selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
The assets and liabilities of the held for sale disposal groups as of June 30, 2025, were as follows:

(in millions)	Businesses Held for Sale
Assets
Cash and cash equivalents	$244
Accounts receivable and other current assets	674
Property, equipment and capitalized software	719
Goodwill and other intangible assets	442
Other long-term assets	292
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,314)
Total assets	$1,057
Liabilities
Medical costs payable	$181
Accounts payable and other current liabilities	368
Other long-term liabilities	436
Total liabilities	$985
(1)      Includes the effect of $847 million of cumulative foreign currency translation losses and $50 million of noncontrolling interests.

9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2025
Revenues - unaffiliated customers:
Premiums	$83,019	$4,886	$—	$—	$—	$4,886	$—	$87,905
Products	—	65	44	13,455	—	13,564	—	13,564
Services	2,511	3,846	1,516	1,166	—	6,528	—	9,039
Total revenues - unaffiliated customers	85,530	8,797	1,560	14,621	—	24,978	—	110,508
Total revenues - affiliated customers	—	15,953	3,236	23,790	(1,267)	41,712	(41,712)	—
Investment and other income	573	455	32	48	—	535	—	1,108
Total revenues	$86,103	$25,205	$4,828	$38,459	$(1,267)	$67,225	$(41,712)	$111,616
Total operating costs (a)	$84,028	$24,569	$3,830	$37,018	$(1,267)	$64,150	$(41,712)	$106,466
Earnings from operations	$2,075	$636	$998	$1,441	$—	$3,075	$—	$5,150
Interest expense	—	—	—	—	—	—	(1,027)	(1,027)
Loss on sale of subsidiary and subsidiaries held for sale	(41)	—	—	—	—	—	—	(41)
Earnings before income taxes	$2,034	$636	$998	$1,441	$—	$3,075	$(1,027)	$4,082
Total assets	$129,587	$96,452	$33,716	$61,674	$—	$191,842	$(12,856)	$308,573
Purchases of property, equipment and capitalized software	193	306	289	98	—	693	—	886
Depreciation and Amortization	221	296	351	216	—	863	—	1,084
Three Months Ended June 30, 2024
Revenues - unaffiliated customers:
Premiums	$70,950	$5,947	$—	$—	$—	$5,947	$—	$76,897
Products	—	62	41	12,108	—	12,211	—	12,211
Services	2,388	4,083	1,405	874	—	6,362	—	8,750
Total revenues - unaffiliated customers	73,338	10,092	1,446	12,982	—	24,520	—	97,858
Total revenues - affiliated customers	—	16,576	3,070	19,373	(1,129)	37,890	(37,890)	—
Investment and other income	528	382	27	60	—	469	—	997
Total revenues	$73,866	$27,050	$4,543	$32,415	$(1,129)	$62,879	$(37,890)	$98,855
Total operating costs (a)	$69,862	$25,131	$3,997	$31,009	$(1,129)	$59,008	$(37,890)	$90,980
Earnings from operations	$4,004	$1,919	$546	$1,406	$—	$3,871	$—	$7,875
Interest expense	—	—	—	—	—	—	(985)	(985)
Loss on sale of subsidiary and subsidiaries held for sale	(1,225)	—	—	—	—	—	—	(1,225)
Earnings before income taxes	$2,779	$1,919	$546	$1,406	$—	$3,871	$(985)	$5,665
Total assets	$109,441	$93,858	$34,244	$56,058	$—	$184,160	$(7,545)	$286,056
Purchases of property, equipment and capitalized software	187	230	344	92	—	666	—	853
Depreciation and Amortization	221	277	316	206	—	799	—	1,020
(a)     Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2025
Revenues - unaffiliated customers:
Premiums	$164,532	$9,907	$—	$—	$—	$9,907	$—	$174,439
Products	—	130	88	26,382	—	26,600	—	26,600
Services	5,087	7,720	3,017	2,187	—	12,924	—	18,011
Total revenues - unaffiliated customers	169,619	17,757	3,105	28,569	—	49,431	—	219,050
Total revenues - affiliated customers	—	31,867	6,298	44,927	(2,453)	80,639	(80,639)	—
Investment and other income	1,101	890	55	95	—	1,040	—	2,141
Total revenues	$170,720	$50,514	$9,458	$73,591	$(2,453)	$131,110	$(80,639)	$221,191
Total operating costs (a)	$163,419	$48,264	$7,499	$70,832	$(2,453)	$124,142	$(80,639)	$206,922
Earnings from operations	$7,301	$2,250	$1,959	$2,759	$—	$6,968	$—	$14,269
Interest expense	—	—	—	—	—	—	(2,025)	(2,025)
Loss on sale of subsidiary and subsidiaries held for sale	(56)	—	—	—	—	—	—	(56)
Earnings before income taxes	$7,245	$2,250	$1,959	$2,759	$—	$6,968	$(2,025)	$12,188
Total assets	$129,587	$96,452	$33,716	$61,674	$—	$191,842	$(12,856)	$308,573
Purchases of property, equipment and capitalized software	389	585	627	183	—	1,395	—	1,784
Depreciation and Amortization	440	583	695	427	—	1,705	—	2,145
Six Months Ended June 30, 2024
Revenues - unaffiliated customers:
Premiums	$143,243	$11,642	$—	$—	$—	$11,642	$—	$154,885
Products	—	121	82	23,917	—	24,120	—	24,120
Services	4,917	8,053	3,107	1,561	—	12,721	—	17,638
Total revenues - unaffiliated customers	148,160	19,816	3,189	25,478	—	48,483	—	196,643
Total revenues - affiliated customers	—	33,193	5,801	37,654	(2,145)	74,503	(74,503)	—
Investment and other income	1,063	772	55	118	—	945	—	2,008
Total revenues	$149,223	$53,781	$9,045	$63,250	$(2,145)	$123,931	$(74,503)	$198,651
Total operating costs (a)	$140,824	$49,963	$8,009	$60,697	$(2,145)	$116,524	$(74,503)	$182,845
Earnings from operations	$8,399	$3,818	$1,036	$2,553	$—	$7,407	$—	$15,806
Interest expense	—	—	—	—	—	—	(1,829)	(1,829)
Loss on sale of subsidiary and subsidiaries held for sale	(8,311)	—	—	—	—	—	—	(8,311)
Earnings before income taxes	$88	$3,818	$1,036	$2,553	$—	$7,407	$(1,829)	$5,666
Total assets	$109,441	$93,858	$34,244	$56,058	$—	$184,160	$(7,545)	$286,056
Purchases of property, equipment and capitalized software	370	468	589	169	—	1,226	—	1,596
Depreciation and Amortization	456	549	626	386	—	1,561	—	2,017
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
Pricing Trends. To price our health care benefits, products and services, we start with our view of expected future costs, including medical care patterns, the mix and health status of people served, inflation and labor market dynamics. For 2025, our pricing trends and patient and member health status assumptions were well-short of the medical cost trends incurred, significantly impacting our earnings. We continually evaluate and adjust our approach in each of the local markets we serve, considering relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations, including minimum medical loss ratio thresholds and similar revenue adjustments. We seek to balance growth and profitability across all these dimensions.
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. Continued increased medical costs may impact both future pricing and benefit design, including for our individual exchange products in markets we choose to remain, and result in shifts between product categories for our employer benefits. These potential changes, along with certain regulatory impacts, may result in decreased membership in future periods.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties” and we have observed increased care patterns as discussed below in “Medical Cost Trends,” which may impact pricing and benefit design in future periods.

Optum Health’s fully accountable value-based care businesses have been impacted by Medicare funding reductions and have also seen continued medical cost trend pressures, which may impact future pricing in the markets we continue to participate.
The Medicaid redetermination process has caused a timing mismatch between the health status of people served through Medicaid and state rate updates. Due to elevated care activity, specifically related to behavioral, pharmacy and home health, there continues to be a mismatch between the updated rates in 2025 and underlying member acuity. The funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs. Additionally, we expect some Medicaid membership losses in 2026 as a result of early adoption of recent legislation.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. We have observed increased care patterns, more notably related to physician and outpatient care, and to a lesser extent inpatient and emergency room utilization, that are above what we expected and contemplated in our pricing and benefits design. We have also observed an increase in health care unit costs and the intensity of services delivered, driven by increases in provider pricing and additional services bundled per visit. Additionally, the member profile of newly added patients under value-based care arrangements, people served in Medicare Advantage in markets where other plans exited, and peopled served within our individual exchange business has contributed to increased medical costs. These trends may continue in future periods.
The Inflation Reduction Act (IRA) altered the Medicare Part D model and benefits, shifting more risk to plans, which results in both increased premiums and medical costs. The IRA also changed the quarterly relationship of medical costs to premiums, altering the seasonal progression and creating a more consistent relationship between medical costs and premiums throughout the year.
We endeavor to mitigate medical cost increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. Additionally, we have elevated our audit, clinical policy and payment integrity tools to protect customers and patients from unnecessary costs.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend, with the Final Notice for 2026 beginning to approach the industry forward medical cost trend. Additionally, increased medical costs in 2025, which are significantly above initial cost trend estimates, adds to the compounding impact of the previous multi-year rate shortfalls creating sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have and will result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2025 year-over-year operating comparisons to second quarter 2024 and other financial results.
•Consolidated revenues grew 13%, UnitedHealthcare revenues grew 17% and Optum revenues grew 7%.
•UnitedHealthcare served 1.0 million more people, driven by growth in Medicare Advantage and commercial offerings.
•Consolidated earnings from operations of $5.2 billion compared to $7.9 billion last year, with 2025 impacted by elevated medical cost trend and 2024 impacted by the Change Healthcare cyberattack.
•Diluted earnings per common share was $3.74.
•Cash flows from operations for the six months ended June 30, 2025 were $12.6 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues:
Premiums	$87,905	$76,897	$11,008	14%	$174,439	$154,885	$19,554	13%
Products	13,564	12,211	1,353	11	26,600	24,120	2,480	10
Services	9,039	8,750	289	3	18,011	17,638	373	2
Investment and other income	1,108	997	111	11	2,141	2,008	133	7
Total revenues	111,616	98,855	12,761	13	221,191	198,651	22,540	11
Operating costs:
Medical costs	78,585	65,458	13,127	20	151,996	131,193	20,803	16
Operating costs	13,778	13,162	616	5	27,372	27,239	133	—
Cost of products sold	13,019	11,340	1,679	15	25,409	22,396	3,013	13
Depreciation and amortization	1,084	1,020	64	6	2,145	2,017	128	6
Total operating costs	106,466	90,980	15,486	17	206,922	182,845	24,077	13
Earnings from operations	5,150	7,875	(2,725)	(35)	14,269	15,806	(1,537)	(10)
Interest expense	(1,027)	(985)	(42)	4	(2,025)	(1,829)	(196)	11
Loss on sale of subsidiary and subsidiaries held for sale	(41)	(1,225)	1,184	(97)	(56)	(8,311)	8,255	(99)
Earnings before income taxes	4,082	5,665	(1,583)	(28)	12,188	5,666	6,522	115
Provision for income taxes	(510)	(1,244)	734	(59)	(2,142)	(2,466)	324	(13)
Net earnings	3,572	4,421	(849)	(19)	10,046	3,200	6,846	214
Earnings attributable to noncontrolling interests	(166)	(205)	39	(19)	(348)	(393)	45	(11)
Net earnings attributable to UnitedHealth Group common shareholders	$3,406	$4,216	$(810)	(19)%	$9,698	$2,807	$6,891	245%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$3.74	$4.54	$(0.80)		$10.61	$3.02	$7.59
Medical care ratio (a)	89.4%	85.1%	4.3%		87.1%	84.7%	2.4%
Operating cost ratio	12.3	13.3	(1.0)		12.4	13.7	(1.3)
Operating margin	4.6	8.0	(3.4)		6.5	8.0	(1.5)
Tax rate	12.5	22.0	(9.5)		17.6	43.5	(25.9)
Net earnings margin (b)	3.1	4.3	(1.2)		4.4	1.4	3.0
Return on equity (c)	14.4%	19.2%	(4.8)		20.6%	6.4%	14.2
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

2025 RESULTS OF OPERATIONS COMPARED TO 2024 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by growth in people served through Medicare Advantage and those with higher acuity needs within Medicaid, growth at Optum Rx and pricing trends.
Medical Costs and MCR
Medical costs increased primarily due to the IRA-driven impacts on Medicare Part D plans, elevated medical cost trend and growth in people served through Medicare Advantage and those with higher acuity needs. The MCR increased as a result of the revenue effects of the Medicare funding reductions; elevated medical cost trend; the member profile of newly added patients under value-based care arrangements; and the impacts of market morbidity changes on our individual exchange offerings, including the acceleration of anticipated future losses related to the second half of 2025; partially offset by the incremental medical costs for accommodations made to care providers as a results of the Change Healthcare cyberattack incurred in 2024. For the three months ended June 30, 2025, the MCR also increased due to the seasonal impacts of the IRA on Medicare Part D.
Operating Cost Ratio
The operating cost ratio decreased primarily due to revenue impacts of government programs, including the IRA-driven impacts on Medicare Part D plans, operating cost management and our direct response efforts to the Change Healthcare cyberattack incurred in 2024, partially offset by investments to support future growth.
Tax Rate
The effective income tax rate decreased due to tax benefits having significantly more impact due to lower pre-tax income in 2025, taxable earnings mix and the impact of the updated full year effective tax rate expectation. For the six months ended June 30, 2025, the tax rate was also lower due to non-deductible losses on the sale of subsidiary and subsidiaries held for sale in 2024.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
UnitedHealthcare	$86,103	$73,866	$12,237	17%	$170,720	$149,223	$21,497	14%
Optum Health	25,205	27,050	(1,845)	(7)	50,514	53,781	(3,267)	(6)
Optum Insight	4,828	4,543	285	6	9,458	9,045	413	5
Optum Rx	38,459	32,415	6,044	19	73,591	63,250	10,341	16
Optum eliminations	(1,267)	(1,129)	(138)	12	(2,453)	(2,145)	(308)	14
Optum	67,225	62,879	4,346	7	131,110	123,931	7,179	6
Eliminations	(41,712)	(37,890)	(3,822)	10	(80,639)	(74,503)	(6,136)	8
Consolidated revenues	$111,616	$98,855	$12,761	13%	$221,191	$198,651	$22,540	11%
Earnings from operations
UnitedHealthcare	$2,075	$4,004	$(1,929)	(48)%	$7,301	$8,399	$(1,098)	(13)%
Optum Health	636	1,919	(1,283)	(67)	2,250	3,818	(1,568)	(41)
Optum Insight	998	546	452	83	1,959	1,036	923	89
Optum Rx	1,441	1,406	35	2	2,759	2,553	206	8
Optum	3,075	3,871	(796)	(21)	6,968	7,407	(439)	(6)
Consolidated earnings from operations	$5,150	$7,875	$(2,725)	(35)%	$14,269	$15,806	$(1,537)	(10)%
Operating margin
UnitedHealthcare	2.4%	5.4%	(3.0)%		4.3%	5.6%	(1.3)%
Optum Health	2.5	7.1	(4.6)		4.5	7.1	(2.6)
Optum Insight	20.7	12.0	8.7		20.7	11.5	9.2
Optum Rx	3.7	4.3	(0.6)		3.7	4.0	(0.3)
Optum	4.6	6.2	(1.6)		5.3	6.0	(0.7)
Consolidated operating margin	4.6%	8.0%	(3.4)%		6.5%	8.0%	(1.5)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
UnitedHealthcare Employer & Individual - Domestic	$18,950	$18,646	$304	2%	$38,016	$36,485	$1,531	4%
UnitedHealthcare Employer & Individual - Global	819	591	228	39	1,601	2,123	(522)	(25)
UnitedHealthcare Employer & Individual - Total	19,769	19,237	532	3	39,617	38,608	1,009	3
UnitedHealthcare Medicare & Retirement	42,623	34,904	7,719	22	84,328	70,390	13,938	20
UnitedHealthcare Community & State	23,711	19,725	3,986	20	46,775	40,225	6,550	16
Total UnitedHealthcare revenues	$86,103	$73,866	$12,237	17%	$170,720	$149,223	$21,497	14%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2025	2024	2025 vs. 2024
Commercial:
Risk-based	8,440	8,735	(295)	(3)%
Fee-based	21,530	20,835	695	3
Total Commercial	29,970	29,570	400	1
Medicare Advantage	8,350	7,770	580	7
Medicaid	7,490	7,410	80	1
Medicare Supplement (Standardized)	4,305	4,335	(30)	(1)
Total Community and Senior	20,145	19,515	630	3
Total UnitedHealthcare - Medical	50,115	49,085	1,030	2
Supplemental Data:
Medicare Part D stand-alone	2,800	3,065	(265)	(9)%
South American businesses held for sale	1,165	1,330	(165)	(12)%
UnitedHealthcare’s revenues increased due to the IRA-driven impacts on Medicare Part D plans and growth in the number of people served through Medicare Advantage, fee-based commercial offerings and those with higher acuity needs, partially offset by decreased people served through risk-based commercial offerings. Earnings from operations decreased primarily due to the impacts of Medicare Advantage funding reductions, elevated medical cost trend, the impacts of market morbidity changes on our individual exchange offerings, including the acceleration of anticipated future losses related to the second half of 2025 and other write-offs and settlements, partially offset by the incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack incurred in 2024. For the six months ended June 30, 2025, decreased earnings from operations was also partially offset by the seasonal impact of the IRA on Medicare Part D.
Optum
Total revenues increased primarily due to growth at Optum Rx, partially offset by Optum Health. Earnings from operations decreased due to Optum Health, partially offset by the impacts of the Change Healthcare cyberattack incurred in 2024 and Optum Rx. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to the conversion of risk-based contracts, Medicare Advantage funding reductions and the profile of members served, partially offset by growth in patients served under value-based arrangements. Earnings from operations decreased due to Medicare Advantage funding reductions, the member profile of newly added patients under value-based care arrangements, elevated medical cost trends and contractual settlements, partially offset by cost management initiatives. For the six months ended June 30, 2025, decreased earnings from operations was also partially offset by the incremental medical costs for accommodations to support care providers as a result of the Change Healthcare cyberattack incurred in 2024. Optum Health served approximately 98 million people and 104 million people as of June 30, 2025 and June 30, 2024, respectively.
Optum Insight
Revenues at Optum Insight increased due to decreased business disruption impacts related to the Change Healthcare cyberattack. Earnings from operations at Optum Insight increased due to decreased business disruption impacts and direct response costs related to the Change Healthcare cyberattack.
Optum Rx
Revenues and earnings from operations at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations also increased due to operating cost efficiencies. Optum Rx fulfilled 414 million and 399 million adjusted scripts in the second quarters of 2025 and 2024, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2025	2024	2025 vs. 2024
Sources of cash:
Cash provided by operating activities	$12,644	$7,890	$4,754
Issuances of short-term borrowings and long-term debt, net of repayments	1,566	12,790	(11,224)
Proceeds from common stock issuances	581	744	(163)
Customer funds administered	—	990	(990)
Repayments of care provider loans - cyberattack	1,293	604	689
Sales and maturities of investments, net of purchases	1,327	—	1,327
Total sources of cash	17,411	23,018	(5,607)
Uses of cash:
Common stock repurchases	(5,545)	(3,072)	(2,473)
Cash paid for acquisitions and other transactions, net of cash assumed	(734)	(3,031)	2,297
Purchases of investments, net of sales of maturities	—	(221)	221
Purchases of property, equipment and capitalized software	(1,784)	(1,596)	(188)
Cash dividends paid	(3,912)	(3,664)	(248)
Loans to care providers - cyberattack	—	(8,100)	8,100
Customer funds administered	(25)	—	(25)
Other	(2,131)	(2,166)	35
Total uses of cash	(14,131)	(21,850)	7,719
Effect of exchange rate changes on cash and cash equivalents	29	(44)	73
Increase in cash and cash equivalents, including cash within businesses held for sale	$3,309	$1,124	$2,185
Less: net increase in cash within businesses held for sale	(25)	(265)	240
Net increase in cash and cash equivalents	$3,284	$859	$2,425
2025 Cash Flows Compared to 2024 Cash Flows
Increased cash flows provided by operating activities were driven by changes in working capital accounts, the seasonal impact of the IRA on Medicare Part D and the impacts of the Change Healthcare cyberattack incurred in 2024. Other significant changes in sources or uses of cash year-over-year included net repayments of loans to care providers in response to the Change Healthcare cyberattack, decreased cash paid for acquisitions and increased net sales and maturities of investments, offset by decreased net issuances of short-term borrowings and long-term debt, increased share repurchases and decreased customer funds administered.
Financial Condition
As of June 30, 2025, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $77.3 billion included approximately $28.6 billion of cash and cash equivalents (of which $3.3 billion was available for general corporate use), $46.6 billion of debt securities and $2.1 billion of investments in marketable equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.3 years and a weighted-average credit rating of “Double A” as of June 30, 2025. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2024 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. During the six months ended June 30, 2025, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
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
As of June 30, 2025, we were in compliance with the various covenants under our bank credit facilities.
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
Credit Ratings. Our credit ratings as of June 30, 2025 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A2	Negative	A+	Negative	A	Stable	A	Negative
Commercial paper	P-1	n/a	A-1	n/a	F1	n/a	AMB-1+	n/a
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
Regulatory Capital. As a result of an increased MCR impacting our regulated insurance and HMO subsidiaries, the specified levels of required statutory capital required to be maintained are expected to increase. While we continue to maintain significant levels of excess statutory capital in our subsidiaries, the amount of dividends our subsidiaries are able to pay to their parent companies during the remainder of 2025 may be impacted. During the six months ended June 30, 2025, our domestic insurance and HMO subsidiaries paid their parent companies dividends of $1.9 billion.
Share Repurchase Program. During the six months ended June 30, 2025, we repurchased approximately 12.1 million shares at an average price of $454.82 per share. As of June 30, 2025, we had Board of Directors’ authorization to purchase up to 21.0 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. In June 2025, our Board of Directors increased our quarterly cash dividend to an annual rate of $8.84 compared to $8.40 per share, which we had paid since June 2024. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. As of June 30, 2025, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and other customary closing conditions. The total anticipated consideration required for these acquisitions, excluding the payoff of acquired indebtedness, was approximately $4 billion.
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
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal actions concerning our participation in the Medicare program; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; failure to complete, manage or integrate strategic transactions; risk and uncertainties associated with the sale of our remaining operations in South America; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2025 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2025
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$734	$542	$(4,202)	$(9,288)
1	367	271	(2,150)	(5,058)
(1)	(367)	(256)	2,202	6,107
(2)	(734)	(510)	4,416	13,549
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2025

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2025	3.8	$445.39	3.8	23.3
May 31, 2025	2.3	341.68	2.3	21.0
June 30, 2025	—	—	—	21.0
Total	6.1	$407.06	6.1
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
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

*10.1	Employment Agreement, effective as of May 12, 2025, between United HealthCare Services, Inc. and Stephen Hemsely
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101).
 ________________

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	Dated:	August 11, 2025
Stephen Hemsley

/s/ JOHN REX	President and Chief Financial Officer (principal financial officer)	Dated:	August 11, 2025
John Rex

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 11, 2025
Thomas Roos