Form 10-Q
period 2025-09-30
UNITEDHEALTH GROUP INC
filed 2025-10-28
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 24, 2025, there were 905,838,620 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$27,210	$25,312
Short-term investments	3,404	3,801
Accounts receivable, net	22,672	22,365
Other current receivables, net	32,762	26,089
Prepaid expenses and other current assets	9,019	8,212
Total current assets	95,067	85,779
Long-term investments	52,996	52,354
Property, equipment and capitalized software, net	11,104	10,553
Goodwill	110,340	106,734
Other intangible assets, net	22,785	23,268
Other assets	22,977	19,590
Total assets	$315,269	$298,278
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$40,181	$34,224
Accounts payable and accrued liabilities	36,033	34,337
Short-term borrowings and current maturities of long-term debt	7,737	4,545
Unearned revenues	3,366	3,317
Other current liabilities	28,209	27,346
Total current liabilities	115,526	103,769
Long-term debt, less current maturities	72,399	72,359
Deferred income taxes	3,162	3,620
Other liabilities	18,369	15,939
Total liabilities	209,456	195,687
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	4,244	4,323
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 906 and 915 issued and outstanding	9	9
Additional paid-in capital	394	—
Retained earnings	97,595	96,036
Accumulated other comprehensive loss	(2,211)	(3,387)
Nonredeemable noncontrolling interests	5,782	5,610
Total equity	101,569	98,268
Total liabilities, redeemable noncontrolling interests and equity	$315,269	$298,278
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues:
Premiums	$88,979	$77,442	$263,418	$232,327
Products	13,296	12,631	39,896	36,751
Services	9,754	9,104	27,765	26,742
Investment and other income	1,132	1,643	3,273	3,651
Total revenues	113,161	100,820	334,352	299,471
Operating costs:
Medical costs	79,958	65,957	231,954	197,150
Operating costs	15,223	13,280	42,595	40,519
Cost of products sold	12,566	11,834	37,975	34,230
Depreciation and amortization	1,099	1,041	3,244	3,058
Total operating costs	108,846	92,112	315,768	274,957
Earnings from operations	4,315	8,708	18,584	24,514
Interest expense	(1,003)	(1,074)	(3,028)	(2,903)
Loss on sale of subsidiary and subsidiaries held for sale	(83)	(20)	(139)	(8,331)
Earnings before income taxes	3,229	7,614	15,417	13,280
Provision for income taxes	(686)	(1,356)	(2,828)	(3,822)
Net earnings	2,543	6,258	12,589	9,458
Earnings attributable to noncontrolling interests	(195)	(203)	(543)	(596)
Net earnings attributable to UnitedHealth Group common shareholders	$2,348	$6,055	$12,046	$8,862
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$2.59	$6.56	$13.27	$9.61
Diluted	$2.59	$6.51	$13.21	$9.53
Basic weighted-average number of common shares outstanding	906	923	908	922
Dilutive effect of common share equivalents	2	7	4	8
Diluted weighted-average number of common shares outstanding	908	930	912	930
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	16	4	12	6
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings	$2,543	$6,258	$12,589	$9,458
Other comprehensive income:
Gross unrealized gains on investment securities during the period	535	1,434	1,383	1,069
Income tax effect	(122)	(328)	(316)	(243)
Total unrealized gains, net of tax	413	1,106	1,067	826
Gross reclassification adjustment for net realized gains included in net earnings	(24)	(291)	(51)	(349)
Income tax effect	6	67	12	80
Total reclassification adjustment, net of tax	(18)	(224)	(39)	(269)
Foreign currency translation (losses) gains	(71)	88	148	(197)
Reclassification adjustment for translation losses included in net earnings	—	—	—	4,214
Total foreign currency translation (losses) gains	(71)	88	148	4,017
Other comprehensive income	324	970	1,176	4,574
Comprehensive income	2,867	7,228	13,765	14,032
Comprehensive income attributable to noncontrolling interests	(195)	(203)	(543)	(596)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,672	$7,025	$13,222	$13,436
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469
Net earnings				2,348			167	2,515
Other comprehensive income (loss)					395	(71)		324
Issuances of common stock, and related tax effects	1	—	241					241
Share-based compensation			214					214
Common share repurchases	—	—	1	(1)				—
Cash dividends paid on common shares ($2.21 per share)				(2,002)				(2,002)
Redeemable noncontrolling interests fair value and other adjustments			(62)					(62)
Acquisition and other adjustments of nonredeemable noncontrolling interests							34	34
Distribution to nonredeemable noncontrolling interests							(164)	(164)
Balance at September 30, 2025	906	$9	$394	$97,595	$(1,198)	$(1,013)	$5,782	$101,569

Balance at June 30, 2024	921	$9	$373	$92,400	$(2,296)	$(1,127)	$5,317	$94,676
Net earnings				6,055			155	6,210
Other comprehensive income					882	88		970
Issuances of common stock, and related tax effects	4	—	842					842
Share-based compensation			208					208
Common share repurchases	(2)	—	(957)	—				(957)
Cash dividends paid on common shares ($2.10 per share)				(1,937)				(1,937)
Redeemable noncontrolling interests fair value and other adjustments			(5)					(5)
Acquisition and other adjustments of nonredeemable noncontrolling interests							28	28
Distribution to nonredeemable noncontrolling interests							(154)	(154)
Balance at September 30, 2024	923	$9	$461	$96,518	$(1,414)	$(1,039)	$5,346	$99,881
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				12,046			464	12,510
Other comprehensive income					1,028	148		1,176
Issuances of common stock, and related tax effects	3	—	620					620
Share-based compensation			805					805
Common share repurchases	(12)	—	(954)	(4,573)				(5,527)
Cash dividends paid on common shares ($6.52 per share)				(5,914)				(5,914)
Redeemable noncontrolling interests fair value and other adjustments			(77)					(77)
Acquisition and other adjustments of nonredeemable noncontrolling interests							209	209
Distribution to nonredeemable noncontrolling interests							(501)	(501)
Balance at September 30, 2025	906	$9	$394	$97,595	$(1,198)	$(1,013)	$5,782	$101,569

Balance at January 1, 2024	924	$9	$—	$95,774	$(1,971)	$(5,056)	$5,665	$94,421
Net earnings				8,862			462	9,324
Other comprehensive income					557	4,017		4,574
Issuances of common stock, and related tax effects	7	—	1,280					1,280
Share-based compensation			770					770
Common share repurchases	(8)	—	(1,528)	(2,517)				(4,045)
Cash dividends paid on common shares ($6.08 per share)				(5,601)				(5,601)
Redeemable noncontrolling interests fair value and other adjustments			(61)					(61)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(291)	(291)
Distribution to nonredeemable noncontrolling interests							(490)	(490)
Balance at September 30, 2024	923	$9	$461	$96,518	$(1,414)	$(1,039)	$5,346	$99,881
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities
Net earnings	$12,589	$9,458
Noncash items:
Depreciation and amortization	3,244	3,058
Deferred income taxes	(1,019)	(234)
Share-based compensation	795	831
Loss on sale of subsidiary and subsidiaries held for sale	139	8,331
Other, net	64	(610)
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	65	685
Other assets	(3,105)	(2,988)
Medical costs payable	6,178	2,235
Accounts payable and other liabilities	(417)	1,250
Unearned revenues	56	(181)
Cash flows from operating activities	18,589	21,835
Investing activities
Purchases of investments	(12,805)	(19,951)
Sales of investments	7,945	15,065
Maturities of investments	6,517	6,738
Cash paid for acquisitions and other transactions, net of cash assumed	(4,436)	(11,674)
Purchases of property, equipment and capitalized software	(2,674)	(2,587)
Loans to care providers - cyberattack	—	(8,904)
Repayments of care provider loans - cyberattack	1,543	3,189
Other, net	(2,164)	(1,284)
Cash flows used for investing activities	(6,074)	(19,408)
Financing activities
Common share repurchases	(5,545)	(4,028)
Cash dividends paid	(5,914)	(5,601)
Proceeds from common stock issuances	803	1,611
Repayments of long-term debt	(2,000)	(2,500)
Proceeds from (repayments of) short-term borrowings, net	1,469	(191)
Proceeds from issuance of long-term debt	2,969	17,811
Customer funds administered	(1,792)	(1,059)
Other, net	(603)	(1,213)
Cash flows (used for) from financing activities	(10,613)	4,830
Effect of exchange rate changes on cash and cash equivalents	25	(30)
Increase in cash and cash equivalents, including cash within businesses held for sale	1,927	7,227
Less: net increase in cash within businesses held for sale	(29)	(254)
Net increase in cash and cash equivalents	1,898	6,973
Cash and cash equivalents, beginning of period	25,312	25,427
Cash and cash equivalents, end of period	$27,210	$32,400
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
Revenues - Products and Services
As of September 30, 2025 and December 31, 2024, accounts receivable related to products and services were $10.1 billion and $9.9 billion, respectively. As of September 30, 2025, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.6 billion, of which approximately half is expected to be recognized in the next three years.

2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,893	$2	$(167)	$3,728
State and municipal obligations	6,747	20	(273)	6,494
Corporate obligations	24,731	156	(578)	24,309
U.S. agency mortgage-backed securities	10,258	25	(651)	9,632
Non-U.S. agency mortgage-backed securities	2,757	11	(109)	2,659
Total debt securities - available-for-sale	48,386	214	(1,778)	46,822
Debt securities - held-to-maturity:
U.S. government and agency obligations	459	1	(1)	459
State and municipal obligations	26	—	(2)	24
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	488	1	(3)	486
Total debt securities	$48,874	$215	$(1,781)	$47,308
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,600	$1	$(274)	$4,327
State and municipal obligations	7,357	2	(375)	6,984
Corporate obligations	24,391	56	(1,140)	23,307
U.S. agency mortgage-backed securities	10,577	1	(994)	9,584
Non-U.S. agency mortgage-backed securities	2,890	2	(175)	2,717
Total debt securities - available-for-sale	49,815	62	(2,958)	46,919
Debt securities - held-to-maturity:
U.S. government and agency obligations	444	—	(2)	442
State and municipal obligations	28	—	(2)	26
Corporate obligations	40	—	—	40
Total debt securities - held-to-maturity	512	—	(4)	508
Total debt securities	$50,327	$62	$(2,962)	$47,427
The Company held $5.6 billion and $4.9 billion of equity securities as of September 30, 2025 and December 31, 2024, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. Additionally, the Company’s investments included $3.5 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of September 30, 2025 and December 31, 2024, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2025 and December 31, 2024 was not material.

The amortized cost and fair value of debt securities as of September 30, 2025, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,485	$3,466	$264	$264
Due after one year through five years	13,603	13,360	202	202
Due after five years through ten years	11,582	11,243	5	5
Due after ten years	6,701	6,462	17	15
U.S. agency mortgage-backed securities	10,258	9,632	—	—
Non-U.S. agency mortgage-backed securities	2,757	2,659	—	—
Total debt securities	$48,386	$46,822	$488	$486
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$525	$(5)	$2,561	$(162)	$3,086	$(167)
State and municipal obligations	1,346	(47)	3,825	(226)	5,171	(273)
Corporate obligations	1,610	(16)	11,293	(562)	12,903	(578)
U.S. agency mortgage-backed securities	1,044	(11)	6,434	(640)	7,478	(651)
Non-U.S. agency mortgage-backed securities	188	—	1,471	(109)	1,659	(109)
Total debt securities - available-for-sale	$4,713	$(79)	$25,584	$(1,699)	$30,297	$(1,778)
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,475	$(51)	$2,152	$(223)	$3,627	$(274)
State and municipal obligations	2,593	(58)	4,085	(317)	6,678	(375)
Corporate obligations	7,402	(213)	11,449	(927)	18,851	(1,140)
U.S. agency mortgage-backed securities	4,791	(191)	4,674	(803)	9,465	(994)
Non-U.S. agency mortgage-backed securities	416	(5)	1,863	(170)	2,279	(175)
Total debt securities - available-for-sale	$16,677	$(518)	$24,223	$(2,440)	$40,900	$(2,958)
The Company’s unrealized losses from debt securities as of September 30, 2025 were generated from approximately 25,000 positions out of a total of 41,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of September 30, 2025, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2025 and December 31, 2024 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2025
Cash and cash equivalents	$21,305	$5,905	$—	$27,210
Debt securities - available-for-sale:
U.S. government and agency obligations	3,561	167	—	3,728
State and municipal obligations	—	6,494	—	6,494
Corporate obligations	—	23,842	467	24,309
U.S. agency mortgage-backed securities	—	9,632	—	9,632
Non-U.S. agency mortgage-backed securities	—	2,659	—	2,659
Total debt securities - available-for-sale	3,561	42,794	467	46,822
Equity securities	2,023	214	207	2,444
Total assets at fair value	$26,889	$48,913	$674	$76,476
Percentage of total assets at fair value	35%	64%	1%	100%
December 31, 2024
Cash and cash equivalents	$25,248	$64	$—	$25,312
Debt securities - available-for-sale:
U.S. government and agency obligations	4,194	133	—	4,327
State and municipal obligations	—	6,984	—	6,984
Corporate obligations	29	22,841	437	23,307
U.S. agency mortgage-backed securities	—	9,584	—	9,584
Non-U.S. agency mortgage-backed securities	—	2,717	—	2,717
Total debt securities - available-for-sale	4,223	42,259	437	46,919
Equity securities	1,859	24	65	1,948
Total assets at fair value	$31,330	$42,347	$502	$74,179
Percentage of total assets at fair value	42%	57%	1%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2025 or 2024.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2025
Debt securities - held-to-maturity	$461	$25	$—	$486	$488
Long-term debt and other financing obligations	$—	$73,627	$—	$73,627	$77,247
December 31, 2024
Debt securities - held-to-maturity	$482	$26	$—	$508	$512
Long-term debt and other financing obligations	$—	$70,565	$—	$70,565	$75,604
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within our South American operations held for sale as of September 30, 2025 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information, market conditions and third-party indications. There were no significant fair value adjustments for assets and liabilities recorded during the nine months ended September 30, 2025 or 2024.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2025	2024
Medical costs payable, beginning of period	$34,224	$32,395
Acquisitions (dispositions), net	20	(755)
Reported medical costs:
Current year	231,984	197,750
Prior years	(30)	(600)
Total reported medical costs	231,954	197,150
Medical payments:
Payments for current year	(195,548)	(165,544)
Payments for prior years	(30,453)	(29,095)
Total medical payments	(226,001)	(194,639)
Less: increase in medical costs payable included within businesses held for sale	(16)	(200)
Medical costs payable, end of period	$40,181	$33,951
For the nine months ended September 30, 2025 and 2024, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $27.8 billion and $23.7 billion at September 30, 2025 and December 31, 2024, respectively.

5.    Short-Term Borrowings and Long-Term Debt
In June 2025, the Company issued $3.0 billion of senior unsecured notes consisting of the following:

(in millions, except percentages)	Par Value
4.4%, June 2028	$500
4.65%, January 2031	750
5.3%, June 2035	1,000
5.95%, June 2055	750
As of September 30, 2025, the Company had $2.9 billion of commercial paper outstanding, with a weighted-average annual interest rate of 4.2%.
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
The following table provides details of the Company’s dividend payments during the nine months ended September 30, 2025:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 18	$2.10	$1,912
June 24	2.21	2,000
September 23	2.21	2,002
7.    Commitments and Contingencies
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
8.    Held for Sale
The Company’s planned sale of its remaining South American operations continues to progress and is now expected to close in the second half of 2026, subject to regulatory and other customary closing conditions. Assets and liabilities held for sale have been included within prepaid expenses and other current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.
The assets and liabilities of the held for sale disposal group as of September 30, 2025, were as follows:

(in millions)	Businesses Held for Sale
Assets
Cash and cash equivalents	$248
Accounts receivable and other current assets	682
Property, equipment and capitalized software	743
Goodwill and other intangible assets	460
Other long-term assets	294
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,397)
Total assets	$1,030
Liabilities
Medical costs payable	$195
Accounts payable and other current liabilities	377
Other long-term liabilities	407
Total liabilities	$979
(1)      Includes the effect of $985 million of cumulative foreign currency translation losses and $269 million of noncontrolling interests.

9.    Business Combinations
During the nine months ended September 30, 2025, the Company completed several business combinations for total consideration of $4.7 billion.
Acquired assets (liabilities) at acquisition date were:

(in millions)
Cash and cash equivalents	$305
Accounts receivable and other current assets	554
Property, equipment and other long-term assets	454
Other intangible assets	864
Total identifiable assets acquired	2,177
Medical costs payable	(20)
Accounts payable and other current liabilities	(496)
Other long-term liabilities	(364)
Total identifiable liabilities acquired	(880)
Total net identifiable assets	1,297
Goodwill	3,705
Nonredeemable noncontrolling interests	(244)
Net assets acquired	$4,758
The majority of goodwill is not deductible for income tax purposes. Goodwill attributable to Optum Health from the business combinations completed was $3.4 billion. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The acquisition date fair values and weighted-average useful lives assigned to intangible assets were:

(in millions, except years)	Fair Value	Weighted-Average Useful Life
Acquired finite-lived intangible assets:
Customer-related	$33	9 years
Trademarks and technology	21	2 years
Other	61	9 years
Total acquired finite-lived intangible assets	115	8 years
Total acquired indefinite-lived intangible assets - operating licenses and certificates	749
Total acquired intangible assets	$864
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through September 30, 2025, acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the nine months ended September 30, 2025 and 2024, as if the business combinations had occurred on January 1, 2024, were immaterial for both periods.

10.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item I, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2024 10-K.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2025
Revenues - unaffiliated customers:
Premiums	$83,924	$5,055	$—	$—	$—	$5,055	$—	$88,979
Products	—	61	45	13,190	—	13,296	—	13,296
Services	2,578	4,394	1,539	1,243	—	7,176	—	9,754
Total revenues - unaffiliated customers	86,502	9,510	1,584	14,433	—	25,527	—	112,029
Total revenues - affiliated customers	—	15,918	3,290	25,195	(1,317)	43,086	(43,086)	—
Investment and other income	568	472	41	51	—	564	—	1,132
Total revenues	$87,070	$25,900	$4,915	$39,679	$(1,317)	$69,177	$(43,086)	$113,161
Total operating costs (a)	$85,265	$25,645	$4,209	$38,130	$(1,317)	$66,667	$(43,086)	$108,846
Earnings from operations	$1,805	$255	$706	$1,549	$—	$2,510	$—	$4,315
Interest expense	—	—	—	—	—	—	(1,003)	(1,003)
Loss on sale of subsidiary and subsidiaries held for sale	(83)	—	—	—	—	—	—	(83)
Earnings before income taxes	$1,722	$255	$706	$1,549	$—	$2,510	$(1,003)	$3,229
Total assets	$130,492	$100,895	$33,846	$62,528	$—	$197,269	$(12,492)	$315,269
Purchases of property, equipment and capitalized software	238	282	267	103	—	652	—	890
Depreciation and Amortization	221	309	359	210	—	878	—	1,099
Three Months Ended September 30, 2024
Revenues - unaffiliated customers:
Premiums	$71,624	$5,818	$—	$—	$—	$5,818	$—	$77,442
Products	—	84	41	12,506	—	12,631	—	12,631
Services	2,422	3,953	1,700	1,029	—	6,682	—	9,104
Total revenues - unaffiliated customers	74,046	9,855	1,741	13,535	—	25,131	—	99,177
Total revenues - affiliated customers	—	15,448	3,086	20,554	(1,130)	37,958	(37,958)	—
Investment and other income	807	614	104	118	—	836	—	1,643
Total revenues	$74,853	$25,917	$4,931	$34,207	$(1,130)	$63,925	$(37,958)	$100,820
Total operating costs (a)	$70,641	$23,756	$4,140	$32,663	$(1,130)	$59,429	$(37,958)	$92,112
Earnings from operations	$4,212	$2,161	$791	$1,544	$—	$4,496	$—	$8,708
Interest expense	—	—	—	—	—	—	(1,074)	(1,074)
Loss on sale of subsidiary and subsidiaries held for sale	(20)	—	—	—	—	—	—	(20)
Earnings before income taxes	$4,192	$2,161	$791	$1,544	$—	$4,496	$(1,074)	$7,614
Total assets	$120,760	$95,482	$34,666	$57,031	$—	$187,179	$(8,630)	$299,309
Purchases of property, equipment and capitalized software	211	256	398	126	—	780	—	991
Depreciation and Amortization	217	283	332	209	—	824	—	1,041
(a)     Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2025
Revenues - unaffiliated customers:
Premiums	$248,456	$14,962	$—	$—	$—	$14,962	$—	$263,418
Products	—	191	133	39,572	—	39,896	—	39,896
Services	7,665	12,114	4,556	3,430	—	20,100	—	27,765
Total revenues - unaffiliated customers	256,121	27,267	4,689	43,002	—	74,958	—	331,079
Total revenues - affiliated customers	—	47,785	9,588	70,122	(3,770)	123,725	(123,725)	—
Investment and other income	1,669	1,362	96	146	—	1,604	—	3,273
Total revenues	$257,790	$76,414	$14,373	$113,270	$(3,770)	$200,287	$(123,725)	$334,352
Total operating costs (a)	$248,684	$73,909	$11,708	$108,962	$(3,770)	$190,809	$(123,725)	$315,768
Earnings from operations	$9,106	$2,505	$2,665	$4,308	$—	$9,478	$—	$18,584
Interest expense	—	—	—	—	—	—	(3,028)	(3,028)
Loss on sale of subsidiary and subsidiaries held for sale	(139)	—	—	—	—	—	—	(139)
Earnings before income taxes	$8,967	$2,505	$2,665	$4,308	$—	$9,478	$(3,028)	$15,417
Total assets	$130,492	$100,895	$33,846	$62,528	$—	$197,269	$(12,492)	$315,269
Purchases of property, equipment and capitalized software	626	867	895	286	—	2,048	—	2,674
Depreciation and Amortization	661	892	1,054	637	—	2,583	—	3,244
Nine Months Ended September 30, 2024
Revenues - unaffiliated customers:
Premiums	$214,867	$17,460	$—	$—	$—	$17,460	$—	$232,327
Products	—	205	123	36,423	—	36,751	—	36,751
Services	7,339	12,006	4,807	2,590	—	19,403	—	26,742
Total revenues - unaffiliated customers	222,206	29,671	4,930	39,013	—	73,614	—	295,820
Total revenues - affiliated customers	—	48,641	8,887	58,208	(3,275)	112,461	(112,461)	—
Investment and other income	1,870	1,386	159	236	—	1,781	—	3,651
Total revenues	$224,076	$79,698	$13,976	$97,457	$(3,275)	$187,856	$(112,461)	$299,471
Total operating costs (a)	$211,465	$73,719	$12,149	$93,360	$(3,275)	$175,953	$(112,461)	$274,957
Earnings from operations	$12,611	$5,979	$1,827	$4,097	$—	$11,903	$—	$24,514
Interest expense	—	—	—	—	—	—	(2,903)	(2,903)
Loss on sale of subsidiary and subsidiaries held for sale	(8,331)	—	—	—	—	—	—	(8,331)
Earnings before income taxes	$4,280	$5,979	$1,827	$4,097	$—	$11,903	$(2,903)	$13,280
Total assets	$120,760	$95,482	$34,666	$57,031	$—	$187,179	$(8,630)	$299,309
Purchases of property, equipment and capitalized software	581	724	987	295	—	2,006	—	2,587
Depreciation and Amortization	673	832	958	595	—	2,385	—	3,058
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
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. Continued increased medical costs may impact both future pricing and benefit design, including for our individual exchange products in markets where we choose to remain, and result in shifts between product categories for our employer benefits. These potential changes, along with certain regulatory impacts, may result in decreased membership in future periods.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties,” and we have observed increased care patterns as discussed below in “Medical Cost Trends,” which may impact pricing and benefit design in future periods.

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
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. We have observed increased care patterns, more notably related to physician and outpatient care, and to a lesser extent inpatient and emergency room utilization, that are above what we expected and contemplated in our pricing and benefits design. We have also observed an increase in health care unit costs and in the intensity of services delivered, driven by increases in provider pricing and additional services bundled per visit. Additionally, the member profile of newly added patients under value-based care arrangements, people served in Medicare Advantage in markets where other have plans exited, and people served within our individual exchange business have contributed to increased medical costs. These trends may continue in future periods.
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
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend, with the Final Notice for 2026 beginning to approach the industry forward medical cost trend. Additionally, increased medical costs in 2025, which are significantly above initial cost trend estimates, adds to the compounding impact of the previous multi-year rate shortfalls creating sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have resulted and will continue to result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2025 year-over-year operating comparisons to third quarter 2024 and other financial results.
•Consolidated revenues grew 12%, UnitedHealthcare revenues grew 16% and Optum revenues grew 8%.
•UnitedHealthcare served 795,000 more people, primarily driven by growth in Medicare Advantage.
•Consolidated earnings from operations of $4.3 billion compared to $8.7 billion last year, with 2025 impacted by elevated medical cost trend and 2024 impacted by the Change Healthcare cyberattack.
•Diluted earnings per common share were $2.59.
•Cash flows from operations for the nine months ended September 30, 2025 were $18.6 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues:
Premiums	$88,979	$77,442	$11,537	15%	$263,418	$232,327	$31,091	13%
Products	13,296	12,631	665	5	39,896	36,751	3,145	9
Services	9,754	9,104	650	7	27,765	26,742	1,023	4
Investment and other income	1,132	1,643	(511)	(31)	3,273	3,651	(378)	(10)
Total revenues	113,161	100,820	12,341	12	334,352	299,471	34,881	12
Operating costs:
Medical costs	79,958	65,957	14,001	21	231,954	197,150	34,804	18
Operating costs	15,223	13,280	1,943	15	42,595	40,519	2,076	5
Cost of products sold	12,566	11,834	732	6	37,975	34,230	3,745	11
Depreciation and amortization	1,099	1,041	58	6	3,244	3,058	186	6
Total operating costs	108,846	92,112	16,734	18	315,768	274,957	40,811	15
Earnings from operations	4,315	8,708	(4,393)	(50)	18,584	24,514	(5,930)	(24)
Interest expense	(1,003)	(1,074)	71	(7)	(3,028)	(2,903)	(125)	4
Loss on sale of subsidiary and subsidiaries held for sale	(83)	(20)	(63)	315	(139)	(8,331)	8,192	(98)
Earnings before income taxes	3,229	7,614	(4,385)	(58)	15,417	13,280	2,137	16
Provision for income taxes	(686)	(1,356)	670	(49)	(2,828)	(3,822)	994	(26)
Net earnings	2,543	6,258	(3,715)	(59)	12,589	9,458	3,131	33
Earnings attributable to noncontrolling interests	(195)	(203)	8	(4)	(543)	(596)	53	(9)
Net earnings attributable to UnitedHealth Group common shareholders	$2,348	$6,055	$(3,707)	(61)%	$12,046	$8,862	$3,184	36%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$2.59	$6.51	$(3.92)		$13.21	$9.53	$3.68
Medical care ratio (a)	89.9%	85.2%	4.7%		88.1%	84.9%	3.2%
Operating cost ratio	13.5	13.2	0.3		12.7	13.5	(0.8)
Operating margin	3.8	8.6	(4.8)		5.6	8.2	(2.6)
Tax rate	21.2	17.8	3.4		18.3	28.8	(10.5)
Net earnings margin (b)	2.1	6.0	(3.9)		3.6	3.0	0.6
Return on equity (c)	9.9%	26.3%	(16.4)		17.0%	13.2%	3.8
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
Medical Costs and MCR
Medical costs increased primarily due to the IRA-driven impacts on Medicare Part D plans, elevated medical cost trend and growth in people served through Medicare Advantage and those with higher acuity needs. The MCR increased as a result of the revenue effects of the Medicare funding reductions, elevated medical cost trend, the member profile of newly added patients under value-based care arrangements, the seasonal impacts of the IRA on Medicare Part D and the impacts of market morbidity changes on our individual exchange offerings. For the nine months ended September 30, 2025, the MCR also increased due to decreased favorable reserve development, partially offset by the incremental medical costs for accommodations made to care providers in 2024 as a result of the Change Healthcare cyberattack. The acceleration of anticipated future losses related to our individual exchange offerings recorded in the second quarter of 2025 decreased the MCR for the three months ended September 30, 2025 and increased the MCR for the nine months ended September 30, 2025.
Operating Cost Ratio
The operating cost ratio for the three months ended September 30, 2025, increased primarily due to decreased gains related to business portfolio refinement, business mix and investments to support future growth; partially offset by the revenue impacts of government programs, including the IRA-driven impacts on Medicare Part D plans and operating cost management. For the nine months ended September 30, 2025 the operating cost ratio decreased due to the revenue impacts of government programs, including the IRA-driven impacts on Medicare Part D plans; operating cost management and our direct response efforts to the Change Healthcare cyberattack in 2024; partially offset by business mix, investments to support future growth and decreased gains related to business portfolio refinement.
Tax Rate
The effective income tax rate decreased for the nine months ended September 30, 2025 due to non-deductible losses on the sale of subsidiary and subsidiaries held for sale in 2024.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
UnitedHealthcare	$87,070	$74,853	$12,217	16%	$257,790	$224,076	$33,714	15%
Optum Health	25,900	25,917	(17)	—	76,414	79,698	(3,284)	(4)
Optum Insight	4,915	4,931	(16)	—	14,373	13,976	397	3
Optum Rx	39,679	34,207	5,472	16	113,270	97,457	15,813	16
Optum eliminations	(1,317)	(1,130)	(187)	17	(3,770)	(3,275)	(495)	15
Optum	69,177	63,925	5,252	8	200,287	187,856	12,431	7
Eliminations	(43,086)	(37,958)	(5,128)	14	(123,725)	(112,461)	(11,264)	10
Consolidated revenues	$113,161	$100,820	$12,341	12%	$334,352	$299,471	$34,881	12%
Earnings from operations
UnitedHealthcare	$1,805	$4,212	$(2,407)	(57)%	$9,106	$12,611	$(3,505)	(28)%
Optum Health	255	2,161	(1,906)	(88)	2,505	5,979	(3,474)	(58)
Optum Insight	706	791	(85)	(11)	2,665	1,827	838	46
Optum Rx	1,549	1,544	5	—	4,308	4,097	211	5
Optum	2,510	4,496	(1,986)	(44)	9,478	11,903	(2,425)	(20)
Consolidated earnings from operations	$4,315	$8,708	$(4,393)	(50)%	$18,584	$24,514	$(5,930)	(24)%
Operating margin
UnitedHealthcare	2.1%	5.6%	(3.5)%		3.5%	5.6%	(2.1)%
Optum Health	1.0	8.3	(7.3)		3.3	7.5	(4.2)
Optum Insight	14.4	16.0	(1.6)		18.5	13.1	5.4
Optum Rx	3.9	4.5	(0.6)		3.8	4.2	(0.4)
Optum	3.6	7.0	(3.4)		4.7	6.3	(1.6)
Consolidated operating margin	3.8%	8.6%	(4.8)%		5.6%	8.2%	(2.6)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
UnitedHealthcare Employer & Individual - Domestic	$19,049	$18,985	$64	—%	$57,065	$55,470	$1,595	3%
UnitedHealthcare Employer & Individual - Global	826	769	57	7	2,427	2,892	(465)	(16)
UnitedHealthcare Employer & Individual - Total	19,875	19,754	121	1	59,492	58,362	1,130	2
UnitedHealthcare Medicare & Retirement	43,356	34,904	8,452	24	127,684	105,294	22,390	21
UnitedHealthcare Community & State	23,839	20,195	3,644	18	70,614	60,420	10,194	17
Total UnitedHealthcare revenues	$87,070	$74,853	$12,217	16%	$257,790	$224,076	$33,714	15%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2025	2024	2025 vs. 2024
Commercial:
Risk-based	8,440	8,900	(460)	(5)%
Fee-based	21,490	20,830	660	3
Total Commercial	29,930	29,730	200	1
Medicare Advantage	8,435	7,810	625	8
Medicaid	7,460	7,450	10	—
Medicare Supplement (Standardized)	4,300	4,340	(40)	(1)
Total Community and Senior	20,195	19,600	595	3
Total UnitedHealthcare - Medical	50,125	49,330	795	2%
Supplemental Data:
Medicare Part D stand-alone	2,795	3,055	(260)	(9)%
South American businesses held for sale	1,160	1,335	(175)	(13)%
UnitedHealthcare’s revenues increased due to the IRA-driven impacts on Medicare Part D plans and growth in the number of people served through Medicare Advantage, fee-based commercial offerings and those with higher acuity needs, partially offset by decreased people served through risk-based commercial offerings and Medicaid offerings.
Earnings from operations decreased primarily due to the impacts of Medicare Advantage funding reductions, elevated medical cost trend, the impacts of market morbidity changes on our individual exchange offerings and other write-offs and settlements. For the three months ended September 30, 2025, decreased earnings from operations was also due to the seasonal impact of the IRA on Medicare Part D. For the nine months ended September 30, 2025, decreased earnings from operations was partially offset by the seasonal impact of the IRA on Medicare Part D and the incremental medical costs for accommodations to support care providers in 2024 as a result of the Change Healthcare cyberattack. The acceleration of anticipated future losses related to our individual exchange offerings recorded in the second quarter of 2025 increased earnings from operations for the three months ended September 30, 2025 and decreased operating earnings for the nine months ended September 30, 2025.
Optum
Total revenues increased primarily due to growth at Optum Rx. For the nine months ended September 30, 2025, increased revenues were partially offset by Optum Health. Earnings from operations decreased due to Optum Health, partially offset by the impacts of the Change Healthcare cyberattack in 2024. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to the conversion of risk-based contracts, Medicare Advantage funding reductions and the profile of members served, partially offset by growth in patients served under value-based arrangements. Earnings from operations decreased due to Medicare Advantage funding reductions, the member profile of newly added patients under value-based care arrangements, elevated medical cost trends and decreased gains related to business portfolio refinement, partially offset by cost management initiatives. For the three months ended September 30, 2025 decreased earnings from operations was also due to lower investment income, partially offset by decreased contractual settlements. For the nine months ended September 30, 2025, decreased earnings from operations was also partially offset by the incremental medical costs for accommodations to support care providers in 2024 as a result of the Change Healthcare cyberattack. Optum Health served approximately 96 million people and 104 million people as of September 30, 2025 and September 30, 2024, respectively.
Optum Insight
Revenues and earnings from operations at Optum Insight decreased for the three months ended September 30, 2025 due to lower volumes within business services, partially offset by growth in technology services and decreased impacts related to the Change Healthcare cyberattack. Revenues and earnings from operations increased for the nine months ended September 30, 2025 due to decreased impacts related to the Change Healthcare cyberattack and growth in technology services, partially offset by lower volumes within business services.

Optum Rx
Revenues at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations increased due to the factors impacting revenue and operating cost efficiencies, partially offset by decreased investment income. Optum Rx fulfilled 414 million and 407 million adjusted scripts in the third quarters of 2025 and 2024, respectively.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2025	2024	2025 vs. 2024
Sources of cash:
Cash provided by operating activities	$18,589	$21,835	$(3,246)
Issuances of short-term borrowings and long-term debt, net of repayments	2,438	15,120	(12,682)
Proceeds from common stock issuances	803	1,611	(808)
Sales and maturities of investments, net of purchases	1,657	1,852	(195)
Repayments of care provider loans - cyberattack	1,543	3,189	(1,646)
Total sources of cash	25,030	43,607	(18,577)
Uses of cash:
Common stock repurchases	(5,545)	(4,028)	(1,517)
Cash paid for acquisitions and other transactions, net of cash assumed	(4,436)	(11,674)	7,238
Purchases of property, equipment and capitalized software	(2,674)	(2,587)	(87)
Cash dividends paid	(5,914)	(5,601)	(313)
Loans to care providers - cyberattack	—	(8,904)	8,904
Customer funds administered	(1,792)	(1,059)	(733)
Other	(2,767)	(2,497)	(270)
Total uses of cash	(23,128)	(36,350)	13,222
Effect of exchange rate changes on cash and cash equivalents	25	(30)	55
Increase in cash and cash equivalents, including cash within businesses held for sale	$1,927	$7,227	$(5,300)
Less: net increase in cash within businesses held for sale	(29)	(254)	225
Net increase in cash and cash equivalents	$1,898	$6,973	$(5,075)
2025 Cash Flows Compared to 2024 Cash Flows
Decreased cash flows provided by operating activities were driven by decreased net earnings, partially offset by changes in working capital accounts and the impacts of the Change Healthcare cyberattack in 2024. Other significant changes in sources or uses of cash year-over-year included net repayments of loans to care providers in response to the Change Healthcare cyberattack and decreased cash paid for acquisitions and other transactions, offset by decreased net issuances of short-term borrowings and long-term debt, increased share repurchases, decreased proceeds from common stock issuances and decreased customer funds administered.
Financial Condition
As of September 30, 2025, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $76.3 billion included approximately $27.2 billion of cash and cash equivalents (of which $1.2 billion was available for general corporate use), $46.8 billion of debt securities and $2.2 billion of investments in marketable equity securities. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Our available-for-sale debt securities portfolio had a weighted-average duration of 4.3 years and a weighted-average credit rating of “Double A” as of September 30, 2025. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2024 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. During the nine months ended September 30, 2025, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2024 10-K. As of September 30, 2025, we were in compliance with the various covenants under our bank credit facilities.
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
Credit Ratings. Our credit ratings as of September 30, 2025 were as follows:

	Moody’s		S&P Global		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A2	Negative	A+	Negative	A	Negative	A-	Stable
Commercial paper	P-1	n/a	A-1	n/a	F1	n/a	AMB-1	n/a
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
Regulatory Capital. As a result of an increased MCR impacting our regulated insurance and HMO subsidiaries, the specified levels of required statutory capital required to be maintained are expected to increase. We entered into various agreements with reinsurers that could limit our risk of loss under certain circumstances, thus reducing our capital and surplus requirements. These agreements do not qualify for reinsurance accounting and are therefore accounted for under deposit accounting.
While we continue to maintain significant levels of excess statutory capital in our subsidiaries, the amount of dividends our subsidiaries are able to pay to their parent companies during the remainder of 2025 will be impacted. During the nine months ended September 30, 2025, our domestic insurance and HMO subsidiaries paid their parent companies dividends, net of capital infusions, of $841 million.
Share Repurchase Program. During the nine months ended September 30, 2025, we repurchased approximately 12.1 million shares of common stock at an average price of $454.82 per share. As of September 30, 2025, we had Board of Directors’ authorization to purchase up to 21.0 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2025 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2025
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$728	$576	$(4,249)	$(9,525)
1	364	288	(2,170)	(5,160)
(1)	(364)	(273)	2,210	6,284
(2)	(728)	(544)	4,421	13,949
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no repurchases of the Company’s common stock during the three months ended September 30, 2025. As of September 30, 2025, the Company had 21 million shares remaining available under its share repurchase authorization.
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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
Employment Agreement, effective as of September 2, 2025, between United HealthCare Services, Inc. and Wayne S. DeVeydt (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 31, 2025).

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	Dated:	October 28, 2025
Stephen Hemsley

/s/ WAYNE DEVEYDT	Chief Financial Officer (principal financial officer)	Dated:	October 28, 2025
Wayne DeVeydt

/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	October 28, 2025
Thomas Roos