Form 10-K
period 2025-12-31
UNITEDHEALTH GROUP INC
filed 2026-03-02
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number: 1-10864
______________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was $281,907,836,350 (based on the last reported sale price of $311.97 per share on June 30, 2025 as reported on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of February 20, 2026, there were 907,675,839 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
UnitedHealthcare offers a full range of health benefits, designed to simplify the health care experience and make it more affordable for consumers to access high-quality care. UnitedHealthcare Employer & Individual serves consumers and employers, ranging from individuals and sole proprietorships to large, multi-site and national employers and public sector employers. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits to seniors and other Medicare eligible consumers. UnitedHealthcare Community & State serves consumers who are economically disadvantaged, the medically underserved and those without the benefit of employer sponsored health benefits coverage.
We have four reportable segments:
•Optum Health;
•Optum Insight;
•Optum Rx; and
•UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State.
2026 Business Realignment
On January 1, 2026, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health, will now be included in Optum Insight. Our reportable segments will remain unchanged, with prior period segment financial information being recast to conform to the 2026 presentation, beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the Securities and Exchange Commission (SEC).

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
Optum Health
Optum Health provides comprehensive and patient-centered care, addressing the physical, mental, social, and financial well-being of 95 million consumers and serves more than 100 health payer partners. We engage people in the most appropriate care settings, including clinical sites, in-home and virtual. Optum Health delivers primary, specialty and surgical care; helps patients and providers navigate and address complex, chronic and behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth and remote patient monitoring, and innovative health care financial services. Optum Health works directly with patients, consumers, care delivery systems, providers, employers, payers, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care. Optum Health enables care providers to transition from traditional fee-for-service payment models to performance-based delivery and payment models designed to improve patient health outcomes and experience through value-based care.
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
Optum Financial, including Optum Bank, serves consumers through nearly 26 million consumer accounts with more than $27 billion in assets under management as of December 31, 2025. Organizations across the health system rely on Optum Financial to manage and improve payment flows through its highly automated, scalable, end-to-end digital payment and financing systems and integrated card solutions. For financial services offerings, Optum Financial charges fees and earns investment and interest income on managed funds and loans.
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
Many of Optum Insight’s software and information products and professional services are delivered over extended periods, often several years. Optum Insight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience with Optum Insight’s customers. Optum Insight’s aggregate backlog as of December 31, 2025 was approximately $31.1 billion, of which $18.3 billion is expected to be realized within the next 12 months. The aggregate backlog includes $12.9 billion related to affiliated agreements. Optum Insight’s aggregate backlog as of December 31, 2024, was $32.8 billion, including $12.5 billion related to affiliated agreements.
Optum Insight’s products and services are sold primarily through a direct sales force. Optum Insight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface Optum Insight’s products with their applications.
Optum Rx
Optum Rx provides a full spectrum of pharmacy care services through its network of approximately 64,000 retail pharmacies, through home delivery, specialty and community health pharmacies, the provision of in-home and community-based infusion services and through rare disease and gene therapy support services. It also offers direct-to-consumer solutions.
Optum Rx manages a broad range of prescription drug spend, including widely available retail drugs as well as limited and ultra-limited distribution drugs in oncology, human immunodeficiency virus, pain management and ophthalmology. Optum Rx serves the growing pharmacy needs of people with behavioral health and substance use disorders. In 2025, Optum Rx managed $188 billion in pharmaceutical spending, including nearly $87 billion in specialty pharmaceutical spending.
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
UnitedHealthcare Employer & Individual
Domestically, UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, and individuals. As of December 31, 2025, UnitedHealthcare Employer & Individual provides access to medical services for 29.7 million people.
UnitedHealthcare Employer & Individual offers risk-based products under which it assumes responsibility for medical and administrative costs in exchange for a monthly premium, typically a fixed rate per individual served for a one-year period. For customers that elect to self-fund the health care costs and retain the financial risk of medical benefits for their employees and dependents, UnitedHealthcare Employer & Individual provides administrative and management services. These services include coordination of medical and related services, transaction processing and access to a contracted network of physicians, hospitals and other health care providers, including providers of dental and vision services. The business focuses on delivering customized benefit solutions and clinical programs designed to help employers and individuals manage costs while maintaining quality coverage and supporting health and well-being, with the shared goal of improving outcomes for patients and the health system.
UnitedHealthcare Employer & Individual distributes its products through a variety of channels, depending on the specific product. These channels include consultants or direct sales, brokers and agents, wholesale agents or agencies that contract with health insurance carriers to distribute individual or group benefits, professional employer organizations and associations, and both multi-carrier and proprietary private exchange marketplaces.
UnitedHealthcare Employer & Individual provides employer-sponsored health benefits, as well as individual and family plans through portfolio of products which include consumer engagement products, such as high-deductible consumer driven benefit plans and a variety of innovative consumer centric products; traditional products; clinical and pharmacy products; and specialty benefits, such as vision, dental, accident protection, critical illness, disability and hospital indemnity offerings.
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

Major product categories include:
Medicare Advantage. Provides health care coverage for seniors and other eligible Medicare beneficiaries through the Medicare Advantage program administered by the Centers for Medicare & Medicaid Services (CMS), including Medicare Advantage HMO plans, Preferred Provider Organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health benefits coverage in exchange for a fixed monthly premium per member from CMS plus, in some cases, monthly consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which individuals reside; demographic factors such as age, gender and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement served 8.4 million people through its Medicare Advantage products as of December 31, 2025.
We have continued to enhance our offerings, focusing on more digital and physical care resources in the home, expanding our concierge navigation services and enabling the home as a safe and effective setting for care. For example, through our HouseCalls program, nurse practitioners performed 3.1 million clinical preventive home care visits in 2025 to address unmet care opportunities and close gaps in care.
Medicare Part D. Provides Medicare Part D benefits to beneficiaries through its Medicare Advantage and stand-alone Medicare Part D plans. The stand-alone Medicare Part D plans address a large spectrum of people’s needs and preferences for their prescription drug coverage, including low-cost prescription options. As of December 31, 2025, UnitedHealthcare enrolled 10.4 million people in the Medicare Part D programs, including 2.8 million individuals in stand-alone Medicare Part D plans, with the remainder in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. Provides a full range of supplemental products at diverse price points. These products cover various levels of coinsurance and deductible gaps to which seniors are exposed in the traditional Medicare program. UnitedHealthcare Medicare & Retirement served 4.3 million seniors nationwide through various Medicare Supplement products as of December 31, 2025.
Premium revenues from CMS represented 44% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2025, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs caring for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, typically in exchange for a monthly premium per member from the state program. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, including Temporary Assistance to Needy Families; Children’s Health Insurance Programs (CHIP); Dual SNPs (DSNPs); Long-Term Services and Supports (LTSS); Aged, Blind and Disabled; and other federal, state and community health care programs. As of December 31, 2025, UnitedHealthcare Community & State participated in programs in 32 states and the District of Columbia, and served nearly 7.4 million people; including 1.2 million people through Medicaid expansion programs in 19 states under the Patient Protection and Affordable Care Act (ACA).
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
GOVERNMENT REGULATION
Our businesses are subject to comprehensive U.S. federal and state and international laws and regulations. We are regulated by government agencies, which generally have discretion to issue regulations and interpret and enforce laws and regulations. U.S. federal and state and international governments continue to consider and enact various legislative and regulatory proposals which could materially impact certain aspects of the health care system and our operations. New laws and regulations, or changes in the interpretation of existing laws and regulations, including as a result of changes in the political environment, could adversely affect our businesses.
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
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations which require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We file reports annually with Connecticut, our lead regulator, and with New York, as required by the state’s regulation.
Our health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain affiliated transactions and general business operations. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material affiliated transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws and regulations may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies.
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, Managed Care Organization (MCO), utilization review (UR), behavioral health, TPA, pharmacy care services, durable medical equipment or care provider-related regulations and licensure requirements. These regulations differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. Health care-related laws and regulations set specific standards for delivery of services, mental health parity, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distribution laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies which oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our beneficiaries dually eligible for Medicare and Medicaid. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
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
Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices, which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. In addition, some states have begun to consider new laws to expand or change the scope of corporate practice of medicine laws. Any such changes could adversely impact how we structure transactions and contract with and support physicians in those states.
Pharmacy and Pharmacy Benefits Management (PBM) Regulations
Optum Rx’s businesses include home delivery, specialty and compounding pharmacies, as well as clinic-based pharmacies which must be licensed as pharmacies in the states in which they are located. Certain of our pharmacies must also register with the U.S. Drug Enforcement Administration (DEA) and individual state controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we also are required to comply with laws and regulations in some non-resident states where we deliver pharmaceuticals, including those requiring us to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with their laws if pharmaceuticals are delivered within those states. Additionally, certain of our pharmacies which participate in programs for Medicare and state Medicaid providers are required to comply with applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our pharmacy care services businesses.
Federal and state legislation regulating PBM activities affects both our ability to limit access to a pharmacy provider network or remove network providers. Many states limit our ability to manage and establish maximum allowable costs for generic prescription drugs and regulate various pharmacy reimbursement measures. With respect to formulary services, a number of government entities, including CMS, HHS and state departments of insurance, regulate the administration of prescription drug benefits offered through federal or state exchanges. Many states also regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. These regulations could limit or preclude (i) certain plan designs, (ii) limited networks, (iii) use of particular care providers or distribution channels, (iv) copayment differentials among providers and (v) formulary tiering practices.
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
Certain laws, such as the Telephone Consumer Protection Act, give the FTC, the Federal Communications Commission (FCC) and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action to enforce those laws. Violations of these laws could result in substantial statutory penalties and other sanctions.
Banking Regulation
Optum Bank is subject to supervision and regulation by the Utah State Department of Financial Institutions, which carries out annual examinations to ensure the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. Optum Bank is also subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation (FDIC), which performs annual examinations to ensure the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. In the event of unfavorable examination results or an enforcement action from these state or federal agencies, the bank could become subject to civil litigation, increased operational expenses and capital requirements, enhanced governmental oversight, monetary penalties and other sanctions.
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

HUMAN CAPITAL RESOURCES
As of December 31, 2025, we had more than 390,000 employees, of whom nearly 165,000 were clinical professionals.
Our employees are guided by our mission to help people live healthier lives and help make the health system work better for everyone. Our mission and cultural values of integrity, compassion, inclusion, relationships, innovation and performance align with our long-term business strategy to increase access to care, make care more affordable, enhance the care experience and improve health outcomes. Our mission and values attract individuals who are determined to make a difference – individuals whose talent, innovation, engagement and empowerment are critical in our ability to achieve our mission.
We seek to maintain an inclusive environment where people of diverse talents, backgrounds, experiences and perspectives make us better. We promote an inclusive culture and a sense of belonging throughout our organization and operations, including in our talent acquisition and talent management practices; leadership development; careers; learning and skills; and systems and processes. We prioritize equal pay by objectively and regularly evaluating and reviewing our compensation practices by performance, experience, and other relevant measures.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our executive officers as of March 2, 2026, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen Hemsley	73	Chair and Chief Executive Officer
Wayne DeVeydt	56	Chief Financial Officer
Dr. Patrick Conway	51	Chief Executive Officer, Optum
Erin McSweeney	61	Executive Vice President and Chief People Officer
Timothy Noel	54	Chief Executive Officer, UnitedHealthcare
Thomas Roos	53	Senior Vice President and Chief Accounting Officer
Christopher Zaetta	54	Executive Vice President and Chief Legal Officer and Corporate Secretary
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification.
Stephen Hemsley has served as Chief Executive Officer and Chair of the Board of UnitedHealth Group since May 2025. Steve previously served as Non-Executive Chair of the Board from November 2019 to May 2025, Executive Chair of the Board from September 2017 to November 2019, Chief Executive Officer from November 2006 to August 2017, President from May 1999 to November 2014, and Chief Operating Officer from November 1998 to November 2006. He joined the Company in 1997 and has been a member of the Board of Directors since 2000.
Wayne DeVeydt has served as Chief Financial Officer of UnitedHealth Group since September 2025. Prior to joining UnitedHealth Group, Wayne was Managing Director of Bain Capital, a private investment firm, from March 2022 to August 2025. Wayne previously served as Chief Executive Officer, from January 2018 to January 2020, and Executive Chairman of the Board of Directors, from January 2020 to August 2025, of Surgery Partners, an operator of surgical facilities and ancillary services, and Executive Vice President and Chief Financial Officer of Elevance Health (formerly known as Anthem), a health benefits and insurance provider, from 2007 to June 2016.
Dr. Patrick Conway has served as Chief Executive Officer of Optum since May 2025. Previously, Patrick served as Optum Rx’s Chief Executive Officer and held numerous leadership roles since joining UnitedHealth Group in February 2020, including service as Chief Executive Officer of Optum Health Care Solutions. Prior to joining UnitedHealth Group, Patrick held prominent senior leadership positions in the private and public sector and clinical settings, including service as Chief Medical Officer and acting administrator at Centers for Medicare and Medicaid Services, and as director of the CMS Innovation Center.
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
The risks and uncertainties discussed below are not the only risks we may face. There may be risks and uncertainties not currently known to us or that we may deem to be immaterial that could materially and adversely affect our business, results of operations, financial position, cash flows and prospects.

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
We manage medical costs through underwriting criteria, product design, negotiation of competitive provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Although we base the premiums we charge on our estimates of future medical costs over the fixed contract period, many factors may cause, and have previously caused, actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased provider billing intensity, business mix, unexpected differences among new customer populations, increased cost of individual services, costs to deliver care, large-scale medical emergencies, the potential effects of climate change, pandemics, the introduction of new or costly drugs or increases in drug prices, treatments and technology, new treatment guidelines, newly mandated benefits or other regulatory changes and insured population characteristics. Cost increases in excess of our forecasts typically cannot be recovered in the fixed premium period through higher premiums. For Optum Health’s fully accountable value-based care, any inability to provide higher-quality outcomes and better experiences at lower costs or to integrate our care delivery models could impact our results of operations, financial positions and cash flows.
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
Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate, incomplete, outdated or unreliable or if we fail to effectively maintain or protect the integrity of our data and information systems, including systems powered by or incorporating artificial intelligence (AI), we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences.
The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. We depend on the integrity of the data in our information systems to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and accurately report our results of operations. In addition, increasing connectivity among technologies and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices and new tools and products that leverage AI to improve the customer experience. We anticipate that fast-evolving AI technologies, including generative AI, will play an increasingly important role in our information systems and customer-facing technology products. Our ability to protect and enhance existing systems and develop new systems to keep pace with changes in information processing technology (including AI), regulatory standards and changing customer preferences will require our ongoing commitment of significant development and operational resources. If these commitments fail to provide the anticipated benefits, if we are unable to successfully anticipate future technology developments, or if the cost to keep pace with the technological changes exceeds our estimates, we could be exposed to reputational harm and experience adverse effects on our business.
We may not successfully implement our initiatives to consolidate the number of information systems we operate, upgrade and expand our systems’ capabilities, integrate and enhance our systems and develop new systems to keep pace with recent regulations and changes in information processing technology. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs.
Some of our businesses sell and install software products which may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a fully-integrated fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.
Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and health information technologies, including those powered by or incorporating AI, may alter the competitive landscape or impose new compliance requirements and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in our markets.
If we or third parties we rely on sustain cyberattacks or other privacy or data security incidents resulting in disruption to our operations or the misappropriation or disclosure of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, negative operational effects, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyberattacks and other security threats and have previously been, and may in the future be, subject to compromises of the information technology systems we use, information we hold, or information held on our behalf by third parties. For example, we previously reported that our Change Healthcare business, which we had recently acquired, was subject to a cyberattack in 2024, in which the data involved contained protected health information or personally identifiable information.
While we have programs in place to detect, contain and respond to data security incidents and provide employees with awareness training regarding phishing, malware and other cyber threats as a protection against cybersecurity risks and incidents, we expect that we will continue to experience incidents, some of which may negatively affect our business. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, in part due to use of evolving AI technologies (including generative AI), and because our businesses are changing as well, we may be unable to anticipate these techniques and threats, timely detect data security incidents or implement adequate preventive measures. Threat actors and hackers have previously been, and may in the future be, able to negatively affect our operations by penetrating our security controls and causing system and operational disruptions or shutdowns. They may access, misappropriate or otherwise compromise protected personal information or our proprietary or confidential information or that of third parties, and may develop and deploy malicious code (including viruses, ransomware and malware, among others) that can attack our systems, exploit security vulnerabilities, and disrupt or shut down our systems and operations. In addition, hardware, software, or applications we develop or procure from third parties may contain defects or other problems which could unexpectedly compromise our information technology ecosystem. Our systems may also be vulnerable to financial fraud schemes, misplaced or lost data, human error, insider threat, malicious social engineering, or other events which could negatively affect the data or financial accounts, proprietary or confidential information relating to our business or third parties, or our operations. There have previously been and may be in the future heightened vulnerabilities due to recently-acquired or non-integrated businesses. We rely in some circumstances on third-party vendors to process, store and transmit large amounts of data for our business. The operations of these vendors are subject to similar risks, but are outside our direct oversight and control.
The costs to eliminate or address these threats and vulnerabilities before or after a cybersecurity incident could be material. We have business continuity and resiliency plans which we maintain, update and test regularly in an effort to contain and remediate potential disruptions from cybersecurity events. If our prevention and remediation efforts are not successful, we may experience operational interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, compromises of our security measures or the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties, previously and in the future, could expose us or them to the risk of financial or medical identity theft, negative operational impacts, and loss or misuse of this information, result in litigation and liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.
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
In any particular market, physicians and health care providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician and hospital organizations or multi-specialty physician groups, may have significant market positions which could diminish our bargaining power. In addition, Accountable Care Organizations (ACOs), physician group management services organizations (which aggregate physician practices for administrative efficiency), and other organizational structures adopted by physicians, hospitals and other care providers may change the way in which these providers do business with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our business, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way we price our products and estimate our costs, which might require us to incur costs to change our operations in an effort to mitigate these impacts. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
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
Some providers that render services to our members do not have contracts with us. In some instances, those providers have disputed and may in the future dispute the payment for these services and may institute litigation or arbitration relying on state and federal laws that define the compensation that must be paid to out-of-network providers in some circumstances.
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
Our businesses face significant competition in all of the markets in which we operate. In many geographies or product segments, our competitors have and may continue to have competitive advantages. Our competitive position may also be adversely affected by significant merger and acquisition activity in the industries in which we operate, among both our competitors and suppliers. Consolidation among competitors may make it more difficult for us to retain or increase our customer base, maintain or improve the terms on which we do business with our suppliers, or maintain or increase our profitability.
In addition, our success in the health care marketplace and future growth depends on our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands. If we do not continue to innovate and provide products and services which are useful and relevant to health care payers, consumers and our customers, we may not remain competitive and risk losing market share to existing competitors and disruptive new market entrants. We may face risks from new technologies and market entrants that could affect our existing relationship with health plan enrollees in the affected markets. We could sustain competitive disadvantages and loss of market share if we fail to continue developing innovative care models, including by accelerating the transition of care to value-based models that achieve higher quality outcomes and better experiences at lower costs and expand access to virtual and in-home care. If health care payers or providers are unwilling or unable to enter into value-based agreements with us, we may be unable to successfully establish or maintain the contractual or employment relationships necessary to achieve the quality and cost objectives we have for value-based contracting. Additionally, our competitive position could be adversely affected by any failure to develop and apply innovative technologies and other effective data and analytics capabilities or to provide services to our clients focused on these technologies and capabilities.
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
We are routinely subject to private party and governmental legal actions and investigations, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of private party and governmental legal actions and investigations related to, among other matters, the design, management and delivery of our product and service offerings. Any failure by us to adhere to the laws and regulations applicable to our businesses could subject us to civil and criminal penalties.
Legal actions to which we are a party have included and in the future could include matters related to health care benefits coverage and payment of claims (including disputes with enrollees, customers and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by personnel at our affiliates’ facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), antitrust claims (including as a result of changes in the enforcement of antitrust laws), whistleblower claims (including claims under the False Claims Act or similar statutes), matters related to our use of or alleged failure to adequately safeguard personal information or other proprietary data, claims related to alleged failure of our technology products to operate properly or fairly, contract and labor disputes, tax claims and claims related to disclosure of certain business practices. In addition, some of our pharmacy services operations are subject to clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. We also have been and in the future may be a party to class action lawsuits, including those brought by health care professional groups, consumers and investors. We operate in jurisdictions where contractual rights, tax positions and applicable regulations may be subject to varying degrees of interpretation or uncertainty, and therefore subject to dispute by customers, government authorities or others.
We are largely self-insured with regard to legal actions, including claims of medical malpractice against our affiliated physicians and us. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible the level of actual losses will significantly exceed the liabilities recorded. Additionally, physicians and other healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice and general professional liabilities. Even in states that have imposed caps on damages for such actions, litigants are seeking recoveries under theories of liability that might not be subject to the caps on damages. These actions involve significant defense costs and could result in substantial monetary damages or damage to our reputation.
We cannot predict the outcome of significant legal actions in which we are involved. Even in situations where we engage external insurers, our coverage may be disputed or may not be sufficient to cover the entire amount of certain claims. We incur expenses to resolve these matters and current and future legal actions could further increase our cost of doing business, require us to potentially change the way we conduct our business, and materially and adversely affect our results of operations, financial position and cash flows. Moreover, certain legal actions could result in adverse publicity which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.

Our increasing use of AI presents legal, regulatory and business risks to our operations, reputation and financial results.
We increasingly rely on technologies powered by or incorporating AI in our internal operations and in the delivery of products and services. While these technologies present opportunities to improve efficiency, enhance customer experience, and optimize clinical and administrative processes, they also entail risks and uncertainties. We have developed and implemented policies and procedures intended to promote and sustain the responsible design, development, and use of these technologies, consistent with industry best practices. However, to the extent an AI system does not operate as intended or produces an inaccurate, incomplete or biased output, the system could impact operations, customer service or other functions and could have an adverse effect on our business, reputation, results of operations, financial position and cash flows.
Our business could suffer, and our results of operations, financial position and cash flows could be materially and adversely affected, if we fail to successfully manage our strategic alliances, or to complete, manage or integrate acquisitions and other significant strategic transactions or relationships.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, governmental actions, such as actions by the FTC or DOJ or comparable non-U.S. regulatory bodies, may affect our ability to complete strategic transactions, which could adversely affect our future growth. If we fail to identify and successfully complete transactions to meet our strategic objectives, including as a result of antitrust regulatory enforcement actions, such as those that have been brought against us in the past, we may be required to expend resources to develop products and technology internally, be placed at a competitive disadvantage or be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.
Successful acquisitions also require us to effectively, comprehensively and expeditiously integrate the acquired business into our existing operations, including our internal control environment and culture, or otherwise leverage its operations which may present risks different from those presented by organic growth and may be difficult for us to manage. For example, we have experienced and in the future may encounter more acute information technology system vulnerabilities or different litigation risk profiles in recently acquired businesses than we have historically managed. We may be unable to address these vulnerabilities, inadequacies, differences, or failures soon after acquiring a business, which could undermine integration activities, delay launch of acquired products, and increase infrastructure risk. In addition, even with appropriate diligence, pre-acquisition practices of an acquired business have exposed us in the past and may expose us in the future to legal challenges and investigations that could subject us to criminal fines or reputational harm. Even if we are ultimately successful in resolving these matters, defending such claims may be costly and result in negative publicity. If we cannot successfully integrate our acquired businesses and realize contemplated revenue growth opportunities, cost savings and other synergies, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have had and could have an adverse effect on our business, results of operations, financial condition and financial performance.
Large-scale medical emergencies, pandemics, natural disasters, public health crises and other extreme events could have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and impair our ability to provide services to our clients and customers. In addition, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, and our clinical and non-clinical workforce could be affected and sustain a reduced capacity to handle demand for care. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enactment of emergency powers in response to public health crises could disrupt our business operations, including by restricting availability of, or our ability to deliver, pharmaceuticals or other medical supplies, and could increase the risk of shortages of necessary items.
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
A prolonged unfavorable economic environment could also adversely impact the financial position of hospitals and other care providers, which could negatively affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could have a material adverse effect on our financial results by impacting the customers of our Optum businesses, including health plans, hospitals, care providers, employers and others.
Our failure to attract, develop, retain, and manage the succession of key employees and executives could adversely affect our business, results of operations and future performance.
We depend on our ability to attract, develop and retain qualified employees and executives, including those with diverse talents, backgrounds, experiences and perspectives, to operate and expand our business. While we have development and succession plans in place for our key employees and executives, these plans do not guarantee that the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could suffer. Experienced and highly skilled employees and executives in the health care and technology industries are in high demand and the market for their services is competitive. We may have difficulty in replacing key executives because of the limited number of qualified individuals in these industries with the breadth of skills and experience required to operate and successfully expand our business. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for qualified employees and executive candidates. Adverse changes to our corporate culture could harm our business operations and our ability to retain key employees and executives.
Our investment and loan portfolio may sustain losses which could adversely affect our profitability.
Market fluctuations could impair the value of our investment and loan portfolio and our profitability. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities which constitute the substantial majority of the fair value of our investments as of December 31, 2025. In addition, a delay in payment of principal or interest by issuers or other borrowers, or defaults by issuers (primarily issuers of our investments in corporate and municipal bonds) or other borrowers, could reduce our investment income and require us to write down the value of our investments or loans, which could adversely affect our profitability and equity.
Our investments may not produce total positive returns and we may sell investments at prices which are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial or market conditions, illiquidity or otherwise, could have an adverse effect on our equity interests. In addition, if it should become necessary for us to liquidate a material portion of our investment and loan portfolio on an accelerated basis, such an action could have an adverse effect on our results of operations and the capital position of our regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, equity and credit ratings could be materially and adversely affected.
As of December 31, 2025, our goodwill and other intangible assets had a carrying value of $131 billion, representing 42% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses we acquire perform in a manner inconsistent with our assumptions. In addition, we divest businesses from time to time, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and equity in the period in which the impairment occurs. A material decrease in equity value could, in turn, adversely affect our credit ratings.
If we are not able to protect our proprietary rights to our databases, software and related products, or other intellectual property, our ability to market our knowledge and information-related businesses could suffer.
We rely on our agreements with customers, confidentiality agreements with employees and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, intellectual property rights inherent in software are the subject of substantial litigation, and we expect our software products to be increasingly subject to third-party infringement claims as the number of products and competitors in the health care-focused software industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services, which could materially and adversely affect our results of operations, financial position and cash flows.
Any downgrades in our credit ratings could increase our borrowing and operating costs.
Claims paying ability, financial strength and debt ratings by nationally recognized statistical rating organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used by customers and creditors. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. We have been the subject of downgrades and other negative credit rating actions in past periods, and may not be able to maintain our current credit ratings in future periods. Any downgrades in our credit ratings could materially increase our costs of or ability to access funds in the debt capital markets and otherwise materially increase our operating costs.
Risks Related to the Regulation of Our Business
Our business activities in the United States and other countries are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations and some of our activities may be subject to other health care-related regulations and requirements, including regulations and licensure requirements related to Preferred Provider Organizations, MCOs, UR and TPAs. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. Any such assessment could expose our insurance entities and other insurers to the risk they would be required to pay a portion of an impaired or insolvent insurance company’s claims through state guaranty associations.
Some of our businesses provide products or services to government agencies. For example, some of our Optum and UnitedHealthcare businesses hold government contracts or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims and other laws and regulations governing government contractors and the use of government funds. Our relationships with these government agencies are subject to the terms of our contracts with the agencies and to laws and regulations regarding government contracts. Certain laws and regulations restrict or prohibit companies from performing work for government agencies that might be viewed to involve an actual or potential conflict of interest. These laws and regulations may limit our ability to pursue and perform certain types of engagements, thereby materially and adversely affecting our results of operations, financial position and cash flows.
Some of our Optum businesses are also subject to regulations distinct from those faced by our insurance and HMO subsidiaries, some of which could impact our relationships with physicians, hospitals and customers. These regulations include state telemedicine regulations; debt collection laws; banking regulations; consumer financial protection laws; distributor and producer licensing requirements; state corporate practice of medicine restrictions; fee-splitting rules; and health care facility licensure and certificate of need requirements. These risks and uncertainties may materially and adversely affect our ability to market or provide our products and services, or to achieve targeted operating margins, or may increase the regulatory burdens under which we operate.

The laws and regulations governing our businesses and interpretations of those laws and regulations are subject to frequent and often unpredictable change. For example, legislative, administrative and public policy changes to the ACA have been and likely will continue to be considered, and we cannot predict if the ACA will be further modified or to what extent such modifications may impact our businesses or member enrollment. Additionally, changes in tax laws or unfavorable resolutions of exams could create additional tax liabilities.
The integration of entities we acquire into our businesses may affect the way in which existing laws and regulations apply to us, including by subjecting us to laws and regulations which did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our businesses could compel us to change how we do business, renegotiate existing contracts and other arrangements, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, resolution of commercial disputes and other actions.
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
The government health care programs in which we participate are generally subject to frequent changes, including changes which may reduce the number of persons enrolled or eligible for coverage (such as Medicaid eligibility redeterminations in certain states and federal enhanced premium subsidy reductions), reduce the amount of reimbursement or payment levels, reduce our participation in, or prevent our expansion into, certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS in the past has reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit. States have also made changes in rates and reimbursements for Medicaid members and audits can result in unexpected recoupments.
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
Many of the government health care coverage programs we participate in are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of the ACA, CMS has a system providing various quality bonus payments to Medicare Advantage plans meeting specified quality star ratings at the individual plan or local contract level. The star rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management, handling of appeals and customer satisfaction. Plans must have a rating of four stars or higher to qualify for bonus payments, and CMS has made and may make additional changes to the star rating program that impact the ability of our plans to achieve four-star or higher ratings. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits our plans can offer, which could materially and adversely affect the marketability of our plans and the number of people we serve. Any changes in standards or care delivery models applying to government health care programs, including Medicare and Medicaid, or our inability to maintain or improve our quality scores and star ratings to meet evolving government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which could materially and adversely affect our results of operations, financial position and cash flows.
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
We have been and in the future may become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Such investigations, audits, reviews or assessments sometimes arise out of, or prompt claims or class action lawsuits by private litigants or whistleblowers regarding, among other allegations, claims that we failed to disclose certain business practices or, as a government contractor, submitted false or erroneous claims to the government. Government investigations, audits, reviews and assessments could lead to government actions, which have resulted and in future periods could result in adverse publicity, the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our pharmacy care services businesses face regulatory and operational risks and uncertainties which may differ from the risks of our other businesses.
We provide pharmacy care services through our Optum Rx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, and pharmacy network reimbursement methodologies.
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
The collection, maintenance, protection, use, transmission, disclosure and disposal of protected personal information are regulated at the federal, state, international and industry levels and addressed in requirements of our customer contracts. Additionally, legislative and regulatory action in the United States at the federal, state and local levels, as well as internationally, is emerging in the areas of AI and automation. These laws, regulations and requirements are subject to frequent and often unpredictable change. Compliance with new privacy, security, technology and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations.
Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and AI/ML and automation in the European Union, UK, Chile, India and other jurisdictions, which may have negative impacts on our businesses or the businesses of our customers.
HIPAA requires business associates as well as covered entities to comply with specified privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain protected personal information in order to provide services to these customers. If HHS alleges or finds noncompliance by us with HIPAA privacy or security requirements, the allegations or findings could damage our reputation and subject us to monetary and other sanctions.
Through our Optum businesses, we maintain a database of administrative and clinical data statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have an adverse effect on our reputation and business and, among other consequences, could subject us to mandatory disclosure to affected customers and the media, loss of existing or new customers, and significant increases in the cost of managing and remediating privacy or security incidents, and could also result in significant fines, penalties and litigation awards. Any of these consequences could have a material and adverse effect on our results of operations, financial position and cash flows.
We increasingly rely on new and evolving technologies, including those powered by or incorporating AI, as part of our internal operations and in the delivery of our products and services. AI technologies are subject to evolving and uncertain U.S. federal, state, and international laws and regulations. Emerging requirements may impose new compliance obligations, increase operating costs, or limit certain uses of AI.

Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our ability to reinvest in our business, service our debt and return capital to our shareholders.
Because we operate as a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by state departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of required capitalization depend primarily on the volume of premium revenues generated and medical costs incurred by the applicable subsidiary. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries exceeding specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Overview of Cybersecurity Program
UnitedHealth Group assesses its cybersecurity and data protection initiatives through the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This framework provides guidelines for maintaining a mature and comprehensive cybersecurity program, outlining the essential components and responsibilities required to safeguard sensitive information.
Risk Assessment and Management Practices
The Company employs processes to assess, identify, and manage cybersecurity risks. These processes include conducting tabletop exercises to test and reinforce incident response controls, performing control gap analyses, executing penetration tests, and implementing data recovery testing. Internal and external security assessments, along with ongoing threat intelligence monitoring, are used to further strengthen the program. Employees participate in annual cybersecurity and data privacy training to enhance awareness and preparedness across the enterprise.
Incident Management and Response
The Company has established an incident management and response program that continuously monitors information systems for vulnerabilities, threats, and incidents. This program is designed to respond to and manage incidents as they arise, remediate vulnerabilities, and communicate significant threats or incidents to management, including the Chief Security Officer (CSO), the Chief Digital and Technology Officer (CDTO), and executive leadership. Under the incident response plan, incidents are reported to the Audit and Finance Committee and, when necessary, to appropriate government agencies, based on their impact, significance, and scope.
Third-Party Risk Management
We require third-party partners and contractors to handle data in accordance with the Company’s data privacy and cybersecurity requirements, as well as applicable laws. The Company maintains ongoing engagement with suppliers, partners, contractors, and service providers to identify and remediate vulnerabilities, and monitors system upgrades to mitigate future risks. Through our third-party risk management program, we evaluate whether third parties use effective controls and business continuity plans, and drive the remediation of any identified issues or risks.
Auditing, Certifications, and Continuous Improvement
We engage both internal and external advisors and auditors to review and audit our infrastructure and information systems to enhance the program’s design and operational effectiveness. The Company maintains various certifications from industry-recognized organizations. We conduct regular vulnerability assessments and penetration tests to improve system security and address emerging security threats. The internal audit team independently assesses cybersecurity controls against enterprise policies, using a combination of auditing and cybersecurity frameworks to evaluate the application of leading practices. Audit results and remediation progress are reported to, and monitored by, senior management and the Audit and Finance Committee. We also engage external cybersecurity and audit firms to provide an evaluation of the program’s maturity.

Enterprise Risk Assessment
As part of the overall enterprise cybersecurity risk management program, we complete regular enterprise information risk assessments. Overseen by the CSO, these assessments address unexpected or unforeseen changes in the risk environment by reviewing internal and external threats and evaluating changes to the cybersecurity risk landscape. The results of these assessments inform future investments and program enhancements and are communicated as part of the Company’s broader enterprise risk management program.
Engagement with Third-Party Experts
In addition to in-house cybersecurity capabilities, the Company engages assessors, consultants, and other third parties to assist with a range of cybersecurity matters, including red team testing, auditing, and strategic advisory services.
Leadership and Governance
Management of UnitedHealth Group’s cybersecurity risks is overseen by the CSO and CDTO. Our CSO brings more than 30 years of experience in security roles across private and public sectors, including law enforcement and leadership positions at major multinational corporations. Our CDTO has been with the Company for more than two decades, holding leadership roles in finance, operations and technology, and has previously served as chief information officer for UnitedHealthcare and several of our Optum businesses. Together, the CSO and CDTO co-chair UnitedHealth Group’s Enterprise Security Council, which oversees the security team’s work and includes the Chief Compliance Officer, the Chief Legal Officer, the Chief Audit Executive, the Chief Privacy Officer, and senior business executives.
Board Oversight
The Board of Directors has delegated to the Audit and Finance Committee primary responsibility for overseeing the Company’s risk management and compliance programs related to cybersecurity, data protection, and privacy. The Audit and Finance Committee receives regular updates from the CSO and CDTO on critical cybersecurity risks, strategy, supplier risk, and business continuity. The Audit and Finance Committee has also engaged a leading cybersecurity incident and response firm to advise on and strengthen oversight of these matters.
As of December 31, 2025, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts of such risks, see Part I, Item 1A, “Risk Factors.”
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
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On February 20, 2026, there were 8,734 holders of record of our common stock.
DIVIDEND POLICY
In June 2025, our Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.84 compared to $8.40 per share, which the Company had paid since June 2024. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
In November 1997, our Board of Directors adopted a share repurchase program, which the Board of Directors evaluates periodically. In June 2024, the Board of Directors amended our share repurchase program as then in effect to authorize the repurchase of up to 35 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs), in addition to all remaining shares authorized to be repurchased under the Board’s 2018 renewal of the program. There is no established expiration date for the program. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
There were no repurchases of the Company’s common stock during the three months ended December 31, 2025. As of December 31, 2025, the Company had 21 million shares remaining available under its share repurchase authorization.

PERFORMANCE GRAPH
The following performance graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 Health Care Index, the Dow Jones US Industrial Average Index and the S&P 500 Index for the five-year period ended December 31, 2025. The comparisons assume the investment of $100 on December 31, 2020 in our common stock and in each index, and the reinvestment of dividends when paid.

	12/20	12/21	12/22	12/23	12/24	12/25
UnitedHealth Group	$100.00	$145.21	$155.30	$156.54	$152.76	$102.18
S&P 500 Health Care Index	100.00	126.13	123.67	126.21	129.46	148.36
Dow Jones US Industrial Average	100.00	120.95	112.65	130.87	150.49	172.95
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
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
Discussions of year-over-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2024.
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
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 15 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
2026 Business Realignment
On January 1, 2026, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health, will now be included in Optum Insight. Our reportable segments will remain unchanged, with prior period segment financial information being recast to conform to the 2026 presentation, beginning with our Quarterly Report of Form 10-Q for the three months ended March 31, 2026 filed with the SEC.
Net Portfolio Divestitures, Restructuring and Other Actions and Direct Response Costs - Cyberattack
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of the Company’s assets and businesses to operationally advance and scale core businesses and initiatives, including the value-based care business at Optum Health. These actions primarily include losses on business exits and dispositions and other businesses held for sale and a gain on the deconsolidation of a business. As a result of the Company’s portfolio actions, the Company recorded a net gain of $568 million, which included a net gain of $1.5 billion at Optum Rx, partially offset by losses of $821 million and $68 million at Optum Health and Optum Insight, respectively. Gains and losses on portfolio actions were recorded within operating costs on the Consolidated Statements of Operations.
Restructuring and Other Actions
Additionally, in the fourth quarter of 2025 the Company took restructuring and other actions that resulted in a total impact of $2.5 billion, which included real estate rationalization and workforce reductions of $746 million, contractual reassessments of $573 million, the establishment a loss contract reserve related to anticipated future losses in 2026 for certain value-based care businesses of $623 million, net valuation losses on equity securities of $329 million and the advance funding of the United Health Foundation of $250 million. The $2.5 billion impact of the restructuring and other actions was a reduction to premium revenue of $122 million and investment and other income of $397 million, and increased medical costs $623 million and operating costs $1.4 billion on the Consolidated Statements of Operations. The impacts by reportable segment were $153 million, $1.7 billion, $236 million and $389 million, for UnitedHealthcare, Optum Health, Optum Insight and Optum Rx, respectively.
The net impact on 2026 cash flows as a result of the restructuring actions taken in 2025 is not expected to be material, with accruals recorded in 2025 resulting in operating cash outflows, offset by investing cash inflows related sales of businesses that are held for sale.
Direct Response Costs – Cyberattack
To support care providers impacted by the Change Healthcare cyberattack that occurred on February 21, 2024, the Company provided interest-free loans. In the fourth quarter of 2025, the Company increased its reserves for net collection expectations associated with provider loans and other customer balances of $799 million, which were recorded within operating costs on the Consolidated Statements of Operations and related to Optum Insight.
Business Trends
Our businesses participate primarily in the United States health markets. In the United States, health care spending has grown consistently for many years and accounted for 19% of gross domestic product (GDP) in 2025. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macroeconomic conditions and regulatory changes, which could impact our results of operations, including our continued efforts to control health care costs.
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
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. Continued increased medical costs may impact both future pricing and benefit design, including for our individual exchange products in markets where we choose to remain, and may result in shifts between product categories for our employer benefits. These potential changes, along with certain regulatory impacts, may result in decreased membership in future periods.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties” and we have observed increased care patterns as discussed below in “Medical Cost Trends”, which is contemplated in our 2026 benefit design approach. As a result of continued funding pressures, which have resulted in benefit and pricing actions, we expect that our Medicare Advantage membership will contract in 2026.
Optum Health’s fully accountable value-based care businesses have been impacted by Medicare funding reductions and have also seen continued medical cost trend pressures, which may impact future pricing in the markets we continue to participate in. As a result of increased pricing in response to anticipated care patterns in 2026 and decreased people served through UnitedHealthcare Medicare Advantage offerings, we expect the number of people served under value-based care arrangements to contract.
Due to elevated care activity in Medicaid, specifically related to behavioral, pharmacy and home health, there continues to be a timing mismatch between the health status of people served and state rate updates. The funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs. We expect Medicaid membership losses in 2026 as a result of reduced Medicaid eligibility and the exit from one state.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. We have observed increased care patterns that are above what we expected and contemplated in our pricing and benefits design. We have also observed an increase in health care unit costs and in the intensity of services delivered, driven by increases in provider pricing and additional services bundled per visit. Additionally, the member profile of newly added patients under value-based care arrangements, additional people served by our Medicare Advantage plans in markets where other plans exited, and people served within our individual exchange business have contributed to increased medical costs. These trends may continue in future periods.

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
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality and patient experience, improve the health of populations and reduce costs. We are working to accelerate realization of these benefits through the innovation and integration of our care delivery models, including in-clinic, in-home, behavioral and virtual care, and by using our data, analytics and AI to provide clinicians with the information necessary to provide the best possible care in the most cost-efficient setting. We continue to see a greater number of people enrolled in fully accountable value-based plans that reward high-quality, affordable care and foster collaboration.
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
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend. While the Final Notice for 2026 approached the expected industry forward medical cost trend, the Advanced Notice for 2027 is far below. Additionally, increased medical costs in 2025, which are expected to continue in future periods, have added to the compounding impact of the previous multi-year rate shortfalls creating sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have resulted and will continue to result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE ITEMS
The following summarizes select 2025 year-over-year operating comparisons to 2024 and other financial results.
•Consolidated revenues grew 12%, UnitedHealthcare revenues grew 16% and Optum revenues grew 7%.
•UnitedHealthcare served 415,000 more people domestically, driven by growth in fee-based commercial offerings and Medicare Advantage, partially offset by risk-based commercial offerings.
•Earnings from operations of $19.0 billion compared to $32.3 billion last year, impacted by elevated medical cost trend, restructuring and other actions, gains related to business portfolio refinement in 2024, partially offset by net portfolio divestitures in 2025 and decreased impacts related to the Change Healthcare cyberattack.
•Diluted earnings per common share was $13.23.
•Cash flows from operations were $19.7 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
Revenues:
Premiums	$352,229	$308,810	$290,827	$43,419	14%
Products	53,380	50,226	42,583	3,154	6
Services	38,038	36,040	34,123	1,998	6
Investment and other income	3,920	5,202	4,089	(1,282)	(25)
Total revenues	447,567	400,278	371,622	47,289	12
Operating costs:
Medical costs	313,995	264,185	241,894	49,810	19
Operating costs	59,592	53,013	54,628	6,579	12
Cost of products sold	50,655	46,694	38,770	3,961	8
Depreciation and amortization	4,361	4,099	3,972	262	6
Total operating costs	428,603	367,991	339,264	60,612	16
Earnings from operations	18,964	32,287	32,358	(13,323)	(41)
Interest expense	(4,002)	(3,906)	(3,246)	(96)	2
Loss on sale of subsidiary and subsidiaries held for sale	(265)	(8,310)	—	8,045	(97)
Earnings before income taxes	14,697	20,071	29,112	(5,374)	(27)
Provision for income taxes	(1,890)	(4,829)	(5,968)	2,939	(61)
Net earnings	12,807	15,242	23,144	(2,435)	(16)
Earnings attributable to noncontrolling interests	(751)	(837)	(763)	86	(10)
Net earnings attributable to UnitedHealth Group common shareholders	$12,056	$14,405	$22,381	$(2,349)	(16)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$13.23	$15.51	$23.86	$(2.28)	(15)%
Medical care ratio (a)	89.1%	85.5%	83.2%	3.6%
Operating cost ratio	13.3	13.2	14.7	0.1
Operating margin	4.2	8.1	8.7	(3.9)
Tax rate	12.9	24.1	20.5	(11.2)
Net earnings margin (b)	2.7	3.6	6.0	(0.9)
Return on equity (c)	12.8%	15.9%	27.0%	(3.1)%
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
Medical Costs and MCR
Medical costs increased primarily due to the IRA-driven impacts on Medicare Part D plans, elevated medical cost trend and growth in people served through Medicare Advantage and those with higher acuity needs. The MCR increased as a result of the revenue effects of the Medicare funding reductions, elevated medical cost trend, the member profile of newly added patients under value-based care arrangements, the acceleration of anticipated future losses in 2026 related to certain Optum Health value-based care contracts, decreased favorable development, the impacts of the IRA on Medicare Part D and the impacts of market morbidity changes on our individual exchange offerings, partially offset by the incremental medical costs for accommodations made to care providers in 2024 as a result of the Change Healthcare cyberattack.

Operating Cost Ratio
The operating cost ratio increased due to gains related to business portfolio refinement in 2024; investments to support future growth and the impacts of restructuring and other actions; partially offset by the revenue impacts of government programs, including the IRA-driven impacts on Medicare Part D plans; operating cost management; net portfolio divestitures in 2025 and decreased impacts related to the Change Healthcare cyberattack.
Taxes
The effective income tax rate decreased due to tax benefits having significantly more impact due to lower pre-tax income in 2025, impacts of net portfolio divestitures, and due to non-deductible losses on the sale of subsidiary and subsidiaries held for sale in 2024. While the effective tax rate decreased due to the factors above, total domestic premium, payroll and other taxes incurred increased primarily due to increased premiums and wages. These taxes are recorded within operating costs on the Consolidated Statements of Operations.
Reportable Segments
See Note 15 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on our segments. We utilize various metrics to evaluate and manage our reportable segments, including individuals served by UnitedHealthcare by major market segment and funding arrangement, people served by Optum Health and adjusted scripts for Optum Rx. These metrics are the main drivers of revenue, earnings and cash flows at each business. The metrics also allow management and investors to evaluate and understand business mix, including the level and scope of services provided to people and pricing trends when comparing the metrics to revenue by segment.
The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2025	2024	2023	2025 vs. 2024
Revenues
UnitedHealthcare	$344,903	$298,208	$281,360	$46,695	16%
Optum Health	101,957	105,358	95,319	(3,401)	(3)
Optum Insight	19,417	18,757	18,932	660	4
Optum Rx	154,726	133,231	116,087	21,495	16
Optum eliminations	(5,480)	(4,389)	(3,703)	(1,091)	25
Optum	270,620	252,957	226,635	17,663	7
Eliminations	(167,956)	(150,887)	(136,373)	(17,069)	11
Consolidated revenues	$447,567	$400,278	$371,622	$47,289	12%
Earnings from operations
UnitedHealthcare	$9,425	$15,584	$16,415	$(6,159)	(40)%
Optum Health	(278)	7,770	6,560	(8,048)	(104)
Optum Insight	2,624	3,097	4,268	(473)	(15)
Optum Rx	7,193	5,836	5,115	1,357	23
Optum	9,539	16,703	15,943	(7,164)	(43)
Consolidated earnings from operations	$18,964	$32,287	$32,358	$(13,323)	(41)%
Operating margin
UnitedHealthcare	2.7%	5.2%	5.8%	(2.5)%
Optum Health	(0.3)	7.4	6.9	(7.7)
Optum Insight	13.5	16.5	22.5	(3.0)
Optum Rx	4.6	4.4	4.4	0.2
Optum	3.5	6.6	7.0	(3.1)
Consolidated operating margin	4.2%	8.1%	8.7%	(3.9)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Change
(in millions, except percentages)	2025	2024	2023	2025 vs. 2024
UnitedHealthcare Employer & Individual - Domestic	$75,940	$74,489	$67,187	$1,451	2%
UnitedHealthcare Employer & Individual - Global	3,288	3,667	9,307	(379)	(10)%
UnitedHealthcare Employer & Individual - Total	79,228	78,156	76,494	1,072	1%
UnitedHealthcare Medicare & Retirement	171,285	139,482	129,862	31,803	23%
UnitedHealthcare Community & State	94,390	80,570	75,004	13,820	17%
Total UnitedHealthcare revenues	$344,903	$298,208	$281,360	$46,695	16%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024
Commercial:
Risk-based	8,165	8,845	8,115	(680)	(8)%
Fee-based	21,485	20,885	19,200	600	3
Total commercial	29,650	29,730	27,315	(80)	—
Medicare Advantage	8,445	7,845	7,695	600	8
Medicaid	7,380	7,435	7,845	(55)	(1)
Medicare Supplement (Standardized)	4,285	4,335	4,355	(50)	(1)
Total Community and Senior	20,110	19,615	19,895	495	3
Total UnitedHealthcare - Medical	49,760	49,345	47,210	415	1
Supplemental Data:
Medicare Part D stand-alone	2,770	3,050	3,315	(280)	(9)%
South American businesses held for sale	1,160	1,330	5,540	(170)	(13)%
UnitedHealthcare’s revenues increased due to the IRA-driven impacts on Medicare Part D plans and growth in the number of people served through Medicare Advantage, fee-based commercial offerings, those with higher acuity needs and Medicaid rates, partially offset by a decrease in people served through risk-based commercial offerings and Medicaid offerings.
Earnings from operations decreased primarily due to the impacts of Medicare Advantage funding reductions, elevated medical cost trend, gains related to business portfolio refinement in 2024, the impacts of market morbidity changes on our individual exchange offerings, other write-offs and settlements, and restructuring and other actions, partially offset by the incremental medical costs for accommodations to support care providers in 2024 as a result of the Change Healthcare cyberattack.
Optum
Total revenues increased primarily due to growth at Optum Rx, partially offset by Optum Health. Earnings from operations decreased due to Optum Health and Optum Insight, partially offset by Optum Rx. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to the conversion of risk-based contracts to fee-based, Medicare Advantage funding reductions and the profile of members served, partially offset by growth in patients served under value-based arrangements. Earnings from operations decreased due to Medicare Advantage funding reductions; elevated medical cost trends; the member profile of newly added patients under value-based care arrangements; the impacts of restructuring and other actions, including the establishment a loss contract reserve related to anticipated future losses in 2026 for certain value-based care businesses; gains on dispositions in 2024; impacts of net portfolio divestitures in 2025; and reduced investment income; partially offset by cost management initiatives and incremental medical costs for accommodations to support care providers in 2024 as a result of the Change Healthcare cyberattack. Optum Health served approximately 95 million people as of December 31, 2025 compared to 100 million people as of December 31, 2024.

Optum Insight
Revenues increased due to decreased impacts related to the Change Healthcare cyberattack and growth in technology services, partially offset by lower volumes within business services. Earnings from operations decreased due to gains related to business portfolio refinement in 2024, lower volumes within business services and the impacts of restructuring and other actions, partially offset by decreased impacts related to the Change Healthcare cyberattack.
Optum Rx
Revenues at Optum Rx increased due to higher script volumes from both new clients and growth in existing clients and growth in pharmacy services. Earnings from operations increased due to the impacts of net portfolio divestitures, including a gain recognized on the deconsolidation of a business, and the factors impacting revenue, partially offset by restructuring and other actions and decreased investment income. Optum Rx fulfilled 1,659 million and 1,623 million adjusted scripts in 2025 and 2024, respectively.
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
Our U.S. regulated subsidiaries received capital infusions, net of dividends, of $535 million and paid their parent companies dividends, net of capital infusions, of $9.2 billion in 2025 and 2024, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our regulated subsidiary dividends.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024
Sources of cash:
Cash provided by operating activities	$19,697	$24,204	$29,068	$(4,507)
Issuances of long-term debt and short-term borrowings, net of repayments	726	14,660	4,280	(13,934)
Proceeds from common share issuances	827	1,846	1,353	(1,019)
Cash received for dispositions	561	2,041	685	(1,480)
Sales and maturities of investments, net of purchases	361	525	—	(164)
Repayments of care provider loans - cyberattack	1,680	4,514	—	(2,834)
Customer funds administered	366	—	—	366
Other	63	—	—	63
Total sources of cash	24,281	47,790	35,386	(23,509)
Uses of cash:
Cash paid for acquisitions and other transactions, net of cash assumed	(4,509)	(13,408)	(10,136)	8,899
Common share repurchases	(5,545)	(9,000)	(8,000)	3,455
Cash dividends paid	(7,916)	(7,533)	(6,761)	(383)
Purchases of property, equipment and capitalized software	(3,622)	(3,499)	(3,386)	(123)
Purchases of investments, net of sales and maturities	—	—	(1,777)	—
Purchases of redeemable noncontrolling interests	(165)	(280)	(730)	115
Loans to care providers - cyberattack	—	(9,033)	—	9,033
Originations and purchases of loans, net of repayments and maturities	(2,815)	(1,569)	(1,051)	(1,246)
Customer funds administered	—	(1,560)	(521)	1,560
Other	(341)	(1,743)	(1,059)	1,402
Total uses of cash	(24,913)	(47,625)	(33,421)	22,712
Effect of exchange rate changes on cash and cash equivalents	40	(61)	97	101
Net (decrease) increase in cash and cash equivalents, including cash within businesses held for sale	$(592)	$104	$2,062	$(696)
Less: net increase in cash within businesses held for sale	(355)	(219)	—	(219)
Net (decrease) increase in cash and cash equivalents	$(947)	$(115)	$2,062	$(915)
2025 Cash Flows Compared to 2024 Cash Flows
Decreased cash flows provided by operating activities were driven by decreased cash flows from net earnings, partially offset by changes in working capital accounts, the impact of the sale of receivables and the impacts of the Change Healthcare cyberattack in 2024. Other significant changes in sources or uses of cash year-over-year included the net impacts of loans to care providers in response to the Change Healthcare cyberattack, decreased cash paid for acquisitions and other transactions, decreased common share repurchases and increased customer funds administered, offset by decreased net issuances of short-term borrowings and long-term debt, decreased cash received from dispositions, increased net originations and purchases of loans and decreased proceeds from common stock issuances.

Financial Condition
As of December 31, 2025, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $74.7 billion included $24.4 billion of cash and cash equivalents (of which approximately $1.1 billion was available for general corporate use), $48.2 billion of debt securities and $2.1 billion of marketable equity securities. Additionally, we had $9.7 billion of loan receivables as of December 31, 2025. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is fully supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of December 31, 2025. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
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
•Purchase and other obligations. These include $8.1 billion, $2.5 billion of which is expected to be paid within the next twelve months, of fixed or minimum commitments under existing purchase obligations for goods and services, including agreements cancelable with the payment of an early termination penalty, and remaining capital commitments for venture capital funds and other funding commitments. These amounts exclude agreements cancelable without penalty and liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2025.
•Put and Call Options. See Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail.
•Other liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2025, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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
As of December 31, 2025, we were in compliance with the various covenants under our bank credit facilities.

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
Credit Ratings. Our credit ratings as of December 31, 2025 were as follows:

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
Regulatory Capital. As a result of an increased MCR impacting our regulated insurance and HMO subsidiaries, the specified levels of required statutory capital required to be maintained are expected to increase. We have entered into various agreements with reinsurers that could limit our risk of loss under certain circumstances, thus reducing our capital and surplus requirements. These agreements do not qualify for reinsurance accounting and are therefore accounted for under deposit accounting.
Share Repurchase Program. As of December 31, 2025, we had Board of Directors’ authorization to purchase up to 21 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program. For more information on our share repurchase program, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Dividends. In June 2025, our Board of Directors increased our quarterly cash dividend to shareholders to an annual rate of $8.84 compared to $8.40 per share. For more information on our dividend, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2025, 2024 and 2023 included favorable medical cost development related to prior years of $140 million, $700 million and $840 million, respectively.
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2025:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$1,163
(0.50)	774
(0.25)	386
0.25	(384)
0.50	(766)
0.75	(1,145)
Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical costs payable estimates for the most recent two months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators. These factors include but are not limited to pharmacy utilization trends, inpatient hospital authorization data and seasonal and other incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as GDP growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs; changes in level and mix of services utilized; mix of benefits offered, including the impact of co-pays and deductibles; changes in medical practices; and catastrophes, epidemics and pandemics.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent two months as of December 31, 2025:

Medical Cost PMPM Quarterly Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$1,503
2	1,002
1	501
(1)	(501)
(2)	(1,002)
(3)	(1,503)
The completion factors and medical cost PMPM trend factors analyses above include outcomes considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2025, but actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2025 estimates of medical costs payable and actual medical costs payable, 2025 net earnings would have increased or decreased by approximately $300 million.
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
Financial projections and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates are determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Reporting unit-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates and cash flow projections to analyze the potential for a material impact. As of October 1, 2025, we completed our annual impairment tests for goodwill with all of our reporting units having fair values substantially in excess of their carrying values.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by the Audit & Finance Committee of the Board of Directors. The investment policy establishes defined limits on credit quality, security selection, and permissible asset classes to ensure a disciplined and risk-appropriate investment approach. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers constituting our client base. As of December 31, 2025, there were no significant concentrations of credit risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates impacting our investment income and interest expense and the fair value of certain of our fixed-rate investments, including our loan receivables, and debt.
As of December 31, 2025, we had $34 billion of financial assets on which the interest rates received vary with market interest rates, which may significantly impact our investment income. Also as of December 31, 2025, $27 billion of our financial liabilities, which include debt and deposit liabilities, were at interest rates which vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2025, $48 billion of our investments were fixed-rate debt securities and $51 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
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
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2025 and 2024 on our investment income and interest expense per annum and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2025
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$690	$547	$(4,218)	$(9,325)
1	345	273	(2,150)	(5,078)
(1)	(345)	(258)	2,172	6,127
(2)	(690)	(514)	4,334	13,588
	December 31, 2024
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$666	$537	$(4,151)	$(8,866)
1	333	268	(2,182)	(4,828)
(1)	(333)	(252)	2,082	5,831
(2)	(666)	(503)	4,311	12,935
Note: The impact of hypothetical changes in interest rates may not reflect the full 100 or 200 basis point change on interest income and interest expense or on the fair value of financial assets and liabilities as the rates are assumed to not fall below zero.
As of December 31, 2025, we had $5.5 billion of investments in equity securities, primarily consisting of venture investments and employee savings plan related investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2025 with dates of service in 2024 or prior.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 2, 2026
We have served as the Company's auditor since 2002.

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,365	$25,312
Short-term investments	3,756	3,801
Accounts receivable, net of allowances of $1,208 and $985	23,018	22,365
Other current receivables, net of allowances of $3,763 and $2,864	29,697	26,089
Prepaid expenses and other current assets	9,746	8,212
Total current assets	90,582	85,779
Long-term investments	54,251	52,354
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $7,546 and $6,971	10,762	10,553
Goodwill	110,499	106,734
Other intangible assets, net of accumulated amortization of $7,472 and $8,350	20,474	23,268
Other assets	23,013	19,590
Total assets	$309,581	$298,278
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$39,337	$34,224
Accounts payable and accrued liabilities	38,032	34,337
Short-term borrowings and current maturities of long-term debt	6,069	4,545
Unearned revenues	3,413	3,317
Other current liabilities	28,046	27,346
Total current liabilities	114,897	103,769
Long-term debt, less current maturities	72,320	72,359
Deferred income taxes	2,421	3,620
Other liabilities	18,245	15,939
Total liabilities	207,883	195,687
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,608	4,323
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 906 and 915 issued and outstanding	9	9
Additional paid-in capital	559	—
Retained earnings	95,603	96,036
Accumulated other comprehensive loss	(2,061)	(3,387)
Nonredeemable noncontrolling interests	5,980	5,610
Total equity	100,090	98,268
Total liabilities, redeemable noncontrolling interests and equity	$309,581	$298,278
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenues:
Premiums	$352,229	$308,810	$290,827
Products	53,380	50,226	42,583
Services	38,038	36,040	34,123
Investment and other income	3,920	5,202	4,089
Total revenues	447,567	400,278	371,622
Operating costs:
Medical costs	313,995	264,185	241,894
Operating costs	59,592	53,013	54,628
Cost of products sold	50,655	46,694	38,770
Depreciation and amortization	4,361	4,099	3,972
Total operating costs	428,603	367,991	339,264
Earnings from operations	18,964	32,287	32,358
Interest expense	(4,002)	(3,906)	(3,246)
Loss on sale of subsidiary and subsidiaries held for sale	(265)	(8,310)	—
Earnings before income taxes	14,697	20,071	29,112
Provision for income taxes	(1,890)	(4,829)	(5,968)
Net earnings	12,807	15,242	23,144
Earnings attributable to noncontrolling interests	(751)	(837)	(763)
Net earnings attributable to UnitedHealth Group common shareholders	$12,056	$14,405	$22,381
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$13.28	$15.64	$24.12
Diluted	$13.23	$15.51	$23.86
Basic weighted-average number of common shares outstanding	908	921	928
Dilutive effect of common share equivalents	3	8	10
Diluted weighted-average number of common shares outstanding	911	929	938
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	12	6	6
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net earnings	$12,807	$15,242	$23,144
Other comprehensive income:
Gross unrealized gains on investment securities during the period	1,553	29	1,139
Income tax effect	(364)	(7)	(263)
Total unrealized gains, net of tax	1,189	22	876
Gross reclassification adjustment for net realized gains included in net earnings	(53)	(369)	(90)
Income tax effect	12	92	21
Total reclassification adjustment, net of tax	(41)	(277)	(69)
Foreign currency translation gains (losses)	178	(319)	559
Reclassification adjustment for translation losses included in net earnings	—	4,214	—
Total foreign currency translation gains	178	3,895	559
Other comprehensive income	1,326	3,640	1,366
Comprehensive income	14,133	18,882	24,510
Comprehensive income attributable to noncontrolling interests	(751)	(837)	(763)
Comprehensive income attributable to UnitedHealth Group common shareholders	$13,382	$18,045	$23,747
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Nonredeemable Noncontrolling Interests	Total Equity
(in millions, except per share data)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2023	934	$9	$—	$86,156	$(2,778)	$(5,615)	$3,678	$81,450
Net earnings				22,381			575	22,956
Other comprehensive income					807	559		1,366
Issuances of common stock, and related tax effects	6	—	1,231					1,231
Share-based compensation			1,027					1,027
Common share repurchases	(16)	—	(2,057)	(6,002)				(8,059)
Cash dividends paid on common shares ($7.29 per share)				(6,761)				(6,761)
Redeemable noncontrolling interests fair value and other adjustments			(201)					(201)
Acquisition and other adjustments of nonredeemable noncontrolling interests							1,928	1,928
Distributions to nonredeemable noncontrolling interests							(516)	(516)
Balance at December 31, 2023	924	9	—	95,774	(1,971)	(5,056)	5,665	94,421
Net earnings				14,405			663	15,068
Other comprehensive (loss) income					(255)	3,895		3,640
Issuances of common stock, and related tax effects	8	—	1,485					1,485
Share-based compensation			963					963
Common share repurchases	(17)	—	(2,395)	(6,610)				(9,005)
Cash dividends paid on common shares ($8.18 per share)				(7,533)				(7,533)
Redeemable noncontrolling interests fair value and other adjustments			(53)					(53)
Acquisition and other adjustments of nonredeemable noncontrolling interests							26	26
Distributions to nonredeemable noncontrolling interests							(744)	(744)
Balance at December 31, 2024	915	9	—	96,036	(2,226)	(1,161)	5,610	98,268
Net earnings				12,056			677	12,733
Other comprehensive income					1,148	178		1,326
Issuances of common stock, and related tax effects	3	—	649					649
Share-based compensation			979					979
Common share repurchases	(12)	—	(952)	(4,573)				(5,525)
Cash dividends paid on common shares ($8.73 per share)				(7,916)				(7,916)
Redeemable noncontrolling interests fair value and other adjustments			(117)					(117)
Acquisition and other adjustments of nonredeemable noncontrolling interests							390	390
Distributions to nonredeemable noncontrolling interests							(697)	(697)
Balance at December 31, 2025	906	$9	$559	$95,603	$(1,078)	$(983)	$5,980	$100,090
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net earnings	$12,807	$15,242	$23,144
Noncash items:
Depreciation and amortization	4,361	4,099	3,972
Deferred income taxes	(1,752)	(296)	(245)
Share-based compensation	971	1,018	1,059
Loss on sale of subsidiary and subsidiaries held for sale	265	8,310	—
Net gains on dispositions and other strategic transactions	(910)	(3,333)	(489)
Other, net	1,673	(28)	(16)
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	(764)	(1,437)	(3,114)
Other assets	(4,606)	(4,140)	(2,444)
Medical costs payable	5,824	2,503	3,482
Accounts payable and other liabilities	1,665	2,463	3,516
Unearned revenues	163	(197)	203
Cash flows from operating activities	19,697	24,204	29,068
Investing activities
Purchases of investments	(17,373)	(27,308)	(18,314)
Sales of investments	9,288	18,514	7,307
Maturities of investments	8,446	9,319	9,230
Cash paid for acquisitions and other transactions, net of cash assumed	(4,509)	(13,408)	(10,136)
Purchases of property, equipment and capitalized software	(3,622)	(3,499)	(3,386)
Loans to care providers - cyberattack	—	(9,033)	—
Repayments of care provider loans - cyberattack	1,680	4,514	—
Cash received from dispositions and other strategic transactions, net	561	2,041	685
Originations and purchases of loans	(4,795)	(2,477)	(1,664)
Repayments and maturities of loans	1,980	908	613
Other, net	(341)	(98)	91
Cash flows used for investing activities	(8,685)	(20,527)	(15,574)
Financing activities
Common share repurchases	(5,545)	(9,000)	(8,000)
Cash dividends paid	(7,916)	(7,533)	(6,761)
Proceeds from common stock issuances	827	1,846	1,353
Repayments of long-term debt	(3,050)	(3,000)	(2,125)
Proceeds from (repayments of) short-term borrowings, net	807	(151)	11
Proceeds from issuance of long-term debt	2,969	17,811	6,394
Customer funds administered	366	(1,560)	(521)
Purchases of redeemable noncontrolling interests	(165)	(280)	(730)
Other, net	63	(1,645)	(1,150)
Cash flows used for financing activities	(11,644)	(3,512)	(11,529)
Effect of exchange rate changes on cash and cash equivalents	40	(61)	97
(Decrease) increase in cash and cash equivalents, including cash within businesses held for sale	(592)	104	2,062
Less: net increase in cash within businesses held for sale	(355)	(219)	—
Net (decrease) increase in cash and cash equivalents	(947)	(115)	2,062
Cash and cash equivalents, beginning of period	25,312	25,427	23,365
Cash and cash equivalents, end of period	$24,365	$25,312	$25,427

Supplemental cash flow disclosures
Cash paid for interest	$4,030	$3,594	$3,035
Cash paid for income taxes	3,714	4,620	6,078
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
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries, including variable interest entities. All significant intercompany accounts and transactions have been eliminated.
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
Net Portfolio Divestitures, Restructuring and Other Actions and Direct Response Costs - Cyberattack
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of the Company’s assets and businesses to operationally advance and scale core businesses and initiatives, including the value-based care business at Optum Health. These actions primarily include losses on business exits and dispositions and other businesses held for sale and a gain on the deconsolidation of a business. As a result of the Company’s portfolio actions, the Company recorded a net gain of $568 million, which included a net gain of $1.5 billion at Optum Rx, partially offset by losses of $821 million and $68 million at Optum Health and Optum Insight, respectively. Gains and losses on portfolio actions were recorded within operating costs on the Consolidated Statements of Operations.
Restructuring and Other Actions
Additionally, in the fourth quarter of 2025 the Company took restructuring and other actions that resulted in a total impact of $2.5 billion, which included real estate rationalization and workforce reductions of $746 million, contractual reassessments of $573 million, the establishment a loss contract reserve related to anticipated future losses in 2026 for certain value-based care businesses of $623 million, net valuation losses on equity securities of $329 million and the advance funding of the United Health Foundation of $250 million. The $2.5 billion impact of the restructuring and other actions was a reduction to premium revenue of $122 million and investment and other income of $397 million, and increased medical costs $623 million and operating costs $1.4 billion on the Consolidated Statements of Operations. The impacts by reportable segment were $153 million, $1.7 billion, $236 million and $389 million, for UnitedHealthcare, Optum Health, Optum Insight and Optum Rx, respectively.
Direct Response Costs – Cyberattack
To support care providers impacted by the Change Healthcare cyberattack that occurred on February 21, 2024, the Company provided interest-free loans. In the fourth quarter of 2025, the Company increased its reserves for net collection expectations associated with provider loans and other customer balances of $799 million, which are primarily within other assets on the Consolidated Balance Sheets and were recorded within operating costs within the Consolidated Statements of Operations. These amounts are included within Optum Insight’s results.

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
Premium revenues are recognized based on the estimated premiums earned, net of projected rebates, because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues for certain value-based care arrangements at its Optum Health care delivery businesses. Under these arrangements, the Company enters into agreements with health plans to stand ready to deliver, integrate, direct and control certain health care services for patients. In exchange, the Company receives a premium that is typically paid on a per-patient per-month basis. The Company considers these value-based care arrangements to represent a single performance obligation where premium revenues are recognized in the period in which health care services are made available.
The Company’s Medicare Advantage and Medicare Part D premium revenues are subject to periodic and retroactive adjustments based upon the CMS risk adjustment methodology, which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. CMS updates the model annually and changes to risk weights, or the condition coefficient, by specific diagnoses can impact premium revenue for a member between years. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis and encounter data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture and submit the necessary and available data to CMS within prescribed deadlines. The Company estimates risk adjustment premium revenues based upon the data submitted and expected to be submitted to CMS. Risk adjustment data for the Company’s plans are subject to review by the government, including audit by regulators. See Note 12 for additional information regarding these audits.
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
Services revenue includes a number of services and products sold through Optum. Optum Health’s service revenues include net patient service revenues recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For its financial services offerings, Optum Health charges fees and earns investment income on managed funds. Optum Insight provides software and information products, advisory consulting arrangements and managed services outsourcing contracts, which may be delivered over several years. Optum Insight revenues are generally recognized over time and measured for each period based on the progress to date as services are performed or made available to customers. Optum Rx provides administrative services, including claims processing, formulary design and management, and clinical services, which are recognized as services revenue as the services are provided.
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
As of December 31, 2025 and 2024, accounts receivables related to products and services were $9.7 billion and $9.9 billion, respectively. In 2025 and 2024, the Company had no material bad-debt expense arising from contracts with customers and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2025 or 2024. For the years ended December 31, 2025, 2024 and 2023, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
As of December 31, 2025, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.7 billion, of which more than half is expected to be recognized in the next three years.
See Note 15 for disaggregation of revenue by segment and type.
Medical Costs and Medical Costs Payable
The Company’s estimate of medical costs payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2025.
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
The Company establishes premium deficiency reserves on its health benefits business and loss contract reserves on its Optum Health value-based care businesses when it is probable that expected future costs, claim adjustment expenses, and maintenance costs will exceed related future premiums, including expected investment income. For purposes of establishing premium deficiency reserves, contracts are grouped in a manner consistent with the method of acquiring, servicing, and measuring their profitability. For loss contract reserves, contracts are grouped in a manner consistent with the method of establishing premium rates. Reserves recognized in the current period will be released in subsequent periods as actual costs are incurred.

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
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments. Investments with maturities of less than one year are classified as short-term. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. The Company classifies these investments as held-to-maturity and reports them at amortized cost. Substantially all other investments are classified as available-for-sale and reported at fair value based on quoted market prices, where available. Equity investments are measured at fair value, with certain exceptions where the Company has elected to measure investments with unobservable inputs at cost, subject to fair value adjustments upon an impairment or a transaction of the same or similar security. Changes in fair value of equity investments are recognized in net earnings.
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
The Company’s pharmacy care services businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its affiliated and unaffiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The pharmacy care services businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms and record rebates attributable to affiliated clients as a reduction to medical costs. The Company generally receives rebates two to five months after billing. As of December 31, 2025 and 2024, total pharmaceutical manufacturer rebates receivable included in other receivables in the Consolidated Balance Sheets amounted to $13.6 billion and $12.5 billion, respectively.
Receivables Financing Facility
In 2025, the Company entered into a $3.3 billion 364-day uncommitted receivables financing facility under which certain receivables may be sold to financial institutions. The sales of the receivables under the facility are recorded as a reduction to other current receivables on the Consolidated Balance Sheets and classified as an operating cash flow on the Consolidated Statement of Cash Flows. The Company continues to provide collection services related to the transferred receivables. Amounts received but not remitted to financial institutions are recorded as a liability within accounts payable and accrued liabilities on the Consolidated Balance Sheets and classified as a financing cash flow on the Consolidated Statement of Cash Flows. For the year ended December 31, 2025, the Company sold $3.0 billion of receivables under the receivables funding facility, and the loss on discounted receivables was immaterial. As of December 31, 2025, the Company collected $2.0 billion, of which $1.0 billion has not been remitted to financial institutions.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets included pharmaceutical drug and supplies inventory of $3.3 billion and $3.8 billion as of December 31, 2025 and 2024, respectively.
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
Loan Receivables
The majority of the Company’s loan receivables, which are primarily held by Optum Bank, are recorded at the outstanding principal balance, net of an allowance for credit losses and are classified as current or long-term based upon contractual maturities, with the remaining loan receivables held at fair value under the fair value option. The current and long-term portions of loans receivable are included within prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets, respectively. Interest income on current loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding and recognized on a nonaccrual basis when the loan is past due 90 days or more, or where reasonable doubt exists as to the collection of principal or interest.
The allowance for credit losses is determined based upon the probability of default and the severity of loss if a default occurs. The probability of default is based upon macroeconomic conditions as well as individual loan characteristics and credit quality indicators, such as loan-to-value, debt service coverage, underlying collateral and credit score. The severity of loss is driven by the type of collateral and its liquidity, including costs associated with liquidation. The Company regularly reviews and updates the credit quality indicators of each loan. Loans are considered impaired and written off against the allowance when it is probable that all amounts due will not be collected. As of December 31, 2025 and 2024, amounts past due over 30 days and loans with low credit quality indicators were immaterial.
The Company’s loan portfolio consists of commercial, consumer and syndicated bank loans. Commercial mortgage loans are primarily fixed rate loans, collateralized by high-quality commercial real estate and diversified by property type, location and borrower. Consumer loans are primarily fixed rate loans. Syndicated bank loans are primarily variable rate loans where the Company lends through syndicates that provide financing to a variety of borrowers. A summary of loans outstanding by major category is as follows:

(in millions)	December 31, 2025	December 31, 2024
Commercial	$6,095	$4,908
Consumer	2,053	990
Syndicated	1,689	1,367
Less: allowance for credit losses	(95)	(96)
Total loans receivable, net	$9,742	$7,169
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
The Company’s ROU assets are included in other assets, and lease liabilities are included in other current liabilities and other liabilities in the Company’s Consolidated Balance Sheets.

Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs impairment tests. The Company may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital levels and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.
There was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
Intangible Assets
The Company’s finite-lived intangible assets are subject to impairment tests when events or circumstances indicate an intangible asset (or asset group) may be impaired. The Company’s indefinite-lived intangible assets are also tested for impairment annually. There were no significant impairments of intangible assets during the years ended December 31, 2025, 2024 and 2023.
Other Current Liabilities
Other current liabilities include health savings account deposits, accruals for premium rebates payable, the current portion of future policy benefits and customer balances.
Deposits
The Company, through Optum Bank, holds various deposits, primarily Health Savings Accounts (HSAs) and brokered certificates of deposit (CDs). HSAs have no defined maturities and the carrying value is the amount payable on demand on the reporting date, which approximates fair value and is included within other current liabilities on the Consolidated Balance Sheets. CDs have a stipulated maturity and fixed interest rates. As of December 31, 2025, the majority of the CDs had maturities of less than two years. The current and long-term portions of CDs are included within other current liabilities and other liabilities on the Consolidated Balance Sheets, respectively. As of December 31, 2025 and 2024, the Company had $13.9 billion and $13.7 billion of HSAs, respectively, and $1.6 billion and $1.1 billion of CDs, respectively.
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are primarily charged to expense as incurred.
Variable Interest Entities
The Company holds interests in various variable interest entities (“VIEs”), including certain physician practices that require an individual physician to legally own the equity interests as required by certain state laws and regulations. The determination of whether the Company is the primary beneficiary in a VIE, and therefore required to consolidate the VIE, is based on whether the Company has the power to direct the activities that most significantly impact the economic performance of the VIE and if the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The Company has entered into exclusive management agreements with certain care delivery practices, under which the Company provides non-clinical management services, including operational support, marketing, technology, infrastructure, sourcing and procurement, and other services. The Company concluded its interests in these care delivery practices are variable interests based upon the management agreements and additional support needed in order to fund the operations of the care delivery practices. While all clinical decisions, including but not limited to diagnosis, treatment, and prescribing, are controlled or made by practicing physicians or other licensed professionals consistent with state laws, the Company’s management activities are significant to the economic performance of the practices, and the Company has an obligation to absorb losses and the right to receive the benefits of the results of the care delivery practices. Therefore, the Company is determined to be the primary beneficiary and consolidates these care delivery practices.

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the Company’s subsidiaries whose redemption is outside of the Company’s control are classified as temporary equity. These interests primarily relate to put options on unowned shares, which are typically redeemable at fair value after a certain time period. The Company accretes changes in the redemption value to the earliest redemption date utilizing the interest method. If all interests were currently redeemable, the difference between the carrying value and the estimated redemption value is not material. The following table provides details of the Company's redeemable noncontrolling interests’ activity for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Redeemable noncontrolling interests, beginning of period	$4,323	$4,498
Net earnings	74	174
Acquisitions	9	33
Redemptions	(189)	(280)
Distributions	(99)	(125)
Fair value, deconsolidations and other adjustments	(2,510)	23
Redeemable noncontrolling interests, end of period	$1,608	$4,323
Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably, primarily over two to four years, and compensation expense related to restricted shares is based on the share price on the date of grant. Stock options vest ratably primarily over four years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options is based on the fair value at the date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 90% of the market price of the Company’s common stock at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in operating costs in the Consolidated Statements of Operations.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under ASU 2023-09, an entity is required to provide additional income tax disclosures on an annual basis, including disclosure of the disaggregation of income tax expense or benefit from continuing operations by federal, state and local, and foreign taxes; cash paid for income taxes by jurisdiction; and prescribed specific categories to be included within the effective tax rate reconciliation. The Company adopted the standard on a prospective basis and has included the required disclosures in Note 9.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.

3.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,086	$2	$(156)	$3,932
State and municipal obligations	6,533	24	(232)	6,325
Corporate obligations	25,927	159	(540)	25,546
U.S. agency mortgage-backed securities	10,284	33	(598)	9,719
Non-U.S. agency mortgage-backed securities	2,748	11	(99)	2,660
Total debt securities - available-for-sale	49,578	229	(1,625)	48,182
Debt securities - held-to-maturity:
U.S. government and agency obligations	461	2	(1)	462
State and municipal obligations	26	—	(2)	24
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	490	2	(3)	489
Total debt securities	$50,068	$231	$(1,628)	$48,671
December 31, 2024
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,600	$1	$(274)	$4,327
State and municipal obligations	7,357	2	(375)	6,984
Corporate obligations	24,391	56	(1,140)	23,307
U.S. agency mortgage-backed securities	10,577	1	(994)	9,584
Non-U.S. agency mortgage-backed securities	2,890	2	(175)	2,717
Total debt securities - available-for-sale	49,815	62	(2,958)	46,919
Debt securities - held-to-maturity:
U.S. government and agency obligations	444	—	(2)	442
State and municipal obligations	28	—	(2)	26
Corporate obligations	40	—	—	40
Total debt securities - held-to-maturity	512	—	(4)	508
Total debt securities	$50,327	$62	$(2,962)	$47,427
Nearly all of the Company’s investments in mortgage-backed securities were rated “Double A” or better as of December 31, 2025.
The Company held $5.5 billion and $4.9 billion of equity securities as of December 31, 2025 and 2024, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. The carrying values of equity securities held at fair value on non-recurring basis were $3.3 billion and $3.0 billion, including cumulative net unrealized gains of $0.8 billion and $1.3 billion, as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $(360) million, $710 million and $276 million, respectively, of unrealized (losses) or gains related to fair value adjustments on equity securities primarily in the Company’s venture portfolio and recorded $(54) million, $121 million and $44 million, respectively, of investment expenses related to the fair value adjustments. Unrealized gains and losses on equity securities are recorded within investment and other income with associated expenses recorded within operating costs within the Consolidated Statements of Operations.
Additionally, the Company’s investments included $3.8 billion of equity method investments primarily in operating businesses in the health care sector, as of both December 31, 2025 and 2024. The allowance for credit losses on held-to-maturity securities as of December 31, 2025 and 2024 was not material.

The amortized cost and fair value of debt securities as of December 31, 2025, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,859	$3,843	$266	$266
Due after one year through five years	13,775	13,547	202	203
Due after five years through ten years	11,962	11,670	5	5
Due after ten years	6,950	6,743	17	15
U.S. agency mortgage-backed securities	10,284	9,719	—	—
Non-U.S. agency mortgage-backed securities	2,748	2,660	—	—
Total debt securities	$49,578	$48,182	$490	$489
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. government and agency obligations	$500	$(4)	$2,339	$(152)	$2,839	$(156)
State and municipal obligations	523	(8)	4,342	(224)	4,865	(232)
Corporate obligations	2,661	(16)	10,399	(524)	13,060	(540)
U.S. agency mortgage-backed securities	346	(1)	6,665	(597)	7,011	(598)
Non-U.S. agency mortgage-backed securities	184	(1)	1,355	(98)	1,539	(99)
Total debt securities - available-for-sale	$4,214	$(30)	$25,100	$(1,595)	$29,314	$(1,625)
December 31, 2024
U.S. government and agency obligations	$1,475	$(51)	$2,152	$(223)	$3,627	$(274)
State and municipal obligations	2,593	(58)	4,085	(317)	6,678	(375)
Corporate obligations	7,402	(213)	11,449	(927)	18,851	(1,140)
U.S. agency mortgage-backed securities	4,791	(191)	4,674	(803)	9,465	(994)
Non-U.S. agency mortgage-backed securities	416	(5)	1,863	(170)	2,279	(175)
Total debt securities - available-for-sale	$16,677	$(518)	$24,223	$(2,440)	$40,900	$(2,958)
The Company’s unrealized losses from all securities as of December 31, 2025 were generated from approximately 24,000 positions out of a total of 41,000 positions. The Company believes it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectibility of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of December 31, 2025, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities as of December 31, 2025 and 2024 was not material.

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
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2025 or 2024.
Nonfinancial assets and liabilities or financial assets and liabilities measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The Company holds equity securities without readily determinable fair values, primarily related to the Company’s venture portfolio, and an equity method stake from the deconsolidation of a business in 2025, which are classified as Level 3 and measured on a nonrecurring basis. The fair values of these securities are typically based upon transactions of the same or similar security or unobservable amounts, with estimated value derived using valuation approaches such as discounted cash flow analyses, market comparable analyses and consideration of Company-specific information, market conditions and third-party indications.The assets and liabilities within businesses held for sale as of December 31, 2025 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information, market conditions and third-party indications. There were no other significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2025, 2024 or 2023.
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
Loan Receivables. The fair values of loan receivables which do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2. The fair values of Level 3 loans receivables are estimated using valuation techniques relying heavily on management assumptions and qualitative observations.
Long-Term Debt. The fair values of the Company’s long-term debt are estimated and classified using the same methodologies as the Company’s investments in debt securities.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2025
Cash and cash equivalents	$19,848	$4,517	$—	$24,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,778	154	—	3,932
State and municipal obligations	—	6,325	—	6,325
Corporate obligations	—	25,123	423	25,546
U.S. agency mortgage-backed securities	—	9,719	—	9,719
Non-U.S. agency mortgage-backed securities	—	2,660	—	2,660
Total debt securities - available-for-sale	3,778	43,981	423	48,182
Equity securities	2,083	20	67	2,170
Loan receivables	—	—	882	882
Total assets at fair value	$25,709	$48,518	$1,372	$75,599
Percentage of total assets at fair value	34%	64%	2%	100%
December 31, 2024
Cash and cash equivalents	$25,248	$64	$—	$25,312
Debt securities - available-for-sale:
U.S. government and agency obligations	4,194	133	—	4,327
State and municipal obligations	—	6,984	—	6,984
Corporate obligations	29	22,841	437	23,307
U.S. agency mortgage-backed securities	—	9,584	—	9,584
Non-U.S. agency mortgage-backed securities	—	2,717	—	2,717
Total debt securities - available-for-sale	4,223	42,259	437	46,919
Equity securities	1,859	24	65	1,948
Loan receivables	—	—	293	293
Total assets at fair value	$31,330	$42,347	$795	$74,472
Percentage of total assets at fair value	42%	57%	1%	100%

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2025
Debt securities - held-to-maturity	$463	$26	$—	$489	$490
Loan receivables	—	1,700	6,923	8,623	8,860
Long-term debt and other financing obligations	—	72,143	—	72,143	76,140
December 31, 2024
Debt securities - held-to-maturity	$482	$26	$—	$508	$512
Loan receivables	—	1,413	5,101	6,514	6,876
Long-term debt and other financing obligations	—	70,565	—	70,565	75,604
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
5.    Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2025	December 31, 2024
Land and improvements	$387	$364
Buildings and improvements	4,087	4,215
Computer equipment	2,279	2,267
Furniture and fixtures	1,708	1,694
Less accumulated depreciation	(3,719)	(3,645)
Property and equipment, net	4,742	4,895
Capitalized software	9,847	8,984
Less accumulated amortization	(3,827)	(3,326)
Capitalized software, net	6,020	5,658
Total property, equipment and capitalized software, net	$10,762	$10,553
 Depreciation expense for property and equipment for the years ended December 31, 2025, 2024 and 2023 was $1.0 billion, $1.0 billion, and $1.1 billion, respectively. Amortization expense for capitalized software for the years ended December 31, 2025, 2024 and 2023 was $1.7 billion, $1.4 billion and $1.2 billion, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Consolidated
Balance at January 1, 2024	$27,878	$37,079	$19,307	$19,468	$103,732
Acquisitions	—	2,071	—	2,305	4,376
Dispositions, foreign currency effects and other adjustments, net	(717)	(324)	(327)	(6)	(1,374)
Balance at December 31, 2024	27,161	38,826	18,980	21,767	106,734
Acquisitions	—	4,011	—	284	4,295
Dispositions, foreign currency effects and other adjustments, net	35	(72)	(247)	(246)	(530)
Balance at December 31, 2025	$27,196	$42,765	$18,733	$21,805	$110,499

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$14,456	$(5,966)	$8,490	$17,190	$(6,675)	$10,515
Trademarks and technology	2,356	(1,265)	1,091	2,917	(1,284)	1,633
Trade names, trademarks, operating licenses and certificates and other indefinite-lived	10,734	—	10,734	10,454	—	10,454
Other	400	(241)	159	1,057	(391)	666
Total	$27,946	$(7,472)	$20,474	$31,618	$(8,350)	$23,268
The fair values and weighted-average useful lives assigned to intangible assets as a result of transactions completed during years ended:

	2025		2024
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$14	8 years	$1,258	12 years
Trademarks and technology	21	3 years	527	6 years
Other	75	9 years	22	8 years
Total finite-lived	$110	8 years	$1,807	10 years
Total indefinite-lived - trade names, trademarks, operating licenses and certificates and other	415		8,795
Total intangible assets	$525		$10,602
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2026	$1,340
2027	1,257
2028	1,178
2029	1,047
2030	926
Amortization expense relating to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.7 billion, $1.7 billion and $1.6 billion, respectively.

7.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2025	2024	2023
Medical costs payable, beginning of period	$34,224	$32,395	$29,056
Acquisitions (dispositions), net	32	(755)	1
Reported medical costs:
Current year	313,463	264,885	242,734
Prior years	(140)	(700)	(840)
Premium deficiency and loss contracts reserves	672	—	—
Total reported medical costs	313,995	264,185	241,894
Medical payments:
Payments for current year	(277,135)	(231,890)	(211,380)
Payments for prior years	(31,290)	(29,532)	(27,176)
Total medical payments	(308,425)	(261,422)	(238,556)
Less: increase in medical costs payable included within businesses held for sale	(489)	(179)	—
Medical costs payable, end of period	$39,337	$34,224	$32,395
For the years ended December 31, 2025, 2024 and 2023, prior years’ medical cost reserve development included no individual factors that were significant. Medical costs payable included IBNR of $26.7 billion and $23.7 billion at December 31, 2025 and 2024, respectively. Substantially all of the IBNR balance as of December 31, 2025 relates to the current year.
The following is information about incurred and paid medical cost development as of December 31, 2025:

	Net Incurred Medical Costs
(in millions)	For the Years Ended December 31,
Year	2024	2025
2024	$264,885	$264,550
2025		313,463
Changes in premium deficiency and loss contracts reserves		672
Total		$578,685

	Net Cumulative Medical Payments
(in millions)	For the Years Ended December 31,
Year	2024	2025
2024	$(231,890)	$(262,318)
2025		(277,135)
Total		(539,453)
Net remaining outstanding liabilities prior to 2024		562
Acquisitions		32
Increase in medical costs payable included within businesses held for sale		(489)
Total medical costs payable		$39,337

8.    Short-Term Borrowings and Long-Term Debt
Short-term borrowings and senior unsecured long-term debt consisted of commercial paper and notes as follows:

	Carrying Value as of December 31,			Carrying Value as of December 31,
(in millions, except percentages)	2025	2024	(continued)	2025	2024
Commercial paper	$2,249	$1,300	$850 5.8%, Mar 2036	839	838
$2,000 3.75%, Jul 2025	—	1,999	$500 6.5%, Jun 2037	492	492
$750 5.15% Oct 2025	—	749	$650 6.625%, Nov 2037	641	641
$300 3.7%, Dec 2025	—	300	$1,100 6.875%, Feb 2038	1,080	1,079
$500 1.25%, Jan 2026	500	499	$1,250 3.5%, Aug 2039	1,243	1,243
$1,000 3.1%, Mar 2026	1,000	999	$1,000 2.75%, May 2040	972	970
$1,000 1.15%, May 2026	989	953	$300 5.7%, Oct 2040	297	296
$650 4.75%, Jul 2026	649	648	$350 5.95%, Feb 2041	346	346
$500 floating rate, Jul 2026	500	499	$1,500 3.05%, May 2041	1,485	1,485
$750 3.45%, Jan 2027	749	749	$600 4.625%, Nov 2041	591	590
$500 4.6%, Apr 2027	498	496	$502 4.375%, Mar 2042	487	487
$625 3.375%, Apr 2027	624	623	$625 3.95%, Oct 2042	611	610
$600 3.7%, May 2027	599	598	$750 4.25%, Mar 2043	737	737
$950 2.95%, Oct 2027	947	946	$1,500 5.5%, Jul 2044	1,476	1,475
$1,000 5.25%, Feb 2028	1,010	998	$2,000 4.75%, Jul 2045	1,977	1,976
$1,150 3.85%, Jun 2028	1,148	1,147	$750 4.2%, Jan 2047	740	739
$500 4.40% Jun 2028	498	—	$725 4.25%, Apr 2047	718	718
$850 3.875%, Dec 2028	847	847	$950 3.75%, Oct 2047	936	935
$1,250 4.25%, Jan 2029	1,250	1,221	$1,350 4.25%, Jun 2048	1,332	1,332
$400 4.7%, Apr 2029	406	398	$1,100 4.45%, Dec 2048	1,088	1,087
$900 4%, May 2029	882	854	$1,250 3.7%, Aug 2049	1,237	1,237
$1,000 2.875%, Aug 2029	943	902	$1,250 2.9%, May 2050	1,213	1,212
$1,250 4.8%, Jan 2030	1,257	1,225	$2,000 3.25%, May 2051	1,973	1,972
$1,250 5.3%, Feb 2030	1,272	1,243	$2,000 4.75%, May 2052	1,967	1,966
$1,250 2%, May 2030	1,242	1,240	$2,000 5.875%, Feb 2053	1,968	1,968
$750 4.65% Jan 2031	745	—	$2,000 5.05%, Apr 2053	1,970	1,969
$1,000 4.9%, Apr 2031	1,010	982	$1,750 5.375%, Apr 2054	1,730	1,729
$1,500 2.3%, May 2031	1,340	1,271	$2,750 5.625%, Jul 2054	2,724	2,724
$1,500 4.95%, Jan 2032	1,490	1,489	$750 5.95%, June 2055	735	—
$1,500 4.2%, May 2032	1,428	1,372	$1,250 3.875%, Aug 2059	1,229	1,229
$2,000 5.35%, Feb 2033	2,024	1,966	$1,000 3.125%, May 2060	967	967
$1,500 4.5%, Apr 2033	1,460	1,410	$1,000 4.95%, May 2062	982	981
$1,250 5%, Apr 2034	1,250	1,214	$1,500 6.05%, Feb 2063	1,466	1,466
$2,000 5.15%, Jul 2034	2,015	1,959	$1,750 5.2%, Apr 2063	1,710	1,710
$1,000 5.3%, June 2035	992	—	$1,100 5.5%, Apr 2064	1,086	1,085
$1,000 4.625%, Jul 2035	1,001	971	$1,850 5.75%, Jul 2064	1,822	1,822
			Total short-term borrowings and long-term debt	$77,681	$76,180
The Company’s long-term debt obligations also included $708 million and $724 million of other financing obligations, of which $182 million and $197 million were current as of December 31, 2025 and 2024, respectively.

Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2026	$6,082
2027	3,530
2028	3,605
2029	3,655
2030	3,855
Thereafter	58,657
Short-Term Borrowings
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2025, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 3.8%.
The Company has $7.0 billion five-year, $7.0 billion three-year and $7.0 billion 364-day revolving bank credit facilities with 26 banks, which mature in November 2030, November 2028 and November 2026, respectively. These facilities provide full liquidity support for the Company’s commercial paper program and are available for general corporate purposes. As of December 31, 2025, no amounts had been drawn on any of the bank credit facilities. The annual interest rates, which are variable based on term, are calculated based on one-month term Secured Overnight Financing Rate (SOFR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities as of December 31, 2025, annual interest rates would have ranged from 4.2% to 6.8%.
Debt Covenants
As of December 31, 2025, the Company was in compliance with the various covenants under its bank credit facilities.
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
The components of income before income taxes, based upon tax jurisdiction, for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Income before income taxes:
Domestic	$14,893	$28,264	$29,210
Foreign	(196)	(8,193)	(98)
Total income before income taxes	$14,697	$20,071	$29,112
The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Current Provision:
Federal	$1,381	$3,453	$4,418
State and local	598	416	716
Foreign	1,663	1,256	1,079
Total current provision	3,642	5,125	6,213
Deferred Benefit:
Federal	(1,149)	(621)	34
State and local	(227)	18	2
Foreign	(376)	307	(281)
Total deferred benefit	(1,752)	(296)	(245)
Total provision for income taxes	$1,890	$4,829	$5,968

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the year ended December 31, 2025 is as follows:

(in millions, except percentages)	2025
Tax provision at the U.S. federal statutory rate	$3,086	21.0%
Foreign tax effects (a)	(789)	(5.3)
State income taxes, net of federal benefit (b)	151	1.0
Nontaxable or nondeductible items (c)	(547)	(3.7)
Other, net	(11)	(0.1)
Provision for income taxes	$1,890	12.9%
(a)Comprised primarily of tax rate differential in Ireland and tax attributes in Luxembourg.
(b)State taxes in California, Florida, New York and Massachusetts contributed to the majority of the tax effect in     this category.
(c)Comprised primarily of tax impacts of net portfolio divestitures.
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 are as follows:

(in millions, except percentages)	2024		2023
Tax provision at the U.S. federal statutory rate	$4,215	21.0%	$6,114	21.0%
State income taxes, net of federal benefit	343	1.7	567	2.0
Share-based awards - excess tax benefit	(96)	(0.5)	(75)	(0.3)
Non-deductible compensation	171	0.9	174	0.6
Foreign rate differential	(369)	(1.8)	(442)	(1.5)
Tax effect of dispositions and other strategic transactions	1,215	6.1	(29)	(0.1)
Other, net	(650)	(3.3)	(341)	(1.2)
Provision for income taxes	$4,829	24.1%	$5,968	20.5%
Taxes Paid
A summary of total taxes paid for the year ended December 31, 2025 is as follows:

(in millions)	2025
Domestic:
State and local premium taxes	$2,371
Payroll and other taxes	2,062
Federal income taxes	1,209
State and local income taxes	316
Total domestic taxes paid	$5,958
Domestic taxes paid as a percentage of total taxes paid	73%
Foreign:
Income taxes (a)	$2,189
Other taxes	40
Total foreign taxes paid	$2,229
Foreign taxes paid as a percentage of total taxes paid	27%
Total taxes paid	$8,187
(a)    Comprised primarily of taxes paid to Ireland.

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2025	2024
Deferred income tax assets:
Accrued expenses and allowances	$1,282	$1,055
U.S. federal and state net operating loss carryforwards	566	442
Share-based compensation	210	189
Nondeductible liabilities	355	343
Lease liability	850	846
Unrecognized tax benefits	430	358
Net unrealized losses on investments	326	669
Other-domestic	291	239
Other-non-U.S.	275	80
Subtotal	4,585	4,221
Less: valuation allowances	(478)	(397)
Total deferred income tax assets	4,107	3,824
Deferred income tax liabilities:
U.S. federal and state intangible assets	(4,347)	(4,479)
Capitalized software	(152)	(288)
Depreciation and amortization	(435)	(400)
Prepaid expenses	(333)	(374)
Outside basis in partnerships	(402)	(960)
Lease right-of-use asset	(800)	(833)
Other-non-U.S.	(59)	(110)
Total deferred income tax liabilities	(6,528)	(7,444)
Net deferred income tax liabilities	$(2,421)	$(3,620)
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Substantially all of the federal net operating loss carryforwards have indefinite carryforward periods; state net operating loss carryforwards expire beginning in 2026 through 2045, with some having an indefinite carryforward period. Additionally, as of December 31, 2025 and 2024, the Company has historical non-U.S. net operating loss carryforwards for which a deferred tax asset and valuation allowance of $5.2 billion and $4.1 billion, respectively, are not established because realization of the loss carryforwards is remote.
As of December 31, 2025, except for subsidiaries held for sale, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. Taxes payable on the remittance of such earnings would be minimal.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of period	$4,123	$3,716	$3,081
Gross increases:
Current year tax positions	926	578	782
Prior year tax positions	583	10	97
Gross decreases:
Prior year tax positions	(6)	(121)	(212)
Statute of limitations lapses and settlements	(5)	(60)	(32)
Gross unrecognized tax benefits, end of period	$5,621	$4,123	$3,716

The Company classifies net interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $104 million, $210 million and $177 million of net interest and penalties, respectively. The Company had $741 million and $637 million of accrued interest and penalties for uncertain tax positions as of December 31, 2025 and 2024, respectively. These amounts are not included in the reconciliation above. As of December 31, 2025, there were $2.8 billion of unrecognized tax benefits which, if recognized, would affect the effective tax rate.
The Company currently files income tax returns in the United States, various states and localities and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2016 and prior. The Company’s 2017 through 2023 tax years are under exam by the IRS, with the 2017 through 2020 tax years under the IRS’s Compliance Assurance Process. The Company is no longer subject to state income tax examinations prior to the 2015 tax year. The Company is subject to examination in non-U.S. jurisdictions for years 2015 and forward.
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
For the year ended December 31, 2025, the Company’s domestic insurance and HMO subsidiaries received capital infusions from its parent companies, net of dividends, of $535 million. Dividends paid by the subsidiaries to their parent companies included $893 million of extraordinary dividends. For the year ended December 31, 2024, the Company’s domestic insurance and HMO subsidiaries paid their parent companies dividends, net of capital infusions, of $9.2 billion, including $2.6 billion of extraordinary dividends.
The Company's financially regulated subsidiaries had estimated aggregate statutory capital and surplus of $43.1 billion as of December 31, 2025. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's financially regulated subsidiaries was approximately $23.2 billion as of December 31, 2025. In 2025, the Company entered into various agreements with reinsurers that could limit the Company’s risk of loss under certain circumstances, thus reducing its capital and surplus requirements. These agreements do not qualify for reinsurance accounting and are therefore accounted for under deposit accounting.
Optum Bank must meet minimum capital requirements of the FDIC under the capital adequacy rules to which it is subject. At December 31, 2025, the Company believes Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
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

A summary of common share repurchases for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(in millions, except per share data)	2025	2024
Common share repurchases, shares	12	17
Common share repurchases, average price per share	$454.82	$529.85
Common share repurchases, aggregate cost	$5,482	$8,942
Board authorized shares remaining	21	33
Dividends
In June 2025, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $8.84 compared to $8.40 per share, which the Company had paid since June 2024. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2025 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 18	$2.10	$1,912
June 24	2.21	2,000
September 23	2.21	2,002
December 16	2.21	2,002
11.    Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options and restricted shares. As of December 31, 2025, the Company had 39 million shares available for future grants of share-based awards under the 2020 Stock Incentive Plan. As of December 31, 2025, there were 15 million shares of common stock available for issuance under the ESPP.
Stock Options
Stock option activity for the year ended December 31, 2025 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	17	$370
Granted	5	389
Exercised	(3)	215
Forfeited	(1)	491
Outstanding at end of period	18	391	5.6	$546
Exercisable at end of period	11	336	4.0	505
Vested and expected to vest, end of period	18	390	5.5	542
Restricted Shares
Restricted share activity for the year ended December 31, 2025 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4	$489
Granted	3	421
Vested	(2)	503
Nonvested at end of period	5	441

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2025	2024	2023
Stock Options
Weighted-average grant date fair value of shares granted, per share	$110	$138	$134
Total intrinsic value of stock options exercised	616	1,886	1,325
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	421	523	493
Total fair value of restricted shares vested	553	690	803
Employee Stock Purchase Plan
Number of shares purchased	1	1	1
Share-Based Compensation Items
Share-based compensation expense, before tax	$971	$1,018	$1,059
Share-based compensation expense, net of tax effects	865	896	937
Income tax benefit realized from share-based award exercises	130	216	231

(in millions, except years)	December 31, 2025
Unrecognized compensation expense related to share awards	$1,333
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.7% - 4.3%	3.6% - 4.4%	3.8% - 4.6%
Expected volatility	25.1% - 33.5%	25.5% - 30.7%	29.7% - 30.6%
Expected dividend yield	1.7% - 3.5%	1.4% - 1.5%	1.3% - 1.5%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.8	4.6	4.6
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
Other Employee Benefit Plans
The Company offers various defined contribution retirement savings plans for its domestic employees. Compensation expense related to these plans was $850 million, $853 million and $804 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, the Company maintains non-qualified, deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $2.2 billion and $2.1 billion as of December 31, 2025 and 2024, respectively.

12.    Commitments and Contingencies
Leases
Operating lease costs, including immaterial variable and short-term lease costs, were $1.6 billion, $1.4 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Cash payments made on the Company’s operating lease liabilities were $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which were classified within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2025, the Company’s weighted-average remaining lease term and weighted-average discount rate for its operating leases were 9.2 years and 5.0%, respectively.
As of December 31, 2025, future minimum annual lease payments under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2026	$1,052
2027	916
2028	740
2029	637
2030	552
Thereafter	2,665
Total future minimum lease payments	6,562
Less: imputed interest	(1,391)
Less: future minimum lease payments included within businesses held for sale	(556)
Total	$4,615
Other Commitments
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2025, 2024 or 2023.
The Company has entered into certain transactions that include various put and call options on unconsolidated businesses. As of December 31, 2025 the estimated obligation under these arrangements if they were currently redeemable was $4.8 billion. The Company does not have any material potential required repurchases in the next twelve months.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General (OIG), the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company responds on a regular basis to subpoenas, information requests, inquiries, investigations and other processes from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS and OIG have selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
13.    Business Combinations
During the year ended December 31, 2025, the Company completed several business combinations for total consideration of $4.8 billion.
Acquired assets (liabilities) at acquisition date were as follows:

(in millions)
Cash and cash equivalents	$305
Accounts receivable and other current assets	811
Property, equipment and other long-term assets	247
Other intangible assets	525
Total identifiable assets acquired	1,888
Medical costs payable	(32)
Accounts payable and other current liabilities	(536)
Other long-term liabilities	(355)
Total identifiable liabilities acquired	(923)
Total net identifiable assets	965
Goodwill	4,295
Nonredeemable noncontrolling interests	(425)
Net assets acquired	$4,835
The majority of goodwill is not deductible for income tax purposes. The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent liabilities, are finalized.
The results of operations and financial condition of acquired entities have been included in the Company’s consolidated results and the results of the corresponding operating segment as of the date of acquisition. For the year ended December 31, 2025, the acquired entities’ impact on revenues and net earnings was not material.
Unaudited pro forma revenues and net earnings for the years ended December 31, 2025 and 2024, as if the business combinations had occurred on January 1, 2024, were immaterial for both periods.
14.    Dispositions and Held for Sale
2025 Dispositions and Held for Sale
In the fourth quarter of 2025, the Company entered into an agreement to sell its remaining South American operations, which is expected to close in the second half of 2026, subject to regulatory and other customary closing conditions. Losses related to this transaction are included within loss on sale of subsidiary and subsidiaries held for sale on the Consolidated Statements of Operations as they relate to the strategic exit of South American markets and include significant losses related to foreign currency translation effects.
The Company initiated various other dispositions in the fourth quarter of 2025, which were classified as held for sale as of December 31, 2025. Losses related to these actions were $950 million and were included within operating costs on the Consolidated Statements of Operations.

Assets and liabilities held for sale have been included within prepaid expenses and other current assets and other current liabilities on the Condensed Consolidated Balance Sheets, respectively. The assets and liabilities of the held for sale disposal groups as of December 31, 2025, were as follows:

(in millions)	South American Businesses	Other Businesses
Assets
Cash and cash equivalents	$253	$317
Accounts receivable and other current assets	747	515
Property, equipment and capitalized software	819	292
Goodwill	176	434
Other intangible assets	257	803
Other long-term assets	320	346
Remeasurement of assets of businesses held for sale to fair value less cost to sell (1)	(1,523)	(950)
Total assets	$1,049	$1,757
Liabilities
Medical costs payable	$205	$463
Accounts payable and other current liabilities	408	301
Other long-term liabilities	362	407
Total liabilities	$975	$1,171
(1)     Includes the effect of $891 million of cumulative foreign currency translation losses and $275 million of noncontrolling interests for the South American businesses held for sale.
2025 Deconsolidation of Business
Due to changes in governance rights, the Company deconsolidated a business that had net assets and redeemable noncontrolling interests with carrying values of $1.4 billion and $2.6 billion, respectively. As a result of the deconsolidation, the Company recorded an equity method investment of $575 million and recognized a gain of $1.7 billion, which was included within operating costs on the Consolidated Statements of Operations.
2024 Dispositions and Held for Sale
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
As a result of continued portfolio refinement, the Company sold other businesses and assets and entered into strategic transactions. These transactions resulted in total consideration received of $3.0 billion and an additional $1.9 billion of equity method investments related to the valuation of our retained interests in certain transactions. The carrying value for these transactions was $1.0 billion, primarily related to goodwill. The gains from business portfolio refinement, including strategic transactions, were recorded within operating costs in the Consolidated Statements of Operations and contributed about 80 basis points ($3.3 billion) to the operating cost ratio, nearly half ($1.4 billion) related to Optum Health with the remainder split between UnitedHealthcare ($1.1 billion) and Optum Insight ($800 million). Certain transactions also included various put and call options, which were valued at $630 million and included in other liabilities on the Consolidated Balance Sheets.

15.    Segment Financial Information
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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 44%, 40% and 40% for the years ended December 31, 2025, 2024 and 2023, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment.
2026 Business Realignment
On January 1, 2026, the Company realigned certain businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health will now be included in Optum Insight. The Company’s reportable segments will remain unchanged, with prior period segment financial information being recast to conform to the 2026 presentation, beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the SEC.

The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health	Optum Insight	Optum Rx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2025
Revenues - unaffiliated customers:
Premiums	$332,390	$19,839	$—	$—	$—	$19,839	$—	$352,229
Products	—	273	182	52,925	—	53,380	—	53,380
Services	10,340	16,757	6,187	4,754	—	27,698	—	38,038
Total revenues - unaffiliated customers	342,730	36,869	6,369	57,679	—	100,917	—	443,647
Total revenues - affiliated customers	—	63,615	12,948	96,873	(5,480)	167,956	(167,956)	—
Investment and other income	2,173	1,473	100	174	—	1,747	—	3,920
Total revenues	$344,903	$101,957	$19,417	$154,726	$(5,480)	$270,620	$(167,956)	$447,567
Total operating costs (a)	$335,478	$102,235	$16,793	$147,533	$(5,480)	$261,081	$(167,956)	$428,603
Earnings from operations	$9,425	$(278)	$2,624	$7,193	$—	$9,539	$—	$18,964
Interest expense	—	—	—	—	—	—	(4,002)	(4,002)
Loss on sale of subsidiary and subsidiaries held for sale	(265)	—	—	—	—	—	—	(265)
Earnings before income taxes	$9,160	$(278)	$2,624	$7,193	$—	$9,539	$(4,002)	$14,697
Total assets	$124,051	$100,991	$35,400	$62,262		$198,653	$(13,123)	$309,581
Purchases of property, equipment and capitalized software	816	1,237	1,170	399	—	2,806	—	3,622
Depreciation and amortization	883	1,211	1,422	845	—	3,478	—	4,361
2024
Revenues - unaffiliated customers:
Premiums	$286,004	$22,806	$—	$—	$—	$22,806	$—	$308,810
Products	—	277	174	49,775	—	50,226	—	50,226
Services	9,791	16,153	6,466	3,630	—	26,249	—	36,040
Total revenues - unaffiliated customers	295,795	39,236	6,640	53,405	—	99,281	—	395,076
Total revenues - affiliated customers	—	63,883	11,881	79,512	(4,389)	150,887	(150,887)	—
Investment and other income	2,413	2,239	236	314	—	2,789	—	5,202
Total revenues	$298,208	$105,358	$18,757	$133,231	$(4,389)	$252,957	$(150,887)	$400,278
Total operating costs (a)	$282,624	$97,588	$15,660	$127,395	$(4,389)	$236,254	$(150,887)	$367,991
Earnings from operations	$15,584	$7,770	$3,097	$5,836	$—	$16,703	$—	$32,287
Interest expense	—	—	—	—	—	—	(3,906)	(3,906)
Loss on sale of subsidiary and subsidiaries held for sale	(8,310)	—	—	—	—	—	—	(8,310)
Earnings before income taxes	$7,274	$7,770	$3,097	$5,836	$—	$16,703	$(3,906)	$20,071
Total assets	$119,009	$96,472	$34,452	$59,086	$—	$190,010	$(10,741)	$298,278
Purchases of property, equipment and capitalized software	781	1,008	1,291	419	—	2,718	—	3,499
Depreciation and amortization	889	1,123	1,294	793	—	3,210	—	4,099
2023
Revenues - unaffiliated customers:
Premiums	$269,052	$21,775	$—	$—	$—	$21,775	$—	$290,827
Products	—	207	162	42,214	—	42,583	—	42,583
Services	10,057	14,109	7,760	2,197	—	24,066	—	34,123
Total revenues - unaffiliated customers	279,109	36,091	7,922	44,411	—	88,424	—	367,533
Total revenues - affiliated customers	—	57,696	10,896	71,484	(3,703)	136,373	(136,373)	—
Investment and other income	2,251	1,532	114	192	—	1,838	—	4,089
Total revenues	$281,360	$95,319	$18,932	$116,087	$(3,703)	$226,635	$(136,373)	$371,622
Total operating costs (a)	$264,945	$88,759	$14,664	$110,972	$(3,703)	$210,692	$(136,373)	$339,264
Earnings from operations	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$—	$32,358
Interest expense	—	—	—	—	—	—	(3,246)	(3,246)
Earnings before income taxes	$16,415	$6,560	$4,268	$5,115	$—	$15,943	$(3,246)	$29,112
Total assets	$110,943	$89,432	$34,173	$51,266	$—	$174,871	$(12,094)	$273,720
Purchases of property, equipment and capitalized software	866	1,199	974	347	—	2,520	—	3,386
Depreciation and amortization	989	1,058	1,229	696	—	2,983	—	3,972
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2025
Management of UnitedHealth Group Incorporated and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2025. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 2, 2026

ITEM 9B.     OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or under any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sets forth certain information regarding our directors as of March 2, 2026, including their name and principal occupation or employment:

Charles Baker	Stephen Hemsley
President National Collegiate Athletic Association	Chair and Chief Executive Officer UnitedHealth Group

Timothy Flynn	Michele Hooper
Retired Chair KPMG International	President and Chief Executive Officer The Directors’ Council

Paul Garcia	F. William McNabb III
Retired Chair and Chief Executive Officer Global Payments Inc.	Lead Independent Director UnitedHealth Group Former Chairman and Chief Executive Officer The Vanguard Group, Inc.

Kristen Gil	Valerie Montgomery Rice, M.D.
Former Vice President and Business Finance Officer Alphabet Inc.	President and Chief Executive Officer Morehouse School of Medicine

Scott Gottlieb, M.D.	John Noseworthy, M.D.
Former Commissioner U.S. Food and Drug Administration	Former Chief Executive Officer and President Mayo Clinic
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
The remaining information required by Items 401, 405, 406, 407(c)(3), (d)(4), (d)(5), and 408(b) of Regulation S-K will be included under the headings “Corporate Governance”, “Proposal 1-Election of Directors” and “Insider Trading Policy” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM  11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2025, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	18	$395	54	(3)
Equity compensation plans not approved by shareholders (2)	—		—
Total (2)	18	$—	54
(1)Consists of the UnitedHealth Group Incorporated 2020 Stock Incentive Plan (2020 Stock Incentive Plan”), as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended (ESPP).
(2)Excludes 307,500 shares underlying stock options assumed by us in connection with acquisitions. These options have a weighted-average exercise price of $145 and an average remaining term of approximately 3.3 years. These options are administered pursuant to the terms of the plans under which the options originally were granted. No future awards will be granted under these acquired plans.
(3)Includes 15 million shares of common stock available for future issuance under the ESPP as of December 31, 2025, and 39 million shares available under the 2020 Stock Incentive Plan as of December 31, 2025. Shares available under the 2020 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2025 and 2024.
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.
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

EXHIBIT INDEX**

3.1
Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Registration Statement on Form 8-A/A, Commission File No. 1-10864, filed on July 1, 2015)

3.2
Amended and Restated Bylaws of UnitedHealth Group Incorporated, effective November 6, 2025 (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 13, 2025)

4.1
Amended and Restated Indenture, dated as of April 27, 2023, between UnitedHealth Group Incorporated and Wilmington Trust Company, as successor trustee (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on April 28, 2023)

4.2
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

4.3
Supplemental Indenture, dated as of April 18, 2023, between UnitedHealth Group Incorporated and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2038 (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on April 24, 2023)

4.4	Description of Common Stock (incorporated by reference to Exhibit 4.5 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019)
*10.1	UnitedHealth Group 2020 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, SEC File Number 333-238854, filed on June 1, 2020)
*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.3	Form of Agreement for Nonqualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.4	Form of Agreement for Performance-Based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan
*10.5	Form of Agreement for Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.6	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.7	Form of Agreement for Performance-Based Restricted Stock Unit Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Witty)
*10.8	Form of Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Hemsley)
*10.9	Amendment to Agreement for Nonqualified Stock Option Award under UnitedHealth Group Incorporated’s 2020 Stock Incentive Plan (Hemsley)
*10.10
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

*10.14
UnitedHealth Group Executive Savings Plan (2024 Statement) (incorporated by reference to Exhibit 10.31 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023)

*10.15	First Amendment of UnitedHealth Group Executive Savings Plan (2024 Statement)
*10.16	Second Amendment of UnitedHealth Group Executive Savings Plan (2024 Statement)
*10.17
Executive Long-Term Disability Program, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.28 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.18	Summary of Non-Management Director Compensation

*10.19
UnitedHealth Group Directors’ Compensation Deferral Plan (2023 Statement) (incorporated by reference to Exhibit 10.30 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022)

*10.20
Amended and Restated Employment Agreement, effective as of June 7, 2016, between United HealthCare Services, Inc. and John Rex (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*10.21
Amended and Restated Employment Agreement, dated February 3, 2021, between the Company and Andrew P Witty (incorporated by reference to Exhibit 5.02 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on February 8, 2021)

*10.22
Employment Agreement, effective as of May 12, 2025, between United HealthCare Services, Inc. and Stephen Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q filed on August 11, 2025)

*10.23
Employment Agreement, effective as of September 2, 2025, between United HealthCare Services, Inc. and Wayne DeVeydt (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on July 31, 2025)

*10.24	Amended and Restated Employment Agreement, effective as of May 6, 2025, between United HealthCare Services, Inc. and Patrick Conway
*10.25	Employment Agreement, effective as of February 23, 2014, between United HealthCare Services, Inc. and Timothy Noel
*10.26	Amendment to Employment Agreement, effective as of January 22, 2025, between United HealthCare Services, Inc. and Timothy Noel
*10.27
Amended and Restated Employment Agreement, effective as of April 1, 2024, between United HealthCare Services, Inc. and Heather Cianfrocco (incorporated by reference to Exhibit 10.45 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K filed on February 27, 2025)

*10.28
Amended and Restated Employment Agreement, effective as of June 4, 2024, between United HealthCare Services, Inc. and Christopher Zaetta (incorporated by reference to Exhibit 10.48 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K filed on February 27, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024)
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of UnitedHealth Group Incorporated and Subsidiaries:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and the Company’s internal control over financial reporting as of December 31, 2025, and have issued our reports thereon dated March 2, 2026; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 2, 2026

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$303	$234
Other current assets	1,533	411
Total current assets	1,836	645
Equity in net assets of subsidiaries	206,415	179,888
Long-term notes receivable from subsidiaries	679	6,062
Other assets	673	920
Total assets	$209,603	$187,515

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,812	$1,501
Intercompany payable, net	10,236	679
Short-term notes payable to subsidiaries	2,503	2,016
Short-term borrowings and current maturities of long-term debt	5,887	4,348
Total current liabilities	21,438	8,544
Long-term debt, less current maturities	71,794	71,831
Long-term notes payable to subsidiaries	21,676	14,405
Other liabilities	585	77
Total liabilities	115,493	94,857
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 906 and 915 issued and outstanding	9	9
Additional paid-in capital	559	—
Retained earnings	95,603	96,036
Accumulated other comprehensive loss	(2,061)	(3,387)
Total UnitedHealth Group shareholders’ equity	94,110	92,658
Total liabilities and shareholders’ equity	$209,603	$187,515
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Revenues:
Investment and other income	$154	$368	$312
Total revenues	154	368	312
Operating costs:
Operating costs	10	108	35
Interest expense	4,780	4,544	3,469
Total operating costs	4,790	4,652	3,504
Loss before income taxes	(4,636)	(4,284)	(3,192)
Benefit for income taxes	974	1,032	654
Loss of parent company	(3,662)	(3,252)	(2,538)
Equity in undistributed income of subsidiaries	15,718	17,657	24,919
Net earnings	12,056	14,405	22,381
Other comprehensive income	1,326	3,640	1,366
Comprehensive income	$13,382	$18,045	$23,747
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Cash flows from operating activities	$13,311	$4,852	$17,443
Investing activities
Issuances of notes to subsidiaries	(3,901)	(349)	(41)
Repayments of notes to subsidiaries	8,655	225	817
Cash paid for acquisitions and other transactions	(4,648)	(13,750)	(8,144)
Return of capital to parent company	901	21	639
Capital contributions to subsidiaries	(6,822)	—	(2,472)
Cash received from dispositions, net	458	2,444	624
Other, net	—	30	286
Cash flows used for investing activities	(5,357)	(11,379)	(8,291)
Financing activities
Common stock repurchases	(5,545)	(9,000)	(8,000)
Proceeds from common stock issuances	827	1,846	1,353
Cash dividends paid	(7,916)	(7,533)	(6,761)
Proceeds from (repayments of) short-term borrowings, net	807	(151)	11
Proceeds from issuance of long-term debt	2,969	17,811	6,394
Repayments of long-term debt	(3,050)	(3,000)	(2,125)
(Repayments of) proceeds from short-term notes from subsidiaries, net	(677)	(7,966)	1,188
Proceeds from long-term notes from subsidiaries	7,162	14,396	—
Repayments of long-term notes from subsidiaries	(2,120)	(28)	—
Other, net	(342)	(390)	(702)
Cash flows (used for) from financing activities	(7,885)	5,985	(8,642)
Increase (decrease) in cash and cash equivalents	69	(542)	510
Cash and cash equivalents, beginning of period	234	776	266
Cash and cash equivalents, end of period	$303	$234	$776

Supplemental cash flow disclosures
Cash paid for interest	$4,817	$4,241	$3,257
Cash paid for income taxes	1,119	2,450	4,426
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
Dividends, Capital Distributions and Contributions. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $6.8 billion, $19.3 billion and $18.5 billion in 2025, 2024 and 2023, respectively. The parent company received $901 million, $21 million and $639 million in cash as a return of capital during 2025, 2024 and 2023, respectively. Cash contributions to the parent company’s subsidiaries were $6.8 billion and $2.5 billion in 2025 and 2023, respectively, with no cash contributions in 2024. Additionally, in 2025, the parent company made $5.1 billion of non-cash contributions in the form of intercompany receivables to its subsidiaries.
3.    Short-Term Borrowings and Long-Term Debt
Discussion of short-term borrowings and long-term debt can be found in Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Long-term debt obligations of the parent company do not include other financing obligations at subsidiaries which totaled $708 million and $724 million at December 31, 2025 and 2024, respectively.
Maturities of short-term borrowings and long-term debt for the years ending December 31 are as follows:

(in millions)
2026	$5,900
2027	3,425
2028	3,500
2029	3,550
2030	3,750
Thereafter	58,552
UnitedHealth Group’s parent company had short-term notes payable to subsidiaries of $2.5 billion and $2.0 billion as of December 31, 2025 and 2024, respectively, which included on-demand features. UnitedHealth Group’s parent company had long-term notes payable to subsidiaries of $21.7 billion and $14.4 billion as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company converted $2.9 billion of short-term intercompany payables to long-term notes payables.
4. Commitments and Contingencies
Certain subsidiaries are guaranteed by UnitedHealth Group’s parent company in the event of insolvency. UnitedHealth Group’s parent company also provides guarantees related to its service level under certain contracts. None of the amounts accrued, paid or charged to income for service level guarantees were material as of December 31, 2025, 2024 or 2023.
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
Dated: March 2, 2026

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN HEMSLEY
Stephen Hemsley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	March 2, 2026
Stephen Hemsley
/s/ WAYNE DEVEYDT	Chief Financial Officer (principal financial officer)	March 2, 2026
Wayne DeVeydt
/s/ THOMAS ROOS	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 2, 2026
Thomas Roos
*	Director	March 2, 2026
Charles Baker
*	Director	March 2, 2026
Timothy Flynn
*	Director	March 2, 2026
Paul Garcia
*	Director	March 2, 2026
Kristen Gil
*	Director	March 2, 2026
Scott Gottlieb, M.D.
*	Director	March 2, 2026
Michele Hooper
*	Director	March 2, 2026
F. William McNabb III
*	Director	March 2, 2026
Valerie Montgomery Rice, M.D.
*	Director	March 2, 2026
John Noseworthy, M.D.

*By	/s/ CHRISTOPHER ZAETTA
Christopher Zaetta As Attorney-in-Fact