Form 10-Q
period 2026-03-31
UNITEDHEALTH GROUP INC
filed 2026-05-05
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2026, there were 908,144,404 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,001	$24,365
Short-term investments	3,228	3,756
Accounts receivable, net	26,587	23,018
Other current receivables, net	24,588	29,697
Prepaid expenses and other current assets	8,723	9,746
Total current assets	91,127	90,582
Long-term investments	56,788	54,251
Property, equipment and capitalized software, net	10,667	10,762
Goodwill	110,512	110,499
Other intangible assets, net	20,093	20,474
Other assets	23,457	23,013
Total assets	$312,644	$309,581
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$39,659	$39,337
Accounts payable and accrued liabilities	38,631	38,032
Short-term borrowings and current maturities of long-term debt	6,477	6,069
Unearned revenues	3,419	3,413
Other current liabilities	25,938	28,046
Total current liabilities	114,124	114,897
Long-term debt, less current maturities	71,440	72,320
Deferred income taxes	2,864	2,421
Other liabilities	18,897	18,245
Total liabilities	207,325	207,883
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,424	1,608
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 908 and 906 issued and outstanding	9	9
Additional paid-in capital	556	559
Retained earnings	99,878	95,603
Accumulated other comprehensive loss	(2,562)	(2,061)
Nonredeemable noncontrolling interests	6,014	5,980
Total equity	103,895	100,090
Total liabilities, redeemable noncontrolling interests and equity	$312,644	$309,581
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenues:
Premiums	$87,561	$86,534
Products	13,250	13,036
Services	9,779	8,972
Investment and other income	1,131	1,033
Total revenues	111,721	109,575
Operating costs:
Medical costs	73,489	73,411
Operating costs	15,390	13,594
Cost of products sold	12,823	12,390
Depreciation and amortization	1,029	1,061
Total operating costs	102,731	100,456
Earnings from operations	8,990	9,119
Interest expense	(955)	(998)
Loss on sale of subsidiary and subsidiaries held for sale	(72)	(15)
Earnings before income taxes	7,963	8,106
Provision for income taxes	(1,482)	(1,632)
Net earnings	6,481	6,474
Earnings attributable to noncontrolling interests	(201)	(182)
Net earnings attributable to UnitedHealth Group common shareholders	$6,280	$6,292
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.92	$6.90
Diluted	$6.90	$6.85
Basic weighted-average number of common shares outstanding	908	912
Dilutive effect of common share equivalents	2	6
Diluted weighted-average number of common shares outstanding	910	918
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	18	6
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net earnings	$6,481	$6,474
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(370)	521
Income tax effect	84	(119)
Total unrealized (losses) gains, net of tax	(286)	402
Gross reclassification adjustment for net realized losses (gains) included in net earnings	5	(10)
Income tax effect	(1)	2
Total reclassification adjustment, net of tax	4	(8)
Foreign currency translation (losses) gains	(59)	88
Reclassification adjustment for translation gains included in net earnings	(160)	—
Total foreign currency translation (losses) gains	(219)	88
Other comprehensive (loss) income	(501)	482
Comprehensive income	5,980	6,956
Comprehensive income attributable to noncontrolling interests	(201)	(182)
Comprehensive income attributable to UnitedHealth Group common shareholders	$5,779	$6,774
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended March 31, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2026	906	$9	$559	$95,603	$(1,078)	$(983)	$5,980	$100,090
Net earnings				6,280			167	6,447
Other comprehensive loss					(282)	(219)		(501)
Issuances of common stock, and related tax effects	2	—	89					89
Share-based compensation			353					353
Common share repurchases	—	—	(496)					(496)
Cash dividends paid on common shares ($2.21 per share)				(2,005)				(2,005)
Redeemable noncontrolling interests fair value and other adjustments			51					51
Acquisition and other adjustments of nonredeemable noncontrolling interests							31	31
Distribution to nonredeemable noncontrolling interests							(164)	(164)
Balance at March 31, 2026	908	$9	$556	$99,878	$(1,360)	$(1,202)	$6,014	$103,895

Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				6,292			148	6,440
Other comprehensive income					394	88		482
Issuances of common stock, and related tax effects	1	—	183					183
Share-based compensation			362					362
Common share repurchases	(6)	—	(540)	(2,482)				(3,022)
Cash dividends paid on common shares ($2.10 per share)				(1,912)				(1,912)
Redeemable noncontrolling interests fair value and other adjustments			(5)					(5)
Acquisition and other adjustments of nonredeemable noncontrolling interests							194	194
Distribution to nonredeemable noncontrolling interests							(179)	(179)
Balance at March 31, 2025	910	$9	$—	$97,934	$(1,832)	$(1,073)	$5,773	$100,811
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net earnings	$6,481	$6,474
Noncash items:
Depreciation and amortization	1,029	1,061
Deferred income taxes	540	64
Share-based compensation	348	375
Loss on sale of subsidiary and subsidiaries held for sale	72	15
Other, net	(304)	97
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	(3,544)	(4,462)
Other assets	2,919	(544)
Medical costs payable	296	2,993
Accounts payable and other liabilities	1,055	(607)
Unearned revenues	20	(10)
Cash flows from operating activities	8,912	5,456
Investing activities
Purchases of investments	(6,515)	(4,135)
Sales of investments	1,878	3,185
Maturities of investments	2,285	2,167
Cash paid for acquisitions and other transactions, net of cash assumed	—	(702)
Purchases of property, equipment and capitalized software	(763)	(898)
Repayments of care provider loans - cyberattack	82	891
Originations and purchases of loans	(1,215)	(833)
Repayments and maturities of loans	699	254
Cash received from dispositions and other strategic transactions, net	1,081	21
Other, net	21	(24)
Cash flows used for investing activities	(2,447)	(74)
Financing activities
Common share repurchases	—	(3,000)
Cash dividends paid	(2,005)	(1,912)
Proceeds from common stock issuances	231	360
Repayments of long-term debt	(1,500)	—
Proceeds from short-term borrowings, net	1,100	3,911
Customer funds administered	600	1,245
Other, net	(1,418)	(505)
Cash flows (used for) from financing activities	(2,992)	99
Effect of exchange rate changes on cash and cash equivalents	(7)	15
Increase in cash and cash equivalents, including cash within businesses held for sale	3,466	5,496
Less: net change in cash within businesses held for sale	170	(91)
Net increase in cash and cash equivalents	3,636	5,405
Cash and cash equivalents, beginning of period	24,365	25,312
Cash and cash equivalents, end of period	$28,001	$30,717
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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries, including variable interest entities. Intercompany accounts and transactions have been eliminated. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC (2025 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Revenues - Products and Services
As of March 31, 2026 and December 31, 2025, accounts receivable related to products and services were $9.3 billion and $9.7 billion, respectively. As of March 31, 2026, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $11.0 billion, of which approximately half is expected to be recognized in the next three years.
Receivables Financing Facility
The Company has a $3.3 billion 364-day uncommitted receivables financing facility under which certain receivables may be sold to financial institutions. During the three months ended March 31, 2026, the Company sold $585 million of receivables under the receivables financing facility, of which $245 million has been collected from counterparties and not yet remitted to financial institutions. During the three months ended March 31, 2026, the Company also remitted $2.0 billion to financial institutions related to receivables sold in 2025. This was comprised of $1.0 billion collected but not remitted in 2025 and an additional $1.0 billion collected in 2026. The loss on discounted receivables was immaterial for the three months ended March 31, 2026.
Net Portfolio Divestitures and Restructuring and Other Actions
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. In the first quarter of 2026, these actions resulted in a net gain of $230 million, reflecting gains on the sales of businesses previously held for sale as of December 31, 2025, partially offset by incremental losses on other businesses held for sale. By segment, this included gains of $528 million and $8 million at Optum Insight and Optum Rx, respectively, partially offset by a net loss of $306 million at Optum Health. Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.

Restructuring and Other Actions
In the first quarter of 2026, restructuring and other items included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. This was partially offset by a $137 million reduction of loss contract reserves established in the fourth quarter of 2025 and $59 million of net valuation gains on equity securities. Restructuring and other actions resulted in an impact of $339 million at Optum Insight, partially offset by $135 million at Optum Health. These items increased operating costs by $415 million, partially offset by an increase to investment and other income of $74 million and decreased medical costs of $137 million on the Condensed Consolidated Statements of Operations.
2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,605	$—	$(168)	$3,437
State and municipal obligations	6,027	14	(262)	5,779
Corporate obligations	28,157	80	(699)	27,538
U.S. agency mortgage-backed securities	10,901	17	(643)	10,275
Non-U.S. agency mortgage-backed securities	3,177	5	(105)	3,077
Total debt securities - available-for-sale	51,867	116	(1,877)	50,106
Debt securities - held-to-maturity:
U.S. government and agency obligations	445	1	(1)	445
State and municipal obligations	26	—	(3)	23
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	474	1	(4)	471
Total debt securities	$52,341	$117	$(1,881)	$50,577
December 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,086	$2	$(156)	$3,932
State and municipal obligations	6,533	24	(232)	6,325
Corporate obligations	25,927	159	(540)	25,546
U.S. agency mortgage-backed securities	10,284	33	(598)	9,719
Non-U.S. agency mortgage-backed securities	2,748	11	(99)	2,660
Total debt securities - available-for-sale	49,578	229	(1,625)	48,182
Debt securities - held-to-maturity:
U.S. government and agency obligations	461	2	(1)	462
State and municipal obligations	26	—	(2)	24
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	490	2	(3)	489
Total debt securities	$50,068	$231	$(1,628)	$48,671
The Company held $5.5 billion of equity securities as of March 31, 2026 and December 31, 2025. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. The carrying values of equity securities held at fair value on a non-recurring basis were $3.5 billion and $3.3 billion, including cumulative net unrealized gains of $933 million and $846 million, as of March 31, 2026 and December 31, 2025, respectively.
Additionally, the Company’s investments included $3.9 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of March 31, 2026 and December 31, 2025, respectively. The allowance for credit losses on held-to-maturity securities at March 31, 2026 and December 31, 2025 was not material.

The amortized cost and fair value of debt securities as of March 31, 2026, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,334	$3,316	$267	$268
Due after one year through five years	14,106	13,770	186	185
Due after five years through ten years	12,664	12,254	4	4
Due after ten years	7,685	7,414	17	14
U.S. agency mortgage-backed securities	10,901	10,275	—	—
Non-U.S. agency mortgage-backed securities	3,177	3,077	—	—
Total debt securities	$51,867	$50,106	$474	$471
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
U.S. government and agency obligations	$1,076	$(10)	1,959	$(158)	$3,035	$(168)
State and municipal obligations	1,402	(27)	3,418	(235)	4,820	(262)
Corporate obligations	11,495	(130)	9,010	(569)	20,505	(699)
U.S. agency mortgage-backed securities	3,295	(44)	5,195	(599)	8,490	(643)
Non-U.S. agency mortgage-backed securities	1,007	(6)	1,286	(99)	2,293	(105)
Total debt securities - available-for-sale	$18,275	$(217)	$20,868	$(1,660)	$39,143	$(1,877)
December 31, 2025
U.S. government and agency obligations	$500	$(4)	$2,339	$(152)	$2,839	$(156)
State and municipal obligations	523	(8)	4,342	(224)	4,865	(232)
Corporate obligations	2,661	(16)	10,399	(524)	13,060	(540)
U.S. agency mortgage-backed securities	346	(1)	6,665	(597)	7,011	(598)
Non-U.S. agency mortgage-backed securities	184	(1)	1,355	(98)	1,539	(99)
Total debt securities - available-for-sale	$4,214	$(30)	$25,100	$(1,595)	$29,314	$(1,625)
The Company’s unrealized losses from debt securities as of March 31, 2026 were generated from approximately 31,000 positions out of a total of 42,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of March 31, 2026, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at March 31, 2026 and December 31, 2025 was not material.

3.    Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2026
Cash and cash equivalents	$21,576	$6,425	$—	$28,001
Debt securities - available-for-sale:
U.S. government and agency obligations	3,261	176	—	3,437
State and municipal obligations	—	5,779	—	5,779
Corporate obligations	—	27,105	433	27,538
U.S. agency mortgage-backed securities	—	10,275	—	10,275
Non-U.S. agency mortgage-backed securities	—	3,077	—	3,077
Total debt securities - available-for-sale	3,261	46,412	433	50,106
Equity securities	1,890	22	65	1,977
Loan receivables	—	—	880	880
Total assets at fair value	$26,727	$52,859	$1,378	$80,964
Percentage of total assets at fair value	33%	65%	2%	100%
December 31, 2025
Cash and cash equivalents	$19,848	$4,517	$—	$24,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,778	154	—	3,932
State and municipal obligations	—	6,325	—	6,325
Corporate obligations	—	25,123	423	25,546
U.S. agency mortgage-backed securities	—	9,719	—	9,719
Non-U.S. agency mortgage-backed securities	—	2,660	—	2,660
Total debt securities - available-for-sale	3,778	43,981	423	48,182
Equity securities	2,083	20	67	2,170
Loan receivables	—	—	882	882
Total assets at fair value	$25,709	$48,518	$1,372	$75,599
Percentage of total assets at fair value	34%	64%	2%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the three months ended March 31, 2026 or 2025.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2026
Debt securities - held-to-maturity	$447	$24	$—	$471	$474
Loan receivables	—	1,750	7,484	9,234	9,415
Long-term debt and other financing obligations	—	69,323	—	69,323	74,537
December 31, 2025
Debt securities - held-to-maturity	$463	$26	$—	$489	$490
Loan receivables	—	1,700	6,923	8,623	8,860
Long-term debt and other financing obligations	—	72,143	—	72,143	76,140
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within businesses held for sale as of March 31, 2026 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information, market conditions and third-party indications. There were no significant fair value adjustments for assets and liabilities recorded during the three months ended March 31, 2026 or 2025.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the three months ended March 31:

(in millions)	2026	2025
Medical costs payable, beginning of period	$39,337	$34,224
Reported medical costs:
Current year	74,726	73,731
Prior years	(1,050)	(320)
Changes in premium deficiency and loss contract reserves	(187)	—
Total reported medical costs	73,489	73,411
Medical payments:
Payments for current year	(44,021)	(43,827)
Payments for prior years	(29,205)	(26,669)
Total medical payments	(73,226)	(70,496)
Change in medical costs payable included within businesses held for sale	59	(3)
Medical costs payable, end of period	$39,659	$37,136
For the three months ended March 31, 2026, prior years’ medical cost reserve development was driven by a favorable respiratory illness season along with various other individually insignificant factors. For the three months ended March 31, 2025, prior years’ medical cost reserve development did not include any individually significant factors. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $27.6 billion and $26.7 billion at March 31, 2026 and December 31, 2025, respectively.
5.    Short-Term Borrowings and Long-Term Debt
As of March 31, 2026, the Company had $3.4 billion of commercial paper outstanding, with a weighted-average annual interest rate of 3.7%.
For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.

6.    Shareholders’ Equity
Dividends
The following table provides details of the Company’s 2026 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 17	$2.21	$2,005
Forward Share Repurchase Contracts
During the three months ended March 31, 2026, the Company entered into forward contracts with a counterparty to repurchase up to $2.0 billion of its common stock, with expected settlement on or before July 1, 2026. For completed contracts, a liability is established within other current liabilities on the Condensed Consolidated Balance Sheets with a corresponding reduction to additional paid-in-capital for the fair market value of the shares repurchased on the date the contract is completed. During the three months ended March 31, 2026, the counterparty completed the purchase of 1.7 million shares at an average price of $285.68 per share and the Company recorded a liability of $500 million at contract completion. The counterparty purchase periods for the remaining forward contracts will be completed in the second quarter of 2026.
7.    Commitments and Contingencies
Pending Acquisitions
As of March 31, 2026, the Company had entered into agreements to acquire companies in the health care sector, subject to regulatory approval and customary closing conditions, the majority of which are expected to close in the second half of 2026. The total anticipated capital required for these acquisitions was approximately $3.0 billion.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General (OIG), the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service (IRS), the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company has also been responding to subpoenas, information requests and investigations from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS and OIG have selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans.

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
Income Taxes - Internal Revenue Service Exams
On March 6, 2026, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken during the 2017 through 2020 tax years involving intercompany transfer pricing with a foreign subsidiary. The IRS is seeking to significantly increase taxable income for each of the applicable periods and could also seek similar adjustments for subsequent years after 2020. We disagree with the IRS’s proposed adjustments, believe that our tax positions are properly supported, and intend to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. As of March 31, 2026, the Company believes its reserves for uncertain tax positions are adequate based on current available information.
For more information on the Company’s income taxes see Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.
8.    Held for Sale and Dispositions
In the fourth quarter of 2025, the Company entered into an agreement to sell its remaining South American operations, which is expected to close in the second half of 2026, subject to regulatory and other customary closing conditions. Losses related to this transaction are included within loss on sale of subsidiary and subsidiaries held for sale on the Condensed Consolidated Statements of Operations as they relate to the strategic exit of South American markets and include significant losses related to foreign currency translation effects.
The Company initiated various other dispositions in the fourth quarter of 2025, which are classified as held for sale. Losses related to these actions are included within operating costs on the Condensed Consolidated Statements of Operations.
The assets and liabilities of the held for sale disposal group as of March 31, 2026, were as follows:

(in millions)	South American Businesses	Other Businesses
Assets
Cash and cash equivalents	$244	$156
Accounts receivable and other current assets	758	213
Property, equipment and capitalized software	838	180
Goodwill	177	90
Other intangible assets	252	422
Other long-term assets	316	517
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,595)	(557)
Total assets	$990	$1,021
Liabilities
Medical costs payable	$225	$99
Accounts payable and other current liabilities	366	236
Other long-term liabilities	356	472
Total liabilities	$947	$807
(1)      Includes the effect of $927 million of cumulative foreign currency translation losses and $279 million of noncontrolling interests for the South American businesses held for sale.
During the three months ended March 31, 2026, the Company completed dispositions of businesses that were classified as held for sale in the fourth quarter of 2025 for $1.1 billion of cash. The businesses held assets of $1.2 billion, liabilities of $442 million and had cumulative foreign currency translation gains of $160 million. As a result of the dispositions, the Company recorded a net gain of $211 million, which was included within operating costs on the Condensed Consolidated Statements of Operations, with a gain of $525 million at Optum Insight and an incremental loss of $314 million at Optum Health. The Company contributed $400 million of the proceeds from the disposition within Optum Insight to the United Health Foundation.

9.    Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, Optum Health, Optum Insight and Optum Rx. For more information on the Company’s segments, see Part I, Item 1, “Business” and Note 14 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K. 2026
Business Realignment
On January 1, 2026, the Company realigned certain businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health is now included in Optum Insight. The Company’s reportable segments remain unchanged, with prior period segment financial information recast to conform to the 2026 presentation.
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health (b)	Optum Insight (b)	Optum Rx	Optum Eliminations (b)	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2026
Revenues - unaffiliated customers:
Premiums	$82,986	$4,575	$—	$—	$—	$4,575	$—	$87,561
Products	—	57	45	13,148	—	13,250	—	13,250
Services	2,775	4,235	1,620	1,149	—	7,004	—	9,779
Total revenues - unaffiliated customers	85,761	8,867	1,665	14,297	—	24,829	—	110,590
Total revenues - affiliated customers	—	14,998	3,118	21,398	(1,221)	38,293	(38,293)	—
Investment and other income	504	244	342	41	—	627	—	1,131
Total revenues	$86,265	$24,109	$5,125	$35,736	$(1,221)	$63,749	$(38,293)	$111,721
Total operating costs (a)	$80,571	$22,968	$4,162	$34,544	$(1,221)	$60,453	$(38,293)	$102,731
Earnings from operations	$5,694	$1,141	$963	$1,192	$—	$3,296	$—	$8,990
Interest expense	—	—	—	—	—	—	(955)	(955)
Loss on sale of subsidiary and subsidiaries held for sale	(72)	—	—	—	—	—	—	(72)
Earnings before income taxes	$5,622	$1,141	$963	$1,192	$—	$3,296	$(955)	$7,963
Total assets	$129,027	$73,620	$63,099	$58,495	$—	$195,214	$(11,597)	$312,644
Purchases of property, equipment and capitalized software	204	184	306	69	—	559	—	763
Depreciation and Amortization	218	246	392	173	—	811	—	1,029
Three Months Ended March 31, 2025
Revenues - unaffiliated customers:
Premiums	$81,513	$5,021	$—	$—	$—	$5,021	$—	$86,534
Products	—	65	44	12,927	—	13,036	—	13,036
Services	2,576	3,716	1,659	1,021	—	6,396	—	8,972
Total revenues - unaffiliated customers	84,089	8,802	1,703	13,948	—	24,453	—	108,542
Total revenues - affiliated customers	—	15,810	3,091	21,137	(1,111)	38,927	(38,927)	—
Investment and other income	528	225	233	47	—	505	—	1,033
Total revenues	$84,617	$24,837	$5,027	$35,132	$(1,111)	$63,885	$(38,927)	$109,575
Total operating costs (a)	$79,391	$23,426	$3,863	$33,814	$(1,111)	$59,992	$(38,927)	$100,456
Earnings from operations	$5,226	$1,411	$1,164	$1,318	$—	$3,893	$—	$9,119
Interest expense	—	—	—	—	—	—	(998)	(998)
Loss on sale of subsidiary and subsidiaries held for sale	(15)	—	—	—	—	—	—	(15)
Earnings before income taxes	$5,211	$1,411	$1,164	$1,318	$—	$3,893	$(998)	$8,106
Total assets	$131,902	$72,000	$60,192	$60,379	$—	$192,571	$(14,683)	$309,790
Purchases of property, equipment and capitalized software	196	264	353	85	—	702	—	898
Depreciation and Amortization	219	255	376	211	—	842	—	1,061
(a)Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.
(b)Prior period amounts have been recast to reflect the realignment of Optum Financial.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2025 10-K, including the Consolidated Financial Statements and Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” the “Company,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2025 10-K and in the discussion below.
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
Further information on our business is presented in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K and additional information on our segments can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Net Portfolio Divestitures and Restructuring and Other Actions
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. In the first quarter of 2026, these actions resulted in a net gain of $230 million reflecting gains on the sales of businesses previously held for sale as of December 31, 2025, partially offset by incremental losses on other businesses held for sale. By segment, this included gains of $528 million and $8 million at Optum Insight and Optum Rx, respectively, partially offset by a net loss of $306 million at Optum Health. Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.
Restructuring and Other Actions
In the first quarter of 2026, restructuring and other items included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. This was partially offset by a $137 million reduction of loss contract reserves established in the fourth quarter of 2025 and $59 million of net valuation gains on equity securities. Restructuring and other actions resulted in an impact of $339 million at Optum Insight, partially offset by $135 million at Optum Health. These items increased operating costs by $415 million, partially offset by an increase to investment and other income of $74 million and decreased medical costs of $137 million on the Condensed Consolidated Statements of Operations.
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
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. Continued increased medical costs may impact both future pricing and benefit design, including for our individual exchange products, and may result in shifts between product categories for our employer benefits. These changes, along with certain regulatory impacts, have resulted in a reduction in people served in the first quarter and may continue in future periods. Additionally, we have voluntarily pledged to rebate 2026 profits on our individual exchange products to customers as policymakers continue to work to determine how to improve affordability in this marketplace.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties,” and we have observed a continued increase in care patterns and health care unit costs as discussed below in “Medical Cost Trends,” which we have contemplated in our 2026 benefit design approach. Continued funding pressures have resulted in benefit and pricing actions, causing contraction in our Medicare Advantage membership in the first quarter, which we expect to continue throughout 2026.
Optum Health’s fully accountable value-based care businesses have been impacted by Medicare funding reductions and have also seen continued medical cost trend pressures, which may impact future pricing in the markets we continue to participate in. As a result of increased pricing in response to anticipated care patterns in 2026, the exit from certain markets and decreased people served through UnitedHealthcare Medicare Advantage offerings, the number of people served under value-based care arrangements has contracted in the first quarter and is expected to continue throughout 2026.
Due to elevated care activity in Medicaid, specifically related to behavioral, pharmacy and home health, there continues to be a timing mismatch between the health status of people served and state rate updates. The funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs. People served by Medicaid offerings has declined in the first quarter of 2026 due to reduced Medicaid eligibility with further contraction expected during the remainder of 2026 due to reduced Medicaid eligibility and the exit from one state.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design and pricing, we have continued to observe increased care patterns; health care unit costs; and the intensity of services delivered, which are driven by increases in provider pricing and additional services bundled per visit. These trends may continue in future periods. We endeavor to mitigate medical cost increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. Additionally, we have elevated our audit, clinical policy and payment integrity tools to protect customers and patients from unnecessary costs.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend. While the Final Notice for 2027 moved towards the expected industry forward medical cost trend, it remains below. The compounding impact of multi-year rate shortfalls have created sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have resulted and will continue to result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2026 year-over-year operating comparisons to first quarter 2025 and other financial results.
•Consolidated revenues grew 2%, UnitedHealthcare revenues grew 2% and Optum revenues were consistent.
•UnitedHealthcare served 1.1 million fewer people due to benefit design and pricing actions and reduced Medicaid eligibility.
•Consolidated earnings from operations of $9.0 billion compared to $9.1 billion last year.
•Diluted earnings per common share were $6.90.
•Cash flows from operations for the three months ended March 31, 2026 were $8.9 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/ (Decrease)
	2026	2025	2026 vs. 2025
Revenues:
Premiums	$87,561	$86,534	$1,027	1%
Products	13,250	13,036	214	2
Services	9,779	8,972	807	9
Investment and other income	1,131	1,033	98	9
Total revenues	111,721	109,575	2,146	2
Operating costs:
Medical costs	73,489	73,411	78	—
Operating costs	15,390	13,594	1,796	13
Cost of products sold	12,823	12,390	433	3
Depreciation and amortization	1,029	1,061	(32)	(3)
Total operating costs	102,731	100,456	2,275	2
Earnings from operations	8,990	9,119	(129)	(1)
Interest expense	(955)	(998)	43	(4)
Loss on sale of subsidiary and subsidiaries held for sale	(72)	(15)	(57)	380
Earnings before income taxes	7,963	8,106	(143)	(2)
Provision for income taxes	(1,482)	(1,632)	150	(9)
Net earnings	6,481	6,474	7	—
Earnings attributable to noncontrolling interests	(201)	(182)	(19)	10
Net earnings attributable to UnitedHealth Group common shareholders	$6,280	$6,292	$(12)	—%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$6.90	$6.85	$0.05
Medical care ratio (a)	83.9%	84.8%	(0.9)%
Operating cost ratio	13.8	12.4	1.4
Operating margin	8.0	8.3	(0.3)
Tax rate	18.6	20.1	(1.5)
Net earnings margin (b)	5.6	5.7	(0.1)
Return on equity (c)	26.2%	26.8%	(0.6)
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

2026 RESULTS OF OPERATIONS COMPARED TO 2025 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by pricing trends at UnitedHealthcare and growth at Optum Rx, partially offset by decreased people served through Medicare Advantage, commercial risk-based offerings and Medicaid and a decrease in patients served under value-based arrangements at Optum Health.
Medical Costs and MCR
Medical costs were consistent, with expected elevated medical cost trend offset by decreased people served across UnitedHealthcare and Optum Health and increased favorable reserve development. The MCR decreased due to increased favorable reserve development, affordability initiatives and pricing trends, partially offset by expected elevated medical costs trend.
Operating Cost Ratio
The operating cost ratio increased primarily due to investments in people, process and technology to drive improved consumer and care provider experiences and greater operating efficiencies; business mix and the impacts of restructuring and other actions; partially offset by the revenue impacts of government programs, operating cost management and net portfolio divestitures in 2026.
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
2026 Business Realignment
On January 1, 2026, we realigned certain businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health is now included in Optum Insight. Our reportable segments remain unchanged; with prior period segment financial information, including people served by Optum; recast to conform to the 2026 presentation.

The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025
Revenues
UnitedHealthcare	$86,265	$84,617	$1,648	2%
Optum Health (a)	24,109	24,837	(728)	(3)
Optum Insight (a)	5,125	5,027	98	2
Optum Rx	35,736	35,132	604	2
Optum eliminations (a)	(1,221)	(1,111)	(110)	10
Optum	63,749	63,885	(136)	—
Eliminations	(38,293)	(38,927)	634	(2)
Consolidated revenues	$111,721	$109,575	$2,146	2%
Earnings from operations
UnitedHealthcare	$5,694	$5,226	$468	9%
Optum Health (a)	1,141	1,411	(270)	(19)
Optum Insight (a)	963	1,164	(201)	(17)
Optum Rx	1,192	1,318	(126)	(10)
Optum	3,296	3,893	(597)	(15)
Consolidated earnings from operations	$8,990	$9,119	$(129)	(1)%
Operating margin
UnitedHealthcare	6.6%	6.2%	0.4%
Optum Health (a)	4.7	5.7	(1.0)
Optum Insight (a)	18.8	23.2	(4.4)
Optum Rx	3.3	3.8	(0.5)
Optum	5.2	6.1	(0.9)
Consolidated operating margin	8.0%	8.3%	(0.3)%
(a)Prior period amounts have been recast to reflect the realignment of Optum Financial.
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025
UnitedHealthcare Employer & Individual - Domestic	$19,206	$19,066	$140	1%
UnitedHealthcare Employer & Individual - Global	912	782	130	17
UnitedHealthcare Employer & Individual - Total	20,118	19,848	270	1
UnitedHealthcare Medicare & Retirement	42,082	41,705	377	1
UnitedHealthcare Community & State	24,065	23,064	1,001	4
Total UnitedHealthcare revenues	$86,265	$84,617	$1,648	2%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2026	2025	2026 vs. 2025
Commercial:
Risk-based	7,725	8,410	(685)	(8)%
Fee-based	22,340	21,590	750	3
Total Commercial	30,065	30,000	65	—
Medicare Advantage	7,555	8,245	(690)	(8)
Medicaid	7,160	7,570	(410)	(5)
Medicare Supplement (Standardized)	4,270	4,310	(40)	(1)
Total Community and Senior	18,985	20,125	(1,140)	(6)
Total UnitedHealthcare - Medical	49,050	50,125	(1,075)	(2)%
Supplemental Data:
Medicare Part D stand-alone	2,740	2,835	(95)	(3)%
South American businesses held for sale	1,160	1,160	—	—%
UnitedHealthcare’s revenues and earnings from operations increased due to pricing trends and actions, including increased Medicaid rates, and growth in people served through fee-based commercial offerings; partially offset by a contraction in people served through Medicare Advantage, risk-based commercial offerings and Medicaid offerings; and our pledge to rebate profits on our individual exchange products to customers. Earnings from operations also increased due to affordability initiatives and increased favorable reserve development, partially offset by investments to support future growth.
Optum
Total revenues decreased due to Optum Health, partially offset by growth in Optum Rx. Earnings from operations decreased across the Optum segments. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to fewer patients served under value-based arrangements, partially offset by business combinations. Earnings from operations decreased due to continued elevated medical cost trends, the impacts of net portfolio divestitures and investments to support future growth, partially offset by cost management, favorable reserve development and the reduction of loss contract reserves established in the fourth quarter of 2025. Optum Health served approximately 93 million people and 95 million people as of March 31, 2026 and March 31, 2025, respectively.
Optum Insight
Revenues at Optum Insight increased due to elevated investment and other income and growth in technology services, partially offset by lower volumes within business services. Earnings from operations decreased due to investments in people, technology and new products; the impacts of restructuring and other actions and lower volumes within business services; partially offset by net portfolio divestitures in 2026, elevated investment and other income and growth in technology services.
Optum Rx
Revenues at Optum Rx increased due to growth in specialty pharmacy partially offset by decreased script volume due to contraction in people served at UnitedHealthcare. Earnings from operations decreased due to lower script volumes and investments in people, partially offset by growth in specialty pharmacy. Optum Rx fulfilled 383 million and 408 million adjusted scripts in the first quarters of 2026 and 2025, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2026	2025	2026 vs. 2025
Sources of cash:
Cash provided by operating activities	$8,912	$5,456	$3,456
Issuances of short-term borrowings and long-term debt, net of repayments	—	3,911	(3,911)
Cash received from dispositions and other strategic transactions, net	1,081	21	1,060
Proceeds from common stock issuances	231	360	(129)
Sales and maturities of investments, net of purchases	—	1,217	(1,217)
Repayments of care provider loans - cyberattack	82	891	(809)
Customer funds administered	600	1,245	(645)
Total sources of cash	10,906	13,101	(2,195)
Uses of cash:
Cash dividends paid	(2,005)	(1,912)	(93)
Common stock repurchases	—	(3,000)	3,000
Repayments of short-term borrowings and long-term debt, net of issuances	(400)	—	(400)
Cash paid for acquisitions and other transactions, net of cash assumed	—	(702)	702
Purchases of investments, net of sales and maturities	(2,352)	—	(2,352)
Purchases of property, equipment and capitalized software	(763)	(898)	135
Originations and purchases of loans, net of repayments and maturities	(516)	(579)	63
Other	(1,397)	(529)	(868)
Total uses of cash	(7,433)	(7,620)	187
Effect of exchange rate changes on cash and cash equivalents	(7)	15	(22)
Increase in cash and cash equivalents, including cash within businesses held for sale	$3,466	$5,496	$(2,030)
Less: net increase in cash within businesses held for sale	170	(91)	261
Net increase in cash and cash equivalents	$3,636	$5,405	$(1,769)
2026 Cash Flows Compared to 2025 Cash Flows
Increased cash flows provided by operating activities were driven by legislative changes from the Inflation Reduction Act impacting pharmacy rebates and other changes in working capital accounts. Other significant changes in sources or uses of cash year-over-year included decreased share repurchases, increased cash received from dispositions and decreased cash paid for acquisitions, offset by decreased issuances of short-term borrowings and long-term debt, increased net purchases of investments, decreased repayments of care provider loans and decreased customer funds administered.
Financial Condition
As of March 31, 2026, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $80.0 billion included approximately $28.0 billion of cash and cash equivalents (of which $1.1 billion was available for general corporate use), $50.1 billion of debt securities and $1.9 billion of investments in marketable equity securities. Additionally, we had $10.3 billion of loan receivables as of March 31, 2026. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
Our available-for-sale debt securities portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of March 31, 2026. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2025 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K. During the three months ended March 31, 2026, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2025 10-K. As of March 31, 2026, we were in compliance with the various covenants under our bank credit facilities.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, such as to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. For more information on our long-term debt, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2025 10-K.
Credit Ratings. Our credit ratings as of March 31, 2026 were as follows:

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
Regulatory Capital. Our regulated insurance and HMO subsidiaries have specified levels of statutory capital required to be maintained, which fluctuates based upon premiums received and the MCR of the regulated subsidiary. We have various agreements with reinsurers that could limit our risk of loss under certain circumstances, thus reducing our capital and surplus requirements. These agreements do not qualify for reinsurance accounting and are therefore accounted for under deposit accounting.
Share Repurchase Program. During the three months ended March 31, 2026, a counterparty purchased and held 1.7 million shares at an average price of $285.68 per share pursuant to forward share repurchase contracts. See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on the Company’s forward share repurchase contracts. As of March 31, 2026, we had Board of Directors’ authorization to purchase up to 19.3 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. Our quarterly cash dividend to shareholders reflects an annual rate of $8.84. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. As of March 31, 2026, we have entered into agreements to acquire companies in the health care sector, subject to regulatory approval and customary closing conditions, the majority of which are expected to close in the second half of 2026. The total anticipated capital required for these acquisitions was approximately $3.0 billion.
For additional liquidity discussion, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2025 10-K.

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
Our critical accounting estimates include medical costs payable and goodwill. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our 2025 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2025 10-K.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; the DOJ’s legal actions concerning our participation in the Medicare program; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; risks and uncertainties associated with our increasing use of artificial intelligence and other emerging technologies; failure to complete, manage or integrate strategic transactions; risk and uncertainties associated with the sale of our remaining operations in South America; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2026 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2026
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$767	$577	$(4,388)	$(8,682)
1	383	288	(2,240)	(4,765)
(1)	(383)	(275)	2,272	5,695
(2)	(767)	(545)	4,547	12,753
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2025 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2025 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in our 2025 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2026

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2026	—	$—	—	21.0
February 28, 2026	—	—	—	21.0
March 31, 2026 (b)	1.7	285.68	1.7	19.3
Total	1.7	$285.68	1.7
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
(b)    Shares repurchased in the month ended March 31, 2026 were purchased and held by a counterparty as part of forward share repurchase contracts. See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on the Company’s forward share repurchase contracts.
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	Dated:	May 5, 2026
Stephen Hemsley

/s/ WAYNE DEVEYDT	Chief Financial Officer (principal financial officer)	Dated:	May 5, 2026
Wayne DeVeydt

/s/ DENNIS STANKIEWICZ	Chief Accounting Officer (principal accounting officer)	Dated:	May 5, 2026
Dennis Stankiewicz