Form 10-Q
period 2026-06-30
UNITEDHEALTH GROUP INC
filed 2026-08-10
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2026, there were 897,594,847 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,585	$24,365
Short-term investments	2,883	3,756
Accounts receivable, net	21,573	23,018
Other current receivables, net	24,722	29,697
Prepaid expenses and other current assets	9,097	9,746
Total current assets	86,860	90,582
Long-term investments	57,716	54,251
Property, equipment and capitalized software, net	10,762	10,762
Goodwill	110,645	110,499
Other intangible assets, net	19,749	20,474
Other assets	23,995	23,013
Total assets	$309,727	$309,581
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$38,930	$39,337
Accounts payable and accrued liabilities	39,741	38,032
Short-term borrowings and current maturities of long-term debt	3,827	6,069
Unearned revenues	2,986	3,413
Other current liabilities	26,336	28,046
Total current liabilities	111,820	114,897
Long-term debt, less current maturities	69,501	72,320
Deferred income taxes	2,722	2,421
Other liabilities	19,735	18,245
Total liabilities	203,778	207,883
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,436	1,608
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 905 and 906 issued and outstanding	9	9
Additional paid-in capital	—	559
Retained earnings	100,957	95,603
Accumulated other comprehensive loss	(2,519)	(2,061)
Nonredeemable noncontrolling interests	6,066	5,980
Total equity	104,513	100,090
Total liabilities, redeemable noncontrolling interests and equity	$309,727	$309,581
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues:
Premiums	$86,956	$87,905	$174,517	$174,439
Products	13,835	13,564	27,085	26,600
Services	10,018	9,039	19,797	18,011
Investment and other income	1,223	1,108	2,354	2,141
Total revenues	112,032	111,616	223,753	221,191
Operating costs:
Medical costs	75,358	78,585	148,847	151,996
Operating costs	14,268	13,778	29,658	27,372
Cost of products sold	13,375	13,019	26,198	25,409
Depreciation and amortization	1,040	1,084	2,069	2,145
Total operating costs	104,041	106,466	206,772	206,922
Earnings from operations	7,991	5,150	16,981	14,269
Interest expense	(962)	(1,027)	(1,917)	(2,025)
Loss on sale of subsidiary and subsidiaries held for sale	(61)	(41)	(133)	(56)
Earnings before income taxes	6,968	4,082	14,931	12,188
Provision for income taxes	(1,298)	(510)	(2,780)	(2,142)
Net earnings	5,670	3,572	12,151	10,046
Earnings attributable to noncontrolling interests	(186)	(166)	(387)	(348)
Net earnings attributable to UnitedHealth Group common shareholders	$5,484	$3,406	$11,764	$9,698
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$6.06	$3.76	$12.98	$10.66
Diluted	$6.04	$3.74	$12.94	$10.61
Basic weighted-average number of common shares outstanding	902	907	905	910
Dilutive effect of common share equivalents	4	3	3	4
Diluted weighted-average number of common shares outstanding	906	910	908	914
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	12	13	15	10
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings	$5,670	$3,572	$12,151	$10,046
Other comprehensive income (loss):
Gross unrealized (losses) gains on investment securities during the period	(28)	327	(398)	848
Income tax effect	7	(75)	91	(194)
Total unrealized (losses) gains, net of tax	(21)	252	(307)	654
Gross reclassification adjustment for net realized losses (gains) included in net earnings	5	(17)	10	(27)
Income tax effect	(1)	4	(2)	6
Total reclassification adjustment, net of tax	4	(13)	8	(21)
Foreign currency translation gains	60	131	1	219
Reclassification adjustment for translation gains included in net earnings	—	—	(160)	—
Total foreign currency translation gains (losses)	60	131	(159)	219
Other comprehensive income (loss)	43	370	(458)	852
Comprehensive income	5,713	3,942	11,693	10,898
Comprehensive income attributable to noncontrolling interests	(186)	(166)	(387)	(348)
Comprehensive income attributable to UnitedHealth Group common shareholders	$5,527	$3,776	$11,306	$10,550
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at March 31, 2026	908	$9	$556	$99,878	$(1,360)	$(1,202)	$6,014	$103,895
Net earnings				5,484			168	5,652
Other comprehensive (loss) income					(17)	60		43
Issuances of common stock, and related tax effects	1	—	105					105
Share-based compensation			237					237
Common share repurchases	(4)	—	(914)	(2,318)				(3,232)
Cash dividends paid on common shares ($2.32 per share)				(2,087)				(2,087)
Redeemable noncontrolling interests fair value and other adjustments			16					16
Acquisition and other adjustments of nonredeemable noncontrolling interests							63	63
Distribution to nonredeemable noncontrolling interests							(179)	(179)
Balance at June 30, 2026	905	$9	$—	$100,957	$(1,377)	$(1,142)	$6,066	$104,513

Balance at March 31, 2025	910	$9	$—	$97,934	$(1,832)	$(1,073)	$5,773	$100,811
Net earnings				3,406			149	3,555
Other comprehensive income					239	131		370
Issuances of common stock, and related tax effects	1	—	196					196
Share-based compensation			229					229
Common share repurchases	(6)	—	(415)	(2,090)				(2,505)
Cash dividends paid on common shares ($2.21 per share)				(2,000)				(2,000)
Redeemable noncontrolling interests fair value and other adjustments			(10)					(10)
Acquisition and other adjustments of nonredeemable noncontrolling interests							(19)	(19)
Distribution to nonredeemable noncontrolling interests							(158)	(158)
Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Six months ended June 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2026	906	$9	$559	$95,603	$(1,078)	$(983)	$5,980	$100,090
Net earnings				11,764			335	12,099
Other comprehensive loss					(299)	(159)		(458)
Issuances of common stock, and related tax effects	3	—	194					194
Share-based compensation			590					590
Common share repurchases	(4)	—	(1,410)	(2,318)				(3,728)
Cash dividends paid on common shares ($4.53 per share)				(4,092)				(4,092)
Redeemable noncontrolling interests fair value and other adjustments			67					67
Acquisition and other adjustments of nonredeemable noncontrolling interests							94	94
Distribution to nonredeemable noncontrolling interests							(343)	(343)
Balance at June 30, 2026	905	$9	$—	$100,957	$(1,377)	$(1,142)	$6,066	$104,513

Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				9,698			297	9,995
Other comprehensive income					633	219		852
Issuances of common stock, and related tax effects	2	—	379					379
Share-based compensation			591					591
Common share repurchases	(12)	—	(955)	(4,572)				(5,527)
Cash dividends paid on common shares ($4.31 per share)				(3,912)				(3,912)
Redeemable noncontrolling interests fair value and other adjustments			(15)					(15)
Acquisition and other adjustments of nonredeemable noncontrolling interests							175	175
Distribution to nonredeemable noncontrolling interests							(337)	(337)
Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities
Net earnings	$12,151	$10,046
Noncash items:
Depreciation and amortization	2,069	2,145
Deferred income taxes	411	(87)
Share-based compensation	624	572
Loss on sale of subsidiary and subsidiaries held for sale	133	56
Other, net	(235)	127
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	1,481	(1,681)
Other assets	3,020	(2,143)
Medical costs payable	(420)	4,371
Accounts payable and other liabilities	1,152	(480)
Unearned revenues	(422)	(282)
Cash flows from operating activities	19,964	12,644
Investing activities
Purchases of investments	(10,125)	(8,180)
Sales of investments	2,664	5,181
Maturities of investments	4,710	4,326
Cash paid for acquisitions and other transactions, net of cash assumed	(98)	(734)
Purchases of property, equipment and capitalized software	(1,562)	(1,784)
Repayments of care provider loans - cyberattack	197	1,293
Originations and purchases of loans	(2,745)	(2,225)
Repayments and maturities of loans	1,424	588
Cash received from dispositions and other strategic transactions, net	1,091	109
Other, net	199	(90)
Cash flows used for investing activities	(4,245)	(1,516)
Financing activities
Common share repurchases	(1,646)	(5,545)
Cash dividends paid	(4,092)	(3,912)
Proceeds from common stock issuances	359	581
Repayments of long-term debt	(2,500)	—
Repayments of short-term borrowings, net	(2,313)	(1,403)
Proceeds from issuance of long-term debt	—	2,969
Customer funds administered	332	(25)
Other, net	(1,755)	(513)
Cash flows used for financing activities	(11,615)	(7,848)
Effect of exchange rate changes on cash and cash equivalents	(3)	29
Increase in cash and cash equivalents, including cash within businesses held for sale	4,101	3,309
Less: net change in cash within businesses held for sale	119	(25)
Net increase in cash and cash equivalents	4,220	3,284
Cash and cash equivalents, beginning of period	24,365	25,312
Cash and cash equivalents, end of period	$28,585	$28,596
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
Revenues - Products and Services
As of June 30, 2026 and December 31, 2025, accounts receivable related to products and services were $9.5 billion and $9.7 billion, respectively. As of June 30, 2026, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $10.7 billion, of which more than half is expected to be recognized in the next three years.
Receivables Financing Facility
The Company has a $3.3 billion 364-day uncommitted receivables financing facility under which certain receivables may be sold to financial institutions. During the six months ended June 30, 2026, the Company sold $3.2 billion of receivables under the receivables financing facility, of which $1.7 billion has been collected from counterparties, with $130 million not yet remitted to financial institutions. During the six months ended June 30, 2026, the Company also remitted $2.0 billion to financial institutions related to receivables sold in 2025. This was comprised of $1.0 billion collected but not remitted in 2025 and an additional $1.0 billion collected in 2026. The loss on discounted receivables was immaterial for the three and six months ended June 30, 2026.
Net Portfolio Divestitures and Restructuring and Other Actions
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. For the three and six months ended June 30, 2026, these actions resulted in a net loss of $39 million and a net gain of $191 million, respectively. For the three and six months ended June 30, 2026, net portfolio divestitures included incremental losses on businesses held for sale, while the year-to-date results also included a net gain on the sales of businesses previously held for sale as of December 31, 2025. By segment, second quarter impacts consisted of net losses of $35 million and $4 million at Optum Health and Optum Insight, respectively. Year-to-date impacts consisted of gains of $524 million and $8 million at Optum Insight and Optum Rx, respectively, partially offset by a net loss of $341 million at Optum Health. Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.

Restructuring and Other Actions
For the three and six months ended June 30, 2026, restructuring and other actions included the net decrease in loss contract reserves of $50 million and $187 million, respectively, and net valuation gains on equity securities of $1 million and $60 million, respectively, while the year-to-date results also included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. By segment, the second quarter impact was $51 million at Optum Health. Year-to-date impacts were $339 million at Optum Insight, partially offset by $186 million at Optum Health. During the three months ended June 30, 2026, these items increased investment and other income by $1 million and decreased medical costs by $50 million. For the six months ended June 30, 2026, these items increased operating costs by $415 million, partially offset by a $75 million increase to investment and other income and $187 million decrease in medical costs, as reflected on the Condensed Consolidated Statements of Operations.
2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,227	$—	$(180)	$3,047
State and municipal obligations	5,752	20	(221)	5,551
Corporate obligations	28,892	72	(703)	28,261
U.S. agency mortgage-backed securities	10,939	13	(684)	10,268
Non-U.S. agency mortgage-backed securities	3,259	4	(105)	3,158
Total debt securities - available-for-sale	52,069	109	(1,893)	50,285
Debt securities - held-to-maturity:
U.S. government and agency obligations	448	—	(2)	446
State and municipal obligations	25	—	(2)	23
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	476	—	(4)	472
Total debt securities	$52,545	$109	$(1,897)	$50,757
December 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,086	$2	$(156)	$3,932
State and municipal obligations	6,533	24	(232)	6,325
Corporate obligations	25,927	159	(540)	25,546
U.S. agency mortgage-backed securities	10,284	33	(598)	9,719
Non-U.S. agency mortgage-backed securities	2,748	11	(99)	2,660
Total debt securities - available-for-sale	49,578	229	(1,625)	48,182
Debt securities - held-to-maturity:
U.S. government and agency obligations	461	2	(1)	462
State and municipal obligations	26	—	(2)	24
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	490	2	(3)	489
Total debt securities	$50,068	$231	$(1,628)	$48,671

The Company held $5.9 billion and $5.5 billion of equity securities as of June 30, 2026 and December 31, 2025, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. The carrying values of equity securities held at fair value on a non-recurring basis were $3.6 billion and $3.3 billion, including cumulative net unrealized gains of $976 million and $846 million, as of June 30, 2026 and December 31, 2025, respectively.
Additionally, the Company’s investments included $4.0 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of June 30, 2026 and December 31, 2025, respectively. The allowance for credit losses on held-to-maturity securities at June 30, 2026 and December 31, 2025 was not material.
The amortized cost and fair value of debt securities as of June 30, 2026, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,957	$2,942	$280	$280
Due after one year through five years	14,192	13,816	175	173
Due after five years through ten years	12,802	12,408	4	4
Due after ten years	7,920	7,693	17	15
U.S. agency mortgage-backed securities	10,939	10,268	—	—
Non-U.S. agency mortgage-backed securities	3,259	3,158	—	—
Total debt securities	$52,069	$50,285	$476	$472
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
U.S. government and agency obligations	$1,055	$(16)	$1,871	$(164)	$2,926	$(180)
State and municipal obligations	1,063	(12)	3,346	(209)	4,409	(221)
Corporate obligations	13,357	(154)	8,371	(549)	21,728	(703)
U.S. agency mortgage-backed securities	3,585	(64)	5,025	(620)	8,610	(684)
Non-U.S. agency mortgage-backed securities	1,170	(9)	1,174	(96)	2,344	(105)
Total debt securities - available-for-sale	$20,230	$(255)	$19,787	$(1,638)	$40,017	$(1,893)
December 31, 2025
U.S. government and agency obligations	$500	$(4)	$2,339	$(152)	$2,839	$(156)
State and municipal obligations	523	(8)	4,342	(224)	4,865	(232)
Corporate obligations	2,661	(16)	10,399	(524)	13,060	(540)
U.S. agency mortgage-backed securities	346	(1)	6,665	(597)	7,011	(598)
Non-U.S. agency mortgage-backed securities	184	(1)	1,355	(98)	1,539	(99)
Total debt securities - available-for-sale	$4,214	$(30)	$25,100	$(1,595)	$29,314	$(1,625)
The Company’s unrealized losses from debt securities as of June 30, 2026 were generated from approximately 31,000 positions out of a total of 42,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities which impacted the Company’s assessment on collectability of principal and interest. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of June 30, 2026, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at June 30, 2026 and December 31, 2025 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2026
Cash and cash equivalents	$15,784	$12,801	$—	$28,585
Debt securities - available-for-sale:
U.S. government and agency obligations	2,961	86	—	3,047
State and municipal obligations	—	5,551	—	5,551
Corporate obligations	—	27,761	500	28,261
U.S. agency mortgage-backed securities	—	10,268	—	10,268
Non-U.S. agency mortgage-backed securities	—	3,158	—	3,158
Total debt securities - available-for-sale	2,961	46,824	500	50,285
Equity securities	2,130	—	76	2,206
Loan receivables	—	—	799	799
Total assets at fair value	$20,875	$59,625	$1,375	$81,875
Percentage of total assets at fair value	25%	73%	2%	100%
December 31, 2025
Cash and cash equivalents	$19,848	$4,517	$—	$24,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,778	154	—	3,932
State and municipal obligations	—	6,325	—	6,325
Corporate obligations	—	25,123	423	25,546
U.S. agency mortgage-backed securities	—	9,719	—	9,719
Non-U.S. agency mortgage-backed securities	—	2,660	—	2,660
Total debt securities - available-for-sale	3,778	43,981	423	48,182
Equity securities	2,083	20	67	2,170
Loan receivables	—	—	882	882
Total assets at fair value	$25,709	$48,518	$1,372	$75,599
Percentage of total assets at fair value	34%	64%	2%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the six months ended June 30, 2026 or 2025.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2026
Debt securities - held-to-maturity	$449	$23	$—	$472	$476
Loan receivables	—	1,718	8,066	9,784	10,029
Long-term debt and other financing obligations	—	69,046	—	69,046	73,328
December 31, 2025
Debt securities - held-to-maturity	$463	$26	$—	$489	$490
Loan receivables	—	1,700	6,923	8,623	8,860
Long-term debt and other financing obligations	—	72,143	—	72,143	76,140
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within businesses held for sale as of June 30, 2026 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information, market conditions and third-party indications. There were no significant fair value adjustments for assets and liabilities recorded during the six months ended June 30, 2026 or 2025.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the six months ended June 30:

(in millions)	2026	2025
Medical costs payable, beginning of period	$39,337	$34,224
Reported medical costs:
Current year	150,333	152,316
Prior years	(1,250)	(320)
Changes in premium deficiency and loss contract reserves	(236)	—
Total reported medical costs	148,847	151,996
Medical payments:
Payments for current year	(116,846)	(118,793)
Payments for prior years	(32,474)	(28,998)
Total medical payments	(149,320)	(147,791)
Change in medical costs payable included within businesses held for sale	66	(2)
Medical costs payable, end of period	$38,930	$38,427
For the six months ended June 30, 2026, prior years’ medical cost reserve development was driven by a favorable respiratory illness season along with various other individually insignificant factors. For the six months ended June 30, 2025, prior years’ medical cost reserve development did not include any individually significant factors. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $26.5 billion and $26.7 billion at June 30, 2026 and December 31, 2025, respectively.
5.    Short-Term Borrowings and Long-Term Debt
As of June 30, 2026, the Company had no commercial paper outstanding. For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.
6.    Shareholders’ Equity
Dividends
In June 2026, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $9.28 compared to $8.84 per share, which the Company had paid since June 2025. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.

The following table provides details of the Company’s 2026 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 17	$2.21	$2,005
June 23	2.32	2,087
Forward Share Repurchase Contracts
During the six months ended June 30, 2026, the Company entered into forward contracts with a counterparty to repurchase up to $2.0 billion of its common stock, with settlement on or before July 1, 2026. A liability is established within other current liabilities on the Condensed Consolidated Balance Sheets with a corresponding reduction to additional paid-in-capital for the fair market value of the shares repurchased on the date the contract is completed. During the six months ended June 30, 2026, the counterparty completed the purchase of 6.4 million shares at an average price of $312.73 per share. As of June 30, 2026, the Company had a liability of $2.0 billion related to the settlement of the forward contracts, which was paid on July 1, 2026. The calculation of basic and diluted earnings per share includes an immaterial reduction to net earnings attributable to UnitedHealth Group common shareholders for undistributed earnings attributable to the shares held by the counterparty for both the three months and six months ended June 30, 2026.
7.    Commitments and Contingencies
Pending Acquisitions
In the first quarter of 2026, the Company entered into an agreement to acquire a company in the health care sector for $3.0 billion. On July 2, 2026, the Company completed the acquisition for $1.5 billion in cash, with the remaining $1.5 billion payable within one year.
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
Income Taxes - Internal Revenue Service Exams
On March 6, 2026, the Company received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken during the 2017 through 2020 tax years involving intercompany transfer pricing with a foreign subsidiary. The IRS is seeking to significantly increase taxable income for each of the applicable periods and could also seek similar adjustments for subsequent years after 2020. The Company disagrees with the IRS’s proposed adjustments, believes its tax positions are properly supported, and intends to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. As of June 30, 2026, the Company believes its reserves for uncertain tax positions are adequate based on current available information.
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
The assets and liabilities of the held for sale disposal groups as of June 30, 2026, were as follows:

(in millions)	South American Businesses	Other Businesses
Assets
Cash and cash equivalents	$296	$160
Accounts receivable and other current assets	769	177
Property, equipment and capitalized software	877	169
Goodwill	174	88
Other intangible assets	258	395
Other long-term assets	321	484
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,656)	(561)
Total assets	$1,039	$912
Liabilities
Medical costs payable	$230	$87
Accounts payable and other current liabilities	388	279
Other long-term liabilities	368	364
Total liabilities	$986	$730
(1)      Includes the effect of $893 million of cumulative foreign currency translation losses and $273 million of noncontrolling interests for the South American businesses held for sale.
During the six months ended June 30, 2026, the Company completed dispositions of businesses that were classified as held for sale in the fourth quarter of 2025 for $1.1 billion of cash. The businesses held assets of $1.2 billion, liabilities of $445 million and had cumulative foreign currency translation gains of $160 million. As a result of the dispositions, the Company recorded a net gain of $211 million, which was included within operating costs on the Condensed Consolidated Statements of Operations, with a gain of $525 million at Optum Insight and an incremental loss of $314 million at Optum Health. The Company contributed $400 million of the proceeds from the disposition within Optum Insight to the United Health Foundation.

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
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health (b)	Optum Insight (b)	Optum Rx	Optum Eliminations (b)	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2026
Revenues - unaffiliated customers:
Premiums	$82,613	$4,343	$—	$—	$—	$4,343	$—	$86,956
Products	—	62	45	13,728	—	13,835	—	13,835
Services	2,754	4,474	1,517	1,273	—	7,264	—	10,018
Total revenues - unaffiliated customers	85,367	8,879	1,562	15,001	—	25,442	—	110,809
Total revenues - affiliated customers	—	14,353	3,556	23,242	(1,503)	39,648	(39,648)	—
Investment and other income	650	240	284	49	—	573	—	1,223
Total revenues	$86,017	$23,472	$5,402	$38,292	$(1,503)	$65,663	$(39,648)	$112,032
Total operating costs (a)	$82,075	$22,282	$4,033	$36,802	$(1,503)	$61,614	$(39,648)	$104,041
Earnings from operations	$3,942	$1,190	$1,369	$1,490	$—	$4,049	$—	$7,991
Interest expense	—	—	—	—	—	—	(962)	(962)
Loss on sale of subsidiary and subsidiaries held for sale	(61)	—	—	—	—	—	—	(61)
Earnings before income taxes	$3,881	$1,190	$1,369	$1,490	$—	$4,049	$(962)	$6,968
Total assets	$125,495	$72,716	$62,875	$59,656	$(475)	$194,772	$(10,540)	$309,727
Purchases of property, equipment and capitalized software	207	210	291	91	—	592	—	799
Depreciation and Amortization	176	260	414	190	—	864	—	1,040
Three Months Ended June 30, 2025
Revenues - unaffiliated customers:
Premiums	$83,019	$4,886	$—	$—	$—	$4,886	$—	$87,905
Products	—	65	44	13,455	—	13,564	—	13,564
Services	2,511	3,689	1,673	1,166	—	6,528	—	9,039
Total revenues - unaffiliated customers	85,530	8,640	1,717	14,621	—	24,978	—	110,508
Total revenues - affiliated customers	—	15,845	3,268	23,790	(1,191)	41,712	(41,712)	—
Investment and other income	573	240	247	48	—	535	—	1,108
Total revenues	$86,103	$24,725	$5,232	$38,459	$(1,191)	$67,225	$(41,712)	$111,616
Total operating costs (a)	$84,028	$24,296	$4,027	$37,018	$(1,191)	$64,150	$(41,712)	$106,466
Earnings from operations	$2,075	$429	$1,205	$1,441	$—	$3,075	$—	$5,150
Interest expense	—	—	—	—	—	—	(1,027)	(1,027)
Loss on sale of subsidiary and subsidiaries held for sale	(41)	—	—	—	—	—	—	(41)
Earnings before income taxes	$2,034	$429	$1,205	$1,441	$—	$3,075	$(1,027)	$4,082
Total assets	$129,587	$69,810	$60,358	$61,674	$—	$191,842	$(12,856)	$308,573
Purchases of property, equipment and capitalized software	193	292	303	98	—	693	—	886
Depreciation and Amortization	221	262	385	216	—	863	—	1,084
(a)Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.
(b)Prior period amounts have been recast to reflect the realignment of Optum Financial.

		Optum
(in millions)	UnitedHealthcare	Optum Health (b)	Optum Insight (b)	Optum Rx	Optum Eliminations (b)	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2026
Revenues - unaffiliated customers:
Premiums	$165,599	$8,918	$—	$—	$—	$8,918	$—	$174,517
Products	—	119	90	26,876	—	27,085	—	27,085
Services	5,529	8,709	3,137	2,422	—	14,268	—	19,797
Total revenues - unaffiliated customers	171,128	17,746	3,227	29,298	—	50,271	—	221,399
Total revenues - affiliated customers	—	29,351	6,674	44,640	(2,724)	77,941	(77,941)	—
Investment and other income	1,154	484	626	90	—	1,200	—	2,354
Total revenues	$172,282	$47,581	$10,527	$74,028	$(2,724)	$129,412	$(77,941)	$223,753
Total operating costs (a)	$162,646	$45,250	$8,195	$71,346	$(2,724)	$122,067	$(77,941)	$206,772
Earnings from operations	$9,636	$2,331	$2,332	$2,682	$—	$7,345	$—	$16,981
Interest expense	—	—	—	—	—	—	(1,917)	(1,917)
Loss on sale of subsidiary and subsidiaries held for sale	(133)	—	—	—	—	—	—	(133)
Earnings before income taxes	$9,503	$2,331	$2,332	$2,682	$—	$7,345	$(1,917)	$14,931
Total assets	$125,495	$72,716	$62,875	$59,656	$(475)	$194,772	$(10,540)	$309,727
Purchases of property, equipment and capitalized software	411	394	597	160	—	1,151	—	1,562
Depreciation and Amortization	394	506	806	363	—	1,675	—	2,069
Six Months Ended June 30, 2025
Revenues - unaffiliated customers:
Premiums	$164,532	$9,907	$—	$—	$—	$9,907	$—	$174,439
Products	—	130	88	26,382	—	26,600	—	26,600
Services	5,087	7,405	3,332	2,187	—	12,924	—	18,011
Total revenues - unaffiliated customers	169,619	17,442	3,420	28,569	—	49,431	—	219,050
Total revenues - affiliated customers	—	31,655	6,359	44,927	(2,302)	80,639	(80,639)	—
Investment and other income	1,101	465	480	95	—	1,040	—	2,141
Total revenues	$170,720	$49,562	$10,259	$73,591	$(2,302)	$131,110	$(80,639)	$221,191
Total operating costs (a)	$163,419	$47,722	$7,890	$70,832	$(2,302)	$124,142	$(80,639)	$206,922
Earnings from operations	$7,301	$1,840	$2,369	$2,759	$—	$6,968	$—	$14,269
Interest expense	—	—	—	—	—	—	(2,025)	(2,025)
Loss on sale of subsidiary and subsidiaries held for sale	(56)	—	—	—	—	—	—	(56)
Earnings before income taxes	$7,245	$1,840	$2,369	$2,759	$—	$6,968	$(2,025)	$12,188
Total assets	$129,587	$69,810	$60,358	$61,674	$—	$191,842	$(12,856)	$308,573
Purchases of property, equipment and capitalized software	389	556	656	183	—	1,395	—	1,784
Depreciation and Amortization	440	517	761	427	—	1,705	—	2,145
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
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. For the three and six months ended June 30, 2026, these actions resulted in a net loss of $39 million and a net gain of $191 million, respectively. For the three and six months ended June 30, 2026, net portfolio divestitures included incremental losses on businesses held for sale, while the year-to-date results also included a net gain on the sales of businesses previously held for sale as of December 31, 2025. By segment, second quarter impacts consisted of net losses of $35 million and $4 million at Optum Health and Optum Insight, respectively. Year-to-date impacts consisted of gains of $524 million and $8 million at Optum Insight and Optum Rx, respectively, partially offset by a net loss of $341 million at Optum Health. Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.
Restructuring and Other Actions
For the three and six months ended June 30, 2026, restructuring and other actions included the net decrease in loss contract reserves of $50 million and $187 million, respectively, and net valuation gains on equity securities of $1 million and $60 million, respectively, while the year-to-date results also included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. By segment, the second quarter impact was $51 million at Optum Health. Year-to-date impacts were $339 million at Optum Insight, partially offset by $186 million at Optum Health. During the three months ended June 30, 2026, these items increased investment and other income by $1 million and decreased medical costs by $50 million. For the six months ended June 30, 2026, these items increased operating costs by $415 million, partially offset by a $75 million increase to investment and other income and $187 million decrease in medical costs, as reflected on the Condensed Consolidated Statements of Operations.

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
The commercial risk market remains highly competitive in the small group, large group and individual segments. We expect broad-based competition to continue as the industry adapts to individual and employer needs. Continued increased medical costs may impact both future pricing and benefit design, including for our individual exchange products, and may result in shifts between product categories for our employer benefits. These changes, along with certain regulatory impacts, have resulted in a reduction in people served and may continue in future periods. Additionally, we have voluntarily pledged to rebate 2026 profits on our individual exchange products to customers as policymakers continue to work to determine how to improve affordability in this marketplace.
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties,” and we have observed a continued increase in care patterns and health care unit costs as discussed below in “Medical Cost Trends,” which we have contemplated in our 2026 benefit design approach. Continued funding pressures have resulted in benefit and pricing actions, causing contraction in our Medicare Advantage membership, which we expect to continue throughout 2026.
Optum Health’s fully accountable value-based care businesses have been impacted by Medicare funding reductions and have also seen continued medical cost trend pressures, which may impact future pricing in the markets we continue to participate in. As a result of increased pricing in response to anticipated care patterns in 2026, the exit from certain markets and decreased people served through UnitedHealthcare Medicare Advantage offerings, the number of people served under value-based care arrangements has contracted and is expected to continue throughout 2026.
Due to elevated care activity in Medicaid, specifically related to behavioral, pharmacy and home health, there continues to be a timing mismatch between the health status of people served and state rate updates. The funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs. People served by Medicaid offerings declined in the first half of 2026 due to the exit from one state and reduced Medicaid eligibility.
Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design and pricing, we have continued to observe increased care patterns; health care unit costs; and the intensity of services delivered, which are driven by increases in provider pricing and additional services bundled per visit. Commercial medical cost trend is elevated, in part due to the independent resolution process under the No Surprises Act and more aggressive billing practice among providers. These trends may continue in future periods. We endeavor to mitigate medical cost increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. Additionally, we have elevated our audit, clinical policy and payment integrity tools to protect customers and patients from unnecessary costs.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2026 year-over-year operating comparisons to second quarter 2025 and other financial results.
•Consolidated revenues were consistent, with UnitedHealthcare revenues flat and Optum revenues lower by 2%.
•UnitedHealthcare served 1.6 million fewer people due to benefit design and pricing actions and reduced Medicaid eligibility and the exit from one state.
•Consolidated earnings from operations of $8.0 billion compared to $5.2 billion last year.
•Diluted earnings per common share were $6.04.
•Cash flows from operations for the six months ended June 30, 2026 were $20.0 billion.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues:
Premiums	$86,956	$87,905	$(949)	(1)%	$174,517	$174,439	$78	—%
Products	13,835	13,564	271	2	27,085	26,600	485	2
Services	10,018	9,039	979	11	19,797	18,011	1,786	10
Investment and other income	1,223	1,108	115	10	2,354	2,141	213	10
Total revenues	112,032	111,616	416	—	223,753	221,191	2,562	1
Operating costs:
Medical costs	75,358	78,585	(3,227)	(4)	148,847	151,996	(3,149)	(2)
Operating costs	14,268	13,778	490	4	29,658	27,372	2,286	8
Cost of products sold	13,375	13,019	356	3	26,198	25,409	789	3
Depreciation and amortization	1,040	1,084	(44)	(4)	2,069	2,145	(76)	(4)
Total operating costs	104,041	106,466	(2,425)	(2)	206,772	206,922	(150)	—
Earnings from operations	7,991	5,150	2,841	55	16,981	14,269	2,712	19
Interest expense	(962)	(1,027)	65	(6)	(1,917)	(2,025)	108	(5)
Loss on sale of subsidiary and subsidiaries held for sale	(61)	(41)	(20)	49	(133)	(56)	(77)	138
Earnings before income taxes	6,968	4,082	2,886	71	14,931	12,188	2,743	23
Provision for income taxes	(1,298)	(510)	(788)	155	(2,780)	(2,142)	(638)	30
Net earnings	5,670	3,572	2,098	59	12,151	10,046	2,105	21
Earnings attributable to noncontrolling interests	(186)	(166)	(20)	12	(387)	(348)	(39)	11
Net earnings attributable to UnitedHealth Group common shareholders	$5,484	$3,406	$2,078	61%	$11,764	$9,698	$2,066	21%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$6.04	$3.74	$2.30		$12.94	$10.61	$2.33
Medical care ratio (a)	86.7%	89.4%	(2.7)%		85.3%	87.1%	(1.8)%
Operating cost ratio	12.7	12.3	0.4		13.3	12.4	0.9
Operating margin	7.1	4.6	2.5		7.6	6.5	1.1
Tax rate	18.6	12.5	6.1		18.6	17.6	1.0
Net earnings margin (b)	4.9	3.1	1.8		5.3	4.4	0.9
Return on equity (c)	22.3%	14.4%	7.9		24.3%	20.6%	3.7
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

2026 RESULTS OF OPERATIONS COMPARED TO 2025 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
The increases in revenues were primarily driven by pricing trends at UnitedHealthcare, partially offset by decreased people served through Medicare Advantage, commercial risk-based offerings and Medicaid and a decrease in patients served under value-based arrangements at Optum Health.
Medical Costs and MCR
Medical costs decreased primarily due to fewer people served across UnitedHealthcare and Optum Health and favorable prior period reserve development, partially offset by elevated medical cost trend which remains above historical levels and continues to be affected by higher provider reimbursement under the No Surprises Act and increased service and coding intensity in commercial.
The MCR decreased due to favorable prior period reserve development, affordability and medical cost management initiatives, and pricing trends, partially offset by medical costs trend which remains above historical levels and continues to be affected by higher provider reimbursement under the No Surprises Act and increased service and coding intensity in commercial.
Operating Cost Ratio
The operating cost ratio increased primarily due to investments in people, process and technology to drive improved consumer and care provider experiences and greater operating efficiencies, and business mix; partially offset by operating cost management and the revenue impacts of government programs. For the six months ended June 30, 2026, the operating cost ratio also increased due the impacts of restructuring and other actions, partially offset by net portfolio divestitures in 2026.
Tax Rate
The effective income tax rate increased as the rate for the three and six months ended June 30, 2025 was lower as a result of tax benefits having significantly more impact due to decreased pre-tax income, taxable earnings mix and the impact of the updated full year effective tax rate expectation.
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

The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
UnitedHealthcare	$86,017	$86,103	$(86)	—%	$172,282	$170,720	$1,562	1%
Optum Health (a)	23,472	24,725	(1,253)	(5)	47,581	49,562	(1,981)	(4)
Optum Insight (a)	5,402	5,232	170	3	10,527	10,259	268	3
Optum Rx	38,292	38,459	(167)	—	74,028	73,591	437	1
Optum eliminations (a)	(1,503)	(1,191)	(312)	26	(2,724)	(2,302)	(422)	18
Optum	65,663	67,225	(1,562)	(2)	129,412	131,110	(1,698)	(1)
Eliminations	(39,648)	(41,712)	2,064	(5)	(77,941)	(80,639)	2,698	(3)
Consolidated revenues	$112,032	$111,616	$416	—%	$223,753	$221,191	$2,562	1%
Earnings from operations
UnitedHealthcare	$3,942	$2,075	$1,867	90%	$9,636	$7,301	$2,335	32%
Optum Health (a)	1,190	429	761	177	2,331	1,840	491	27
Optum Insight (a)	1,369	1,205	164	14	2,332	2,369	(37)	(2)
Optum Rx	1,490	1,441	49	3	2,682	2,759	(77)	(3)
Optum	4,049	3,075	974	32	7,345	6,968	377	5
Consolidated earnings from operations	$7,991	$5,150	$2,841	55%	$16,981	$14,269	$2,712	19%
Operating margin
UnitedHealthcare	4.6%	2.4%	2.2%		5.6%	4.3%	1.3%
Optum Health (a)	5.1	1.7	3.4		4.9	3.7	1.2
Optum Insight (a)	25.3	23.0	2.3		22.2	23.1	(0.9)
Optum Rx	3.9	3.7	0.2		3.6	3.7	(0.1)
Optum	6.2	4.6	1.6		5.7	5.3	0.4
Consolidated operating margin	7.1%	4.6%	2.5%		7.6%	6.5%	1.1%
(a)Prior period amounts have been recast to reflect the realignment of Optum Financial.
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
UnitedHealthcare Employer & Individual - Domestic	$19,048	$18,950	$98	1%	$38,254	$38,016	$238	1%
UnitedHealthcare Employer & Individual - Global	944	819	125	15	1,856	1,601	255	16
UnitedHealthcare Employer & Individual - Total	19,992	19,769	223	1	40,110	39,617	493	1
UnitedHealthcare Medicare & Retirement	42,390	42,623	(233)	(1)	84,472	84,328	144	—
UnitedHealthcare Community & State	23,635	23,711	(76)	—	47,700	46,775	925	2
Total UnitedHealthcare revenues	$86,017	$86,103	$(86)	—%	$172,282	$170,720	$1,562	1%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2026	2025	2026 vs. 2025
Commercial:
Risk-based	7,655	8,440	(785)	(9)%
Fee-based	22,265	21,530	735	3
Total Commercial	29,920	29,970	(50)	—
Medicare Advantage	7,565	8,350	(785)	(9)
Medicaid	6,780	7,490	(710)	(9)
Medicare Supplement (Standardized)	4,260	4,305	(45)	(1)
Total Community and Senior	18,605	20,145	(1,540)	(8)
Total UnitedHealthcare - Medical	48,525	50,115	(1,590)	(3)%
Supplemental Data:
Medicare Part D stand-alone	2,710	2,800	(90)	(3)%
South American businesses held for sale	1,145	1,165	(20)	(2)%
For the three months ended June 30, 2026, UnitedHealthcare’s revenues decreased due to the contraction in people served through Medicare Advantage, risk-based commercial offerings and Medicaid offerings; and our pledge to rebate profits on our individual exchange products to customers; partially offset by pricing trends and actions, including increased Medicaid rates, and growth in people served through fee-based commercial offerings. For the six months ended June 30, 2026, revenues increased due to pricing trends and actions, including increased Medicaid rates, and growth in people served through fee-based commercial offerings, partially offset by the contraction in people served through Medicare Advantage, risk-based commercial offerings and Medicaid offerings; and our pledge to rebate profits on our individual exchange products to customers. Earnings from operations increased due to the revenue drivers discussed above, as well as favorable prior period reserve development, and affordability and medical cost management initiatives, partially offset by investments to support future growth.
Optum
Total revenues decreased due to Optum Health, partially offset by growth in Optum Insight. For the six months ended June 30, 2026, the decrease in total revenues was partially offset by growth at Optum Rx. Earnings from operations increased due to earnings growth at Optum Health. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to fewer patients served under value-based arrangements and the impact of dispositions, partially offset by the impact of business combinations. Earnings from operations increased due to cost management, increased favorable reserve development and the net decrease in loss contract reserves, partially offset by continued elevated medical cost trends, the impacts of net portfolio divestitures and investments to support future growth. Optum Health served approximately 93 million people and 95 million people as of June 30, 2026 and June 30, 2025, respectively.
Optum Insight
Revenues at Optum Insight increased due to elevated investment and other income and growth in business and technology services. Earnings from operations for the three months ended June 30, 2026, increased due to growth in business services. For the six months ended June 30, 2026, earnings from operations decreased due to investments in people, technology and new products and the impacts of restructuring and other actions, partially offset by net portfolio divestitures in 2026, elevated investment and other income and growth in business and technology services.
Optum Rx
Revenues at Optum Rx for the three months ended June 30, 2026, decreased due to the reduced script volume as a result of the contraction in people served at UnitedHealthcare, partially offset by growth in retail and specialty pharmacy. For the six months ended June 30, 2026, revenues increased due to growth in retail and specialty pharmacy, partially offset by reduced script volume as a result of the contraction in people served at UnitedHealthcare. Earnings from operations decreased due to lower script volumes, partially offset by growth in specialty pharmacy. Optum Rx fulfilled 387 million and 414 million adjusted scripts in the second quarters of 2026 and 2025, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2026	2025	2026 vs. 2025
Sources of cash:
Cash provided by operating activities	$19,964	$12,644	$7,320
Issuances of short-term borrowings and long-term debt, net of repayments	—	1,566	(1,566)
Cash received from dispositions and other strategic transactions, net	1,091	109	982
Proceeds from common stock issuances	359	581	(222)
Sales and maturities of investments, net of purchases	—	1,327	(1,327)
Repayments of care provider loans - cyberattack	197	1,293	(1,096)
Customer funds administered	332	—	332
Other	199	—	199
Total sources of cash	22,142	17,520	4,622
Uses of cash:
Cash dividends paid	(4,092)	(3,912)	(180)
Common stock repurchases	(1,646)	(5,545)	3,899
Repayments of short-term borrowings and long-term debt, net of issuances	(4,813)	—	(4,813)
Cash paid for acquisitions and other transactions, net of cash assumed	(98)	(734)	636
Purchases of investments, net of sales and maturities	(2,751)	—	(2,751)
Purchases of property, equipment and capitalized software	(1,562)	(1,784)	222
Originations and purchases of loans, net of repayments and maturities	(1,321)	(1,637)	316
Customer funds administered	—	(25)	25
Other	(1,755)	(603)	(1,152)
Total uses of cash	(18,038)	(14,240)	(3,798)
Effect of exchange rate changes on cash and cash equivalents	(3)	29	(32)
Increase in cash and cash equivalents, including cash within businesses held for sale	$4,101	$3,309	$792
Less: net increase in cash within businesses held for sale	119	(25)	144
Net increase in cash and cash equivalents	$4,220	$3,284	$936
2026 Cash Flows Compared to 2025 Cash Flows
Increased cash flows provided by operating activities were driven by increased earnings, timing of government payments, other favorable working capital dynamics and legislative changes from the Inflation Reduction Act impacting pharmacy rebates. Other significant changes in sources or uses of cash year-over-year included decreased share repurchases, increased cash received from dispositions and decreased cash paid for acquisitions, offset by decreased issuances and increased repayments of short-term borrowings and long-term debt, increased net purchases of investments and decreased repayments of care provider loans.
Financial Condition
As of June 30, 2026, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $81.0 billion included approximately $28.6 billion of cash and cash equivalents (of which $1.1 billion was available for general corporate use), $50.3 billion of debt securities and $2.1 billion of investments in marketable equity securities. Additionally, we had $10.8 billion of loan receivables as of June 30, 2026. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
Our available-for-sale debt securities portfolio had a weighted-average duration of 4.1 years and a weighted-average credit rating of “Double A” as of June 30, 2026. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2025 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K. During the six months ended June 30, 2026, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2025 10-K. As of June 30, 2026, we were in compliance with the various covenants under our bank credit facilities.
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
Credit Ratings. Our credit ratings as of June 30, 2026 were as follows:

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
Share Repurchase Program. During the six months ended June 30, 2026, we repurchased approximately 10.5 million shares at an average price of $344.08 per share, including 6.4 million shares purchased and held by a counterparty at an average price of $312.73 per share pursuant to forward share repurchase contracts that were settled on July 1, 2026. See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on the Company’s forward share repurchase contracts.
As of June 30, 2026, we had Board of Directors’ authorization to purchase up to 10.6 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. In June 2026, our Board of Directors increased our quarterly cash dividend to an annual rate of $9.28 compared to $8.84 per share, which we had paid since June 2025. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Pending Acquisitions. In the first quarter of 2026, we entered into an agreement to acquire a company in the health care sector for $3.0 billion. On July 2, 2026, we completed the acquisition for $1.5 billion in cash, with the remaining $1.5 billion payable within one year.
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
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements which are intended to take advantage of the “safe harbor” provisions of the federal securities laws. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “outlook,” “plan,” “project,” “should” and similar expressions identify forward-looking statements. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. Actual results could differ materially from those that management expects, depending on the outcome of certain factors including: our ability to effectively estimate, price for and manage medical costs; new or changes in existing health care laws or regulations, or their enforcement or application; cyberattacks, other privacy/data security incidents, or our failure to comply with related regulations; reductions in revenue or delays to cash flows received under government programs; changes in Medicare, the CMS star ratings program or the application of risk adjustment data validation audits; our ability to successfully execute initiatives designed to simplify and improve the consumer healthcare experience; our ability to effectively execute our value-based care strategies; the DOJ’s legal actions concerning our participation in the Medicare program; our ability to maintain and achieve improvement in quality scores impacting revenue; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; risks and uncertainties associated with our businesses providing pharmacy care services; competitive pressures, including our ability to maintain or increase our market share; changes in or challenges to our public sector contract awards; failure to achieve targeted operating cost productivity improvements; failure to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other service providers; the impact of potential changes in tax laws and regulations; increases in costs and other liabilities associated with litigation, government investigations, audits or reviews; risks and uncertainties associated with our increasing use of artificial intelligence and other emerging technologies; failure to complete, manage or integrate strategic transactions; risks and uncertainties associated with the sale of our remaining operations in South America; risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events; failure to attract, develop, retain, and manage the succession of key employees and executives; our investment portfolio performance; impairment of our goodwill and intangible assets; failure to protect proprietary rights to our databases, software and related products; downgrades in our credit ratings; and our ability to obtain sufficient funds from our regulated subsidiaries or from external financings to fund our obligations, reinvest in our business, maintain our debt to total capital ratio at targeted levels, maintain our quarterly dividend payment cycle, or continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2026 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2026
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$786	$569	$(4,386)	$(8,511)
1	393	284	(2,237)	(4,639)
(1)	(393)	(271)	2,271	5,622
(2)	(786)	(537)	4,550	12,478
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
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2026

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2026 (b)	2.0	$303.59	2.0	17.3
May 31, 2026 (b)	5.0	358.57	5.0	12.3
June 30, 2026	1.7	405.41	1.7	10.6
Total	8.7	$355.37	8.7
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
(b)    Shares repurchased in the months ended April 30, 2026 and May 31, 2026 included shares purchased and held by a counterparty as part of forward share repurchase contracts that were settled on July 1, 2026. See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on the Company’s forward share repurchase contracts.
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	Dated:	August 10, 2026
Stephen Hemsley

/s/ WAYNE DEVEYDT	Chief Financial Officer (principal financial officer)	Dated:	August 10, 2026
Wayne DeVeydt

/s/ DENNIS STANKIEWICZ	Chief Accounting Officer (principal accounting officer)	Dated:	August 10, 2026
Dennis Stankiewicz