Form 10-Q
period 2026-09-30
UNITEDHEALTH GROUP INC
filed 2026-11-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 30, 2026, there were 896,022,611 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,845	$24,365
Short-term investments	2,704	3,756
Accounts receivable, net	20,543	23,018
Other current receivables, net	27,577	29,697
Prepaid expenses and other current assets	8,926	9,746
Total current assets	85,595	90,582
Long-term investments	58,064	54,251
Property, equipment and capitalized software, net	10,950	10,762
Goodwill	112,974	110,499
Other intangible assets, net	20,377	20,474
Other assets	24,822	23,013
Total assets	$312,782	$309,581
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Medical costs payable	$39,352	$39,337
Accounts payable and accrued liabilities	39,560	38,032
Short-term borrowings and current maturities of long-term debt	5,617	6,069
Unearned revenues	3,397	3,413
Other current liabilities	27,909	28,046
Total current liabilities	115,835	114,897
Long-term debt, less current maturities	68,714	72,320
Deferred income taxes	2,528	2,421
Other liabilities	20,160	18,245
Total liabilities	207,237	207,883
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	1,416	1,608
Equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 896 and 906 issued and outstanding	9	9
Additional paid-in capital	—	559
Retained earnings	102,021	95,603
Accumulated other comprehensive loss	(3,934)	(2,061)
Nonredeemable noncontrolling interests	6,033	5,980
Total equity	104,129	100,090
Total liabilities, redeemable noncontrolling interests and equity	$312,782	$309,581
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues:
Premiums	$87,078	$88,979	$261,595	$263,418
Products	14,293	13,296	41,378	39,896
Services	10,246	9,754	30,043	27,765
Investment and other income	1,077	1,132	3,431	3,273
Total revenues	112,694	113,161	336,447	334,352
Operating costs:
Medical costs	76,982	79,958	225,829	231,954
Operating costs	14,369	15,223	44,027	42,595
Cost of products sold	13,707	12,566	39,905	37,975
Depreciation and amortization	1,073	1,099	3,142	3,244
Total operating costs	106,131	108,846	312,903	315,768
Earnings from operations	6,563	4,315	23,544	18,584
Interest expense	(963)	(1,003)	(2,880)	(3,028)
Loss on sale of subsidiary and subsidiaries held for sale	(76)	(83)	(209)	(139)
Earnings before income taxes	5,524	3,229	20,455	15,417
Provision for income taxes	(1,224)	(686)	(4,004)	(2,828)
Net earnings	4,300	2,543	16,451	12,589
Earnings attributable to noncontrolling interests	(190)	(195)	(577)	(543)
Net earnings attributable to UnitedHealth Group common shareholders	$4,110	$2,348	$15,874	$12,046
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$4.58	$2.59	$17.58	$13.27
Diluted	$4.56	$2.59	$17.50	$13.21
Basic weighted-average number of common shares outstanding	897	906	902	908
Dilutive effect of common share equivalents	5	2	4	4
Diluted weighted-average number of common shares outstanding	902	908	906	912
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	11	16	13	12
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net earnings	$4,300	$2,543	$16,451	$12,589
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(1,821)	535	(2,219)	1,383
Income tax effect	418	(122)	509	(316)
Total unrealized (losses) gains, net of tax	(1,403)	413	(1,710)	1,067
Gross reclassification adjustment for net realized losses (gains) included in net earnings	52	(24)	62	(51)
Income tax effect	(12)	6	(14)	12
Total reclassification adjustment, net of tax	40	(18)	48	(39)
Foreign currency translation (losses) gains	(52)	(71)	(51)	148
Reclassification adjustment for translation gains included in net earnings	—	—	(160)	—
Total foreign currency translation (losses) gains	(52)	(71)	(211)	148
Other comprehensive (loss) income	(1,415)	324	(1,873)	1,176
Comprehensive income	2,885	2,867	14,578	13,765
Comprehensive income attributable to noncontrolling interests	(190)	(195)	(577)	(543)
Comprehensive income attributable to UnitedHealth Group common shareholders	$2,695	$2,672	$14,001	$13,222
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Three months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at June 30, 2026	905	$9	$—	$100,957	$(1,377)	$(1,142)	$6,066	$104,513
Net earnings				4,110			174	4,284
Other comprehensive loss					(1,363)	(52)		(1,415)
Issuances of common stock, and related tax effects	1	—	216					216
Share-based compensation			223					223
Common share repurchases	(10)	—	(451)	(968)				(1,419)
Cash dividends paid on common shares ($2.32 per share)				(2,078)				(2,078)
Redeemable noncontrolling interests fair value and other adjustments			12					12
Acquisition and other adjustments of nonredeemable noncontrolling interests							(15)	(15)
Distribution to nonredeemable noncontrolling interests							(192)	(192)
Balance at September 30, 2026	896	$9	$—	$102,021	$(2,740)	$(1,194)	$6,033	$104,129

Balance at June 30, 2025	905	$9	$—	$97,250	$(1,593)	$(942)	$5,745	$100,469
Net earnings				2,348			167	2,515
Other comprehensive income (loss)					395	(71)		324
Issuances of common stock, and related tax effects	1	—	241					241
Share-based compensation			214					214
Common share repurchases	—	—	1	(1)				—
Cash dividends paid on common shares ($2.21 per share)				(2,002)				(2,002)
Redeemable noncontrolling interests fair value and other adjustments			(62)					(62)
Acquisition and other adjustments of nonredeemable noncontrolling interests							34	34
Distribution to nonredeemable noncontrolling interests							(164)	(164)
Balance at September 30, 2025	906	$9	$394	$97,595	$(1,198)	$(1,013)	$5,782	$101,569
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Nonredeemable Noncontrolling Interests	Total Equity
Nine months ended September 30, (in millions)	Shares	Amount			Net Unrealized (Losses) Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2026	906	$9	$559	$95,603	$(1,078)	$(983)	$5,980	$100,090
Net earnings				15,874			509	16,383
Other comprehensive loss					(1,662)	(211)		(1,873)
Issuances of common stock, and related tax effects	4	—	410					410
Share-based compensation			813					813
Common share repurchases	(14)	—	(1,861)	(3,286)				(5,147)
Cash dividends paid on common shares ($6.85 per share)				(6,170)				(6,170)
Redeemable noncontrolling interests fair value and other adjustments			79					79
Acquisition and other adjustments of nonredeemable noncontrolling interests							79	79
Distribution to nonredeemable noncontrolling interests							(535)	(535)
Balance at September 30, 2026	896	$9	$—	$102,021	$(2,740)	$(1,194)	$6,033	$104,129

Balance at January 1, 2025	915	$9	$—	$96,036	$(2,226)	$(1,161)	$5,610	$98,268
Net earnings				12,046			464	12,510
Other comprehensive income					1,028	148		1,176
Issuances of common stock, and related tax effects	3	—	620					620
Share-based compensation			805					805
Common share repurchases	(12)	—	(954)	(4,573)				(5,527)
Cash dividends paid on common shares ($6.52 per share)				(5,914)				(5,914)
Redeemable noncontrolling interests fair value and other adjustments			(77)					(77)
Acquisition and other adjustments of nonredeemable noncontrolling interests							209	209
Distribution to nonredeemable noncontrolling interests							(501)	(501)
Balance at September 30, 2025	906	$9	$394	$97,595	$(1,198)	$(1,013)	$5,782	$101,569
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities
Net earnings	$16,451	$12,589
Noncash items:
Depreciation and amortization	3,142	3,244
Deferred income taxes	466	(1,019)
Share-based compensation	843	795
Loss on sale of subsidiary and subsidiaries held for sale	209	139
Other, net	(351)	64
Net change in other operating items, net of effects from acquisitions and dispositions:
Accounts receivable	2,560	65
Other assets	1,736	(3,105)
Medical costs payable	(49)	6,178
Accounts payable and other liabilities	88	(417)
Unearned revenues	(8)	56
Cash flows from operating activities	25,087	18,589
Investing activities
Purchases of investments	(16,545)	(12,805)
Sales of investments	5,294	7,945
Maturities of investments	6,765	6,517
Cash paid for acquisitions and other transactions, net of cash assumed	(1,538)	(4,436)
Purchases of property, equipment and capitalized software	(2,421)	(2,674)
Repayments of care provider loans - cyberattack	282	1,543
Originations and purchases of loans	(4,533)	(3,282)
Repayments and maturities of loans	2,301	994
Cash received from dispositions and other strategic transactions, net	1,113	214
Other, net	464	(90)
Cash flows used for investing activities	(8,818)	(6,074)
Financing activities
Common share repurchases	(5,031)	(5,545)
Cash dividends paid	(6,170)	(5,914)
Proceeds from common stock issuances	599	803
Repayments of long-term debt	(3,650)	(2,000)
Proceeds from short-term borrowings, net	575	1,469
Proceeds from issuance of long-term debt	—	2,969
Customer funds administered	(743)	(1,792)
Other, net	(613)	(603)
Cash flows used for financing activities	(15,033)	(10,613)
Effect of exchange rate changes on cash and cash equivalents	(11)	25
Increase in cash and cash equivalents, including cash within businesses held for sale	1,225	1,927
Net change in cash within businesses held for sale	255	(29)
Net increase in cash and cash equivalents	1,480	1,898
Cash and cash equivalents, beginning of period	24,365	25,312
Cash and cash equivalents, end of period	$25,845	$27,210
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
Revenues - Products and Services
As of September 30, 2026 and December 31, 2025, accounts receivable related to products and services were $9.6 billion and $9.7 billion, respectively. As of September 30, 2026, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts having an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was $10.2 billion, of which more than half is expected to be recognized in the next three years.
Receivables Financing Facility
The Company has a $2.2 billion 364-day uncommitted revolving receivables financing facility under which certain receivables may be sold to financial institutions. During the three and nine months ended September 30, 2026, the Company sold $2.8 billion and $5.9 billion of receivables under the receivables financing facility. As of September 30, 2026, $5.5 billion was collected from counterparties, with $1.5 billion not yet remitted to financial institutions. During the nine months ended September 30, 2026, the Company also remitted $2.0 billion to financial institutions related to receivables sold in 2025. This was comprised of $1.0 billion collected but not remitted in 2025 and an additional $1.0 billion collected in 2026. The loss on discounted receivables was immaterial for the three and nine months ended September 30, 2026.
Net Portfolio Divestitures and Restructuring and Other Actions
Net Portfolio Divestitures
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. For the three and nine months ended September 30, 2026, these actions resulted in a gain of $224 million and $415 million, respectively. For the three months ended September 30, 2026, these actions included net gains on businesses held for sale and a gain on an asset sale, partially offset by incremental losses on our remaining South American operations. For the nine months ended September 30, 2026, these actions included a net gain on the sales of businesses previously classified as held for sale as of December 31, 2025 and a gain on an asset sale, partially offset by incremental losses on businesses held for sale. By segment, third quarter impacts consisted of net gains of $141 million and $85 million at UnitedHealthcare and Optum Health, respectively, partially offset by net losses of $2 million at Optum Insight. Year-to-date impacts consisted of gains of $522 million, $141 million and $8 million at Optum Insight, UnitedHealthcare and Optum Rx, respectively, partially offset by a net loss of $256 million at Optum Health.

Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.
Restructuring and Other Actions
For the three and nine months ended September 30, 2026, restructuring and other actions included a net decrease in loss contract reserves of $95 million and $282 million, respectively, and net valuation (losses) gains on equity securities of $(21) million and $39 million, respectively, while the year-to-date results also included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. By segment, the third quarter impacts were $62 million and $12 million at Optum Health and Optum Insight, respectively. Year-to-date impacts were $327 million at Optum Insight, partially offset by $248 million at Optum Health. For the three months ended September 30, 2026, these items decreased investment and other income by $21 million and decreased medical costs by $95 million. For the nine months ended September 30, 2026, these items increased operating costs by $415 million, partially offset by a $54 million increase to investment and other income and $282 million decrease in medical costs, as reflected on the Condensed Consolidated Statements of Operations.
2.    Investments
A summary of debt securities by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Debt securities - available-for-sale:
U.S. government and agency obligations	$3,416	$—	$(256)	$3,160
State and municipal obligations	5,169	1	(466)	4,704
Corporate obligations	29,627	38	(1,447)	28,218
U.S. agency mortgage-backed securities	12,134	—	(1,256)	10,878
Non-U.S. agency mortgage-backed securities	3,495	—	(167)	3,328
Total debt securities - available-for-sale	53,841	39	(3,592)	50,288
Debt securities - held-to-maturity:
U.S. government and agency obligations	445	—	(3)	442
State and municipal obligations	25	—	(4)	21
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	473	—	(7)	466
Total debt securities	$54,314	$39	$(3,599)	$50,754
December 31, 2025
Debt securities - available-for-sale:
U.S. government and agency obligations	$4,086	$2	$(156)	$3,932
State and municipal obligations	6,533	24	(232)	6,325
Corporate obligations	25,927	159	(540)	25,546
U.S. agency mortgage-backed securities	10,284	33	(598)	9,719
Non-U.S. agency mortgage-backed securities	2,748	11	(99)	2,660
Total debt securities - available-for-sale	49,578	229	(1,625)	48,182
Debt securities - held-to-maturity:
U.S. government and agency obligations	461	2	(1)	462
State and municipal obligations	26	—	(2)	24
Corporate obligations	3	—	—	3
Total debt securities - held-to-maturity	490	2	(3)	489
Total debt securities	$50,068	$231	$(1,628)	$48,671

The Company held $6.0 billion and $5.5 billion of equity securities as of September 30, 2026 and December 31, 2025, respectively. The Company’s investments in equity securities primarily consist of venture investments and employee savings plan related investments. The carrying values of equity securities held at fair value on a non-recurring basis were $3.7 billion and $3.3 billion, including cumulative net unrealized gains of $917 million and $846 million, as of September 30, 2026 and December 31, 2025, respectively.
Additionally, the Company’s investments included $4.0 billion and $3.8 billion of equity method investments primarily in operating businesses in the health care sector as of September 30, 2026 and December 31, 2025, respectively. The allowance for credit losses on held-to-maturity securities at September 30, 2026 and December 31, 2025 was not material.
The amortized cost and fair value of debt securities as of September 30, 2026, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,783	$2,769	$314	$314
Due after one year through five years	13,733	13,099	137	135
Due after five years through ten years	13,309	12,420	5	4
Due after ten years	8,387	7,794	17	13
U.S. agency mortgage-backed securities	12,134	10,878	—	—
Non-U.S. agency mortgage-backed securities	3,495	3,328	—	—
Total debt securities	$53,841	$50,288	$473	$466
The fair value of available-for-sale debt securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
U.S. government and agency obligations	$1,394	$(44)	$1,570	$(212)	$2,964	$(256)
State and municipal obligations	1,855	(125)	2,701	(341)	4,556	(466)
Corporate obligations	18,795	(725)	6,861	(722)	25,656	(1,447)
U.S. agency mortgage-backed securities	6,290	(376)	4,575	(880)	10,865	(1,256)
Non-U.S. agency mortgage-backed securities	1,949	(55)	1,052	(112)	3,001	(167)
Total debt securities - available-for-sale	$30,283	$(1,325)	$16,759	$(2,267)	$47,042	$(3,592)
December 31, 2025
U.S. government and agency obligations	$500	$(4)	$2,339	$(152)	$2,839	$(156)
State and municipal obligations	523	(8)	4,342	(224)	4,865	(232)
Corporate obligations	2,661	(16)	10,399	(524)	13,060	(540)
U.S. agency mortgage-backed securities	346	(1)	6,665	(597)	7,011	(598)
Non-U.S. agency mortgage-backed securities	184	(1)	1,355	(98)	1,539	(99)
Total debt securities - available-for-sale	$4,214	$(30)	$25,100	$(1,595)	$29,314	$(1,625)
The Company’s unrealized losses from debt securities as of September 30, 2026 were generated from approximately 38,000 positions out of a total of 42,000 positions. The Company believes that it will timely collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases rather than unfavorable changes in the credit quality of these securities. At each reporting period, the Company evaluates available-for-sale debt securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the expected cash flows, the underlying credit quality and credit ratings of the issuers, noting no significant credit deterioration since purchase. As of September 30, 2026, the Company did not have the intent to sell any of the available-for-sale debt securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary. The allowance for credit losses on available-for-sale debt securities at September 30, 2026 and December 31, 2025 was not material.

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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2026
Cash and cash equivalents	$16,386	$9,459	$—	$25,845
Debt securities - available-for-sale:
U.S. government and agency obligations	3,134	26	—	3,160
State and municipal obligations	—	4,704	—	4,704
Corporate obligations	—	27,686	532	28,218
U.S. agency mortgage-backed securities	—	10,878	—	10,878
Non-U.S. agency mortgage-backed securities	—	3,328	—	3,328
Total debt securities - available-for-sale	3,134	46,622	532	50,288
Equity securities	2,200	—	74	2,274
Loan receivables	—	—	729	729
Total assets at fair value	$21,720	$56,081	$1,335	$79,136
Percentage of total assets at fair value	27%	71%	2%	100%
December 31, 2025
Cash and cash equivalents	$19,848	$4,517	$—	$24,365
Debt securities - available-for-sale:
U.S. government and agency obligations	3,778	154	—	3,932
State and municipal obligations	—	6,325	—	6,325
Corporate obligations	—	25,123	423	25,546
U.S. agency mortgage-backed securities	—	9,719	—	9,719
Non-U.S. agency mortgage-backed securities	—	2,660	—	2,660
Total debt securities - available-for-sale	3,778	43,981	423	48,182
Equity securities	2,083	20	67	2,170
Loan receivables	—	—	882	882
Total assets at fair value	$25,709	$48,518	$1,372	$75,599
Percentage of total assets at fair value	34%	64%	2%	100%
There were no transfers in or out of Level 3 financial assets or liabilities during the nine months ended September 30, 2026 or 2025.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2026
Debt securities - held-to-maturity	$445	$21	$—	$466	$473
Loan receivables	—	1,912	8,513	10,425	10,730
Long-term debt and other financing obligations	—	63,481	—	63,481	71,391
December 31, 2025
Debt securities - held-to-maturity	$463	$26	$—	$489	$490
Loan receivables	—	1,700	6,923	8,623	8,860
Long-term debt and other financing obligations	—	72,143	—	72,143	76,140
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. The assets and liabilities within businesses held for sale as of September 30, 2026 were measured at the lower of carrying value or fair value less cost to sell. Fair value is measured based upon unobservable amounts, such as estimated selling price derived from Company-specific information, market conditions and third-party indications. There were no significant fair value adjustments for assets and liabilities recorded during the nine months ended September 30, 2026 or 2025.
4.    Medical Costs Payable
The following table shows the components of the change in medical costs payable for the nine months ended September 30:

(in millions)	2026	2025
Medical costs payable, beginning of period	$39,337	$34,224
Acquisitions (dispositions), net	—	20
Reported medical costs:
Current year	227,600	231,734
Prior years	(1,440)	(30)
Changes in premium deficiency and loss contract reserves	(331)	250
Total reported medical costs	225,829	231,954
Medical payments:
Payments for current year	(191,587)	(195,548)
Payments for prior years	(34,383)	(30,453)
Total medical payments	(225,970)	(226,001)
Change in medical costs payable included within businesses held for sale	156	(16)
Medical costs payable, end of period	$39,352	$40,181
For the nine months ended September 30, 2026, prior years’ medical cost reserve development was driven by a favorable respiratory illness season along with various other individually insignificant factors. For the nine months ended September 30, 2025, prior years’ medical cost reserve development did not include any individually significant factors. Medical costs payable included reserves for claims incurred by consumers but not yet reported to the Company of $26.7 billion at both September 30, 2026 and December 31, 2025.

5.    Short-Term Borrowings and Long-Term Debt
As of September 30, 2026, the Company had $2.9 billion of commercial paper outstanding, with a weighted-average annual interest rate of 3.9%. For more information on the Company’s short-term borrowings, debt covenants and long-term debt, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.
6.    Shareholders’ Equity
Dividends
In June 2026, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to an annual rate of $9.28 compared to $8.84 per share which the Company had paid since June 2025. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2026 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 17	$2.21	$2,005
June 23	2.32	2,087
September 22	2.32	2,078
Forward Share Repurchase Contracts
During the nine months ended September 30, 2026, the Company entered into forward contracts with a counterparty to repurchase up to $2.0 billion of its common stock, which were settled on July 1, 2026. During the nine months ended September 30, 2026, the counterparty completed the purchase of 6.4 million shares at an average price of $312.73 per share. The calculation of basic and diluted earnings per share includes an immaterial reduction to net earnings attributable to UnitedHealth Group common shareholders for undistributed earnings attributable to the shares held by the counterparty for the nine months ended September 30, 2026.
Share Repurchase Program
In November 2026, the Company’s Board of Directors amended the Company’s share repurchase program to authorize the repurchase of up to 50 million shares of Common Stock, in addition to all remaining shares authorized to be repurchased under the Board’s 2024 renewal of the program.
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

Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (CMS), state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General (OIG), the Office of Personnel Management, the Office for Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice (DOJ), the SEC, the Internal Revenue Service (IRS), the U.S. Drug Enforcement Administration, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Defense Contract Audit Agency, the Food and Drug Administration and other governmental authorities. Similarly, the Company’s international businesses are also subject to investigations, audits and reviews by applicable foreign governments. The Company has also been responding to subpoenas, information requests and investigations from governmental entities. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will be materially adversely affected. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. CMS and OIG have selected certain of the Company’s local plans for risk adjustment data validation (RADV) audits to validate the coding practices of and supporting documentation maintained by health care providers, and such audits may result in retrospective adjustments to payments made to the Company’s health plans.
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
Income Taxes - Internal Revenue Service Exams
On March 6, 2026, the Company received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken during the 2017 through 2020 tax years involving intercompany transfer pricing with a foreign subsidiary. The IRS is seeking to significantly increase taxable income for each of the applicable periods and could also seek similar adjustments for subsequent years after 2020. The Company disagrees with the IRS’s proposed adjustments, believes its tax positions are properly supported, and intends to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. As of September 30, 2026, the Company believes its reserves for uncertain tax positions are adequate based on current available information. For more information on the Company’s income taxes, see Note 9 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2025 10-K.
Other Commitments
On July 2, 2026, the Company completed an acquisition for $3.0 billion, with $1.5 billion of cash and the remaining $1.5 billion payable within one year. The payable was outstanding as of September 30, 2026.

8.    Held for Sale and Dispositions
In the fourth quarter of 2025, the Company entered into an agreement to sell its remaining South American operations, which is expected to close in the fourth quarter of 2026, subject to regulatory and other customary closing conditions. Losses related to this transaction are included within loss on sale of subsidiary and subsidiaries held for sale on the Condensed Consolidated Statements of Operations as they relate to the strategic exit of South American markets and include significant losses related to foreign currency translation effects.
The Company initiated various other dispositions in the fourth quarter of 2025. Dispositions not yet closed as of September 30, 2026 are classified as held for sale. Losses related to these actions are included within operating costs on the Condensed Consolidated Statements of Operations.
The assets and liabilities of the held for sale disposal groups as of September 30, 2026, were as follows:

(in millions)	South American Businesses	Other Businesses
Assets
Cash and cash equivalents	$275	$43
Accounts receivable and other current assets	811	92
Property, equipment and capitalized software	865	129
Goodwill	168	42
Other intangible assets	251	365
Other long-term assets	323	228
Remeasurement of assets of businesses held for sale to fair value less cost to sell(1)	(1,732)	(450)
Total assets	$961	$449
Liabilities
Medical costs payable	$233	$—
Accounts payable and other current liabilities	392	170
Other long-term liabilities	362	169
Total liabilities	$987	$339
(1)      Includes the effect of $964 million of cumulative foreign currency translation losses and $281 million of noncontrolling interests for the South American businesses held for sale.
During the nine months ended September 30, 2026, the Company completed dispositions of businesses that were classified as held for sale in the fourth quarter of 2025 for $1.1 billion of cash. The businesses held assets of $1.2 billion, liabilities of $445 million and had cumulative foreign currency translation gains of $160 million. As a result of the dispositions, the Company recorded a net gain of $211 million, which was included within operating costs on the Condensed Consolidated Statements of Operations, with a gain of $525 million at Optum Insight and an incremental loss of $314 million at Optum Health. The Company contributed $400 million of the proceeds from the disposition within Optum Insight to the United Health Foundation.

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
The following tables present reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	Optum Health (b)	Optum Insight (b)	Optum Rx	Optum Eliminations (b)	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2026
Revenues - unaffiliated customers:
Premiums	$83,028	$4,050	$—	$—	$—	$4,050	$—	$87,078
Products	—	62	45	14,186	—	14,293	—	14,293
Services	2,765	4,463	1,597	1,421	—	7,481	—	10,246
Total revenues - unaffiliated customers	85,793	8,575	1,642	15,607	—	25,824	—	111,617
Total revenues - affiliated customers	—	14,180	3,496	24,271	(1,428)	40,519	(40,519)	—
Investment and other income	537	155	336	49	—	540	—	1,077
Total revenues	$86,330	$22,910	$5,474	$39,927	$(1,428)	$66,883	$(40,519)	$112,694
Total operating costs (a)	$83,499	$22,175	$4,195	$38,209	$(1,428)	$63,151	$(40,519)	$106,131
Earnings from operations	$2,831	$735	$1,279	$1,718	$—	$3,732	$—	$6,563
Interest expense	—	—	—	—	—	—	(963)	(963)
Loss on sale of subsidiary and subsidiaries held for sale	(76)	—	—	—	—	—	—	(76)
Earnings before income taxes	$2,755	$735	$1,279	$1,718	$—	$3,732	$(963)	$5,524
Total assets	$125,223	$72,089	$67,213	$57,840	$(492)	$196,650	$(9,091)	$312,782
Purchases of property, equipment and capitalized software	159	201	394	105	—	700	—	859
Depreciation and Amortization	195	253	439	186	—	878	—	1,073
Three Months Ended September 30, 2025
Revenues - unaffiliated customers:
Premiums	$83,924	$5,055	$—	$—	$—	$5,055	$—	$88,979
Products	—	61	45	13,190	—	13,296	—	13,296
Services	2,578	4,255	1,678	1,243	—	7,176	—	9,754
Total revenues - unaffiliated customers	86,502	9,371	1,723	14,433	—	25,527	—	112,029
Total revenues - affiliated customers	—	15,811	3,324	25,195	(1,244)	43,086	(43,086)	—
Investment and other income	568	240	273	51	—	564	—	1,132
Total revenues	$87,070	$25,422	$5,320	$39,679	$(1,244)	$69,177	$(43,086)	$113,161
Total operating costs (a)	$85,265	$25,381	$4,400	$38,130	$(1,244)	$66,667	$(43,086)	$108,846
Earnings from operations	$1,805	$41	$920	$1,549	$—	$2,510	$—	$4,315
Interest expense	—	—	—	—	—	—	(1,003)	(1,003)
Loss on sale of subsidiary and subsidiaries held for sale	(83)	—	—	—	—	—	—	(83)
Earnings before income taxes	$1,722	$41	$920	$1,549	$—	$2,510	$(1,003)	$3,229
Total assets	$130,492	$73,964	$60,777	$62,528	$—	$197,269	$(12,492)	$315,269
Purchases of property, equipment and capitalized software	238	265	284	103	—	652	—	890
Depreciation and Amortization	221	274	394	210	—	878	—	1,099
(a)Total operating costs include medical costs, operating costs, cost of products sold and depreciation and amortization, as applicable for each reportable segment.
(b)Prior period amounts have been recast to reflect the realignment of Optum Financial.

		Optum
(in millions)	UnitedHealthcare	Optum Health (b)	Optum Insight (b)	Optum Rx	Optum Eliminations (b)	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2026
Revenues - unaffiliated customers:
Premiums	$248,627	$12,968	$—	$—	$—	$12,968	$—	$261,595
Products	—	181	135	41,062	—	41,378	—	41,378
Services	8,294	13,172	4,734	3,843	—	21,749	—	30,043
Total revenues - unaffiliated customers	256,921	26,321	4,869	44,905	—	76,095	—	333,016
Total revenues - affiliated customers	—	43,531	10,170	68,911	(4,152)	118,460	(118,460)	—
Investment and other income	1,691	639	962	139	—	1,740	—	3,431
Total revenues	$258,612	$70,491	$16,001	$113,955	$(4,152)	$196,295	$(118,460)	$336,447
Total operating costs (a)	$246,145	$67,425	$12,390	$109,555	$(4,152)	$185,218	$(118,460)	$312,903
Earnings from operations	$12,467	$3,066	$3,611	$4,400	$—	$11,077	$—	$23,544
Interest expense	—	—	—	—	—	—	(2,880)	(2,880)
Loss on sale of subsidiary and subsidiaries held for sale	(209)	—	—	—	—	—	—	(209)
Earnings before income taxes	$12,258	$3,066	$3,611	$4,400	$—	$11,077	$(2,880)	$20,455
Total assets	$125,223	$72,089	$67,213	$57,840	$(492)	$196,650	$(9,091)	$312,782
Purchases of property, equipment and capitalized software	570	595	991	265	—	1,851	—	2,421
Depreciation and Amortization	589	759	1,245	549	—	2,553	—	3,142
Nine Months Ended September 30, 2025
Revenues - unaffiliated customers:
Premiums	$248,456	$14,962	$—	$—	$—	$14,962	$—	$263,418
Products	—	191	133	39,572	—	39,896	—	39,896
Services	7,665	11,660	5,010	3,430	—	20,100	—	27,765
Total revenues - unaffiliated customers	256,121	26,813	5,143	43,002	—	74,958	—	331,079
Total revenues - affiliated customers	—	47,466	9,683	70,122	(3,546)	123,725	(123,725)	—
Investment and other income	1,669	705	753	146	—	1,604	—	3,273
Total revenues	$257,790	$74,984	$15,579	$113,270	$(3,546)	$200,287	$(123,725)	$334,352
Total operating costs (a)	$248,684	$73,103	$12,290	$108,962	$(3,546)	$190,809	$(123,725)	$315,768
Earnings from operations	$9,106	$1,881	$3,289	$4,308	$—	$9,478	$—	$18,584
Interest expense	—	—	—	—	—	—	(3,028)	(3,028)
Loss on sale of subsidiary and subsidiaries held for sale	(139)	—	—	—	—	—	—	(139)
Earnings before income taxes	$8,967	$1,881	$3,289	$4,308	$—	$9,478	$(3,028)	$15,417
Total assets	$130,492	$73,964	$60,777	$62,528	$—	$197,269	$(12,492)	$315,269
Purchases of property, equipment and capitalized software	626	821	941	286	—	2,048	—	2,674
Depreciation and Amortization	661	791	1,155	637	—	2,583	—	3,244
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
In the fourth quarter of 2025, the Company took various actions as a result of a strategic review of its assets and businesses aimed at advancing and scaling its core operations, including the value-based care business at Optum Health. For the three and nine months ended September 30, 2026, these actions resulted in a gain of $224 million and $415 million, respectively. For the three months ended September 30, 2026, these actions included net gains on businesses held for sale and a gain on an asset sale, partially offset by incremental losses on our remaining South American operations. For the nine months ended September 30, 2026, these actions included a net gain on the sales of businesses previously classified as held for sale as of December 31, 2025 and a gain on an asset sale, partially offset by incremental losses on businesses held for sale. By segment, third quarter impacts consisted of net gains of $141 million and $85 million at UnitedHealthcare and Optum Health, respectively, partially offset by net losses of $2 million at Optum Insight. Year-to-date impacts consisted of gains of $522 million, $141 million and $8 million at Optum Insight, UnitedHealthcare and Optum Rx, respectively, partially offset by a net loss of $256 million at Optum Health. Gains and losses on portfolio actions were recorded within operating costs on the Condensed Consolidated Statements of Operations.

Restructuring and Other Actions
For the three and nine months ended September 30, 2026, restructuring and other actions included a net decrease in loss contract reserves of $95 million and $282 million, respectively, and net valuation (losses) gains on equity securities of $(21) million and $39 million, respectively, while the year-to-date results also included a $400 million contribution to the United Health Foundation funded by the cash gain on the disposition of an Optum Insight business. By segment, the third quarter impacts were $62 million and $12 million at Optum Health and Optum Insight, respectively. Year-to-date impacts were $327 million at Optum Insight, partially offset by $248 million at Optum Health. For the three months ended September 30, 2026, these items decreased investment and other income by $21 million and decreased medical costs by $95 million. For the nine months ended September 30, 2026, these items increased operating costs by $415 million, partially offset by a $54 million increase to investment and other income and $282 million decrease in medical costs, as reflected on the Condensed Consolidated Statements of Operations.
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
Medicare Advantage funding continues to be pressured, as discussed below in “Regulatory Trends and Uncertainties,” and we have observed a continued increase in care patterns and health care unit costs as discussed below in “Medical Cost Trends,” which we have contemplated in both our 2026 and 2027 benefit design approach. Continued funding pressures have resulted in benefit and pricing actions, causing contraction in our Medicare Advantage membership.
Optum Health’s fully accountable value-based care businesses have been impacted by Medicare funding reductions and have also seen continued medical cost trend pressures, which may impact future pricing in the markets we continue to participate in. As a result of increased pricing in response to anticipated care patterns in 2026, the exit from certain markets and decreased people served through UnitedHealthcare Medicare Advantage offerings, the number of people served under value-based care arrangements has contracted.
Due to elevated care activity in Medicaid, specifically related to behavioral, pharmacy and home health, there continues to be a timing mismatch between the health status of people served and state rate updates. The funding and payment rate environment remains insufficient to meet the health needs of patients and creates the risk of continued downward pressure on Medicaid margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We continue to advocate for actuarially sound rates commensurate with our medical cost trends and we remain dedicated to partnering with those states that are committed to the long-term viability of their programs. People served by Medicaid offerings declined in 2026 due to the exit from one state and reduced Medicaid eligibility.

Medical Cost Trends. Our medical cost trends primarily relate to changes in unit costs, care activity and prescription drug costs. As expected and contemplated in our benefits design and pricing, we have continued to observe increased care patterns, health care unit costs and the intensity of services delivered, which are driven by increases in provider pricing and additional services bundled per visit. Commercial medical cost trend is elevated, in part due to the independent resolution process under the No Surprises Act and more aggressive billing practices among providers. These trends may continue in future periods. We endeavor to mitigate medical cost increases by engaging hospitals, physicians and consumers with information and helping them make clinically sound choices, with the objective of helping them achieve high-quality, affordable care. Additionally, we have enhanced our audit, clinical policy and payment integrity tools to protect customers and patients from unnecessary costs.
Regulatory Trends and Uncertainties
Medicare Advantage Rates. Medicare Advantage rate notices for numerous years have resulted in industry base rates well below the industry forward medical cost trend. While the Final Notice for 2027 moved towards the expected industry forward medical cost trend, it remains below. The compounding impact of multi-year rate shortfalls has created sustained pressure on the Medicare Advantage program. Further, substantial revisions to the risk adjustment model, which serves to adjust rates to reflect a patient’s health status and care resource needs, have resulted and will continue to result in reduced funding and potentially benefits for people, especially those with some of the greatest health and social challenges.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2026 year-over-year operating comparisons to third quarter 2025 and other financial results.
•Consolidated revenues were consistent, with UnitedHealthcare and Optum revenues lower by 1% and 3%, respectively.
•UnitedHealthcare served 1.8 million fewer people due to benefit design and pricing actions and reduced Medicaid eligibility and the exit from one state.
•Consolidated earnings from operations of $6.6 billion compared to $4.3 billion last year.
•Diluted earnings per common share were $4.56.
•Cash flows from operations for the nine months ended September 30, 2026 were $25.1 billion.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues:
Premiums	$87,078	$88,979	$(1,901)	(2)%	$261,595	$263,418	$(1,823)	(1)%
Products	14,293	13,296	997	7	41,378	39,896	1,482	4
Services	10,246	9,754	492	5	30,043	27,765	2,278	8
Investment and other income	1,077	1,132	(55)	(5)	3,431	3,273	158	5
Total revenues	112,694	113,161	(467)	—	336,447	334,352	2,095	1
Operating costs:
Medical costs	76,982	79,958	(2,976)	(4)	225,829	231,954	(6,125)	(3)
Operating costs	14,369	15,223	(854)	(6)	44,027	42,595	1,432	3
Cost of products sold	13,707	12,566	1,141	9	39,905	37,975	1,930	5
Depreciation and amortization	1,073	1,099	(26)	(2)	3,142	3,244	(102)	(3)
Total operating costs	106,131	108,846	(2,715)	(2)	312,903	315,768	(2,865)	(1)
Earnings from operations	6,563	4,315	2,248	52	23,544	18,584	4,960	27
Interest expense	(963)	(1,003)	40	(4)	(2,880)	(3,028)	148	(5)
Loss on sale of subsidiary and subsidiaries held for sale	(76)	(83)	7	(8)	(209)	(139)	(70)	50
Earnings before income taxes	5,524	3,229	2,295	71	20,455	15,417	5,038	33
Provision for income taxes	(1,224)	(686)	(538)	78	(4,004)	(2,828)	(1,176)	42
Net earnings	4,300	2,543	1,757	69	16,451	12,589	3,862	31
Earnings attributable to noncontrolling interests	(190)	(195)	5	(3)	(577)	(543)	(34)	6
Net earnings attributable to UnitedHealth Group common shareholders	$4,110	$2,348	$1,762	75%	$15,874	$12,046	$3,828	32%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$4.56	$2.59	$1.97		$17.50	$13.21	$4.29
Medical care ratio (a)	88.4%	89.9%	(1.5)%		86.3%	88.1%	(1.8)%
Operating cost ratio	12.8	13.5	(0.7)		13.1	12.7	0.4
Operating margin	5.8	3.8	2.0		7.0	5.6	1.4
Tax rate	22.2	21.2	1.0		19.6	18.3	1.3
Net earnings margin (b)	3.6	2.1	1.5		4.7	3.6	1.1
Return on equity (c)	16.7%	9.9%	6.8%		21.8%	17.0%	4.8%
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

2026 RESULTS OF OPERATIONS COMPARED TO 2025 RESULTS OF OPERATIONS
Consolidated Financial Results
Revenues
For the three months ended September 30, 2026 revenues decreased due to fewer people served through Medicare Advantage, commercial risk-based offerings, Medicaid and value-based arrangements at Optum Health, partially offset by pricing trends at UnitedHealthcare. For the nine months ended September 30, 2026, revenues increased primarily due to pricing trends at UnitedHealthcare, partially offset by decreased people served through Medicare Advantage, commercial risk-based offerings, Medicaid and value-based arrangements at Optum Health.
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
The MCR decreased due to favorable prior period reserve development, affordability and medical cost management initiatives, pricing trends and benefit design changes, partially offset by medical cost trend which remains above historical levels and continues to be affected by higher provider reimbursement under the No Surprises Act and increased service and coding intensity in commercial.
Operating Cost Ratio
For the three months ended September 30, 2026, the operating cost ratio decreased primarily due to operating cost management and the revenue impacts of government programs, partially offset by investments in process and technology to drive improved consumer and care provider experiences and greater operating efficiencies and business mix. For the nine months ended September 30, 2026, the operating cost ratio increased due to investments in people, process and technology to drive improved consumer and care provider experiences and greater operating efficiencies and business mix and restructuring and other actions, partially offset by operating cost management, the revenue impacts of government programs and net portfolio divestitures in 2026.
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
2026 Business Realignment
On January 1, 2026, we realigned certain businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Optum Financial, including Optum Bank, which was historically included in Optum Health is now included in Optum Insight. Our reportable segments remain unchanged, with prior period segment financial information, including people served by Optum, recast to conform to the 2026 presentation.

The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
UnitedHealthcare	$86,330	$87,070	$(740)	(1)%	$258,612	$257,790	$822	—%
Optum Health (a)	22,910	25,422	(2,512)	(10)	70,491	74,984	(4,493)	(6)
Optum Insight (a)	5,474	5,320	154	3	16,001	15,579	422	3
Optum Rx	39,927	39,679	248	1	113,955	113,270	685	1
Optum eliminations (a)	(1,428)	(1,244)	(184)	15	(4,152)	(3,546)	(606)	17
Optum	66,883	69,177	(2,294)	(3)	196,295	200,287	(3,992)	(2)
Eliminations	(40,519)	(43,086)	2,567	(6)	(118,460)	(123,725)	5,265	(4)
Consolidated revenues	$112,694	$113,161	$(467)	—%	$336,447	$334,352	$2,095	1%
Earnings from operations
UnitedHealthcare	$2,831	$1,805	$1,026	57%	$12,467	$9,106	$3,361	37%
Optum Health (a)	735	41	694	nm	3,066	1,881	1,185	63
Optum Insight (a)	1,279	920	359	39	3,611	3,289	322	10
Optum Rx	1,718	1,549	169	11	4,400	4,308	92	2
Optum	3,732	2,510	1,222	49	11,077	9,478	1,599	17
Consolidated earnings from operations	$6,563	$4,315	$2,248	52%	$23,544	$18,584	$4,960	27%
Operating margin
UnitedHealthcare	3.3%	2.1%	1.2%		4.8%	3.5%	1.3%
Optum Health (a)	3.2	0.2	3.0		4.3	2.5	1.8
Optum Insight (a)	23.4	17.3	6.1		22.6	21.1	1.5
Optum Rx	4.3	3.9	0.4		3.9	3.8	0.1
Optum	5.6	3.6	2.0		5.6	4.7	0.9
Consolidated operating margin	5.8%	3.8%	2.0%		7.0%	5.6%	1.4%
nm = not meaningful
(a)Prior period amounts have been recast to reflect the realignment of Optum Financial.
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
UnitedHealthcare Employer & Individual - Domestic	$19,223	$19,049	$174	1%	$57,477	$57,065	$412	1%
UnitedHealthcare Employer & Individual - Global	985	826	159	19	2,841	2,427	414	17
UnitedHealthcare Employer & Individual - Total	20,208	19,875	333	2	60,318	59,492	826	1
UnitedHealthcare Medicare & Retirement	42,420	43,356	(936)	(2)	126,892	127,684	(792)	(1)
UnitedHealthcare Community & State	23,702	23,839	(137)	(1)	71,402	70,614	788	1
Total UnitedHealthcare revenues	$86,330	$87,070	$(740)	(1)%	$258,612	$257,790	$822	—%

The following table summarizes the number of people served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2026	2025	2026 vs. 2025
Commercial:
Risk-based	7,575	8,440	(865)	(10)%
Fee-based	22,180	21,490	690	3
Total Commercial	29,755	29,930	(175)	(1)
Medicare Advantage	7,605	8,435	(830)	(10)
Medicaid	6,695	7,460	(765)	(10)
Medicare Supplement (Standardized)	4,245	4,300	(55)	(1)
Total Community and Senior	18,545	20,195	(1,650)	(8)
Total UnitedHealthcare - Medical	48,300	50,125	(1,825)	(4)%
Supplemental Data:
Medicare Part D stand-alone	2,690	2,795	(105)	(4)%
South American businesses held for sale	1,140	1,160	(20)	(2)%
For the three months ended September 30, 2026, UnitedHealthcare’s revenues decreased due to the contraction in people served through Medicare Advantage, risk-based commercial offerings and Medicaid offerings, partially offset by pricing trends and actions, including increased Medicaid rates and growth in people served through fee-based commercial offerings. For the nine months ended September 30, 2026, revenues increased due to pricing trends and actions, including increased Medicaid rates, and growth in people served through fee-based commercial offerings, partially offset by the contraction in people served through Medicare Advantage, risk-based commercial offerings and Medicaid offerings, and our pledge to rebate profits on our individual exchange products to customers. Earnings from operations increased due to the revenue drivers discussed above, as well as favorable prior period reserve development, and affordability and medical cost management initiatives, partially offset by investments to support future growth.
Optum
Total revenues decreased due to Optum Health, partially offset by growth in Optum Rx and Optum Insight. Earnings from operations increased due to earnings growth across Optum. The results by segment were as follows:
Optum Health
Revenues at Optum Health decreased primarily due to fewer patients served under value-based arrangements and the impact of dispositions, partially offset by the impact of business combinations. Earnings from operations increased due to cost management, pricing trends, increased favorable reserve development and a net decrease in loss contract reserves, partially offset by continued elevated medical cost trends. Earnings from operations for the three months ended September 30, 2026, also increased due to the impact of net portfolio divestitures. For the nine months ended September 30, 2026, the increase in Optum Health earnings from operations was partially offset by the impact of net portfolio divestitures. Optum Health served approximately 92 million people and 93 million people as of September 30, 2026 and September 30, 2025, respectively.
Optum Insight
Revenues and earnings from operations at Optum Insight increased due to elevated investment and other income and growth in business and technology services. Earnings from operations for the nine months ended September 30, 2026 also increased due to net portfolio divestitures in 2026, partially offset by the impacts of restructuring and other actions and investments to support future growth.
Optum Rx
Revenues at Optum Rx increased due to growth in retail and specialty pharmacy, partially offset by reduced script volume as a result of the contraction in people served at UnitedHealthcare. Earnings from operations increased due to growth in specialty pharmacy, partially offset by the impact of reduced script volumes. Optum Rx fulfilled 393 million and 414 million adjusted scripts in the third quarters of 2026 and 2025, respectively.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2026	2025	2026 vs. 2025
Sources of cash:
Cash provided by operating activities	$25,087	$18,589	$6,498
Issuances of short-term borrowings and long-term debt, net of repayments	—	2,438	(2,438)
Cash received from dispositions and other strategic transactions, net	1,113	214	899
Proceeds from common stock issuances	599	803	(204)
Sales and maturities of investments, net of purchases	—	1,657	(1,657)
Repayments of care provider loans - cyberattack	282	1,543	(1,261)
Other	464	—	464
Total sources of cash	27,545	25,244	2,301
Uses of cash:
Cash dividends paid	(6,170)	(5,914)	(256)
Common stock repurchases	(5,031)	(5,545)	514
Repayments of short-term borrowings and long-term debt, net of issuances	(3,075)	—	(3,075)
Cash paid for acquisitions and other transactions, net of cash assumed	(1,538)	(4,436)	2,898
Purchases of investments, net of sales and maturities	(4,486)	—	(4,486)
Purchases of property, equipment and capitalized software	(2,421)	(2,674)	253
Originations and purchases of loans, net of repayments and maturities	(2,232)	(2,288)	56
Customer funds administered	(743)	(1,792)	1,049
Other	(613)	(693)	80
Total uses of cash	(26,309)	(23,342)	(2,967)
Effect of exchange rate changes on cash and cash equivalents	(11)	25	(36)
Increase in cash and cash equivalents, including cash within businesses held for sale	$1,225	$1,927	$(702)
Net change in cash within businesses held for sale	255	(29)	284
Net increase in cash and cash equivalents	$1,480	$1,898	$(418)
2026 Cash Flows Compared to 2025 Cash Flows
Increased cash flows provided by operating activities were driven by increased earnings, timing of government payments, other favorable working capital dynamics and legislative changes from the Inflation Reduction Act impacting pharmacy rebates. Other significant changes in sources or uses of cash year-over-year included decreased cash paid for acquisitions, increased customer funds administered, increased cash received from dispositions and decreased share repurchases, offset by increased net purchases of investments, decreased issuances and increased repayments of short-term borrowings and long-term debt and decreased repayments of care provider loans.
Financial Condition
As of September 30, 2026, our cash, cash equivalent, available-for-sale debt securities and marketable equity securities balances of $78.3 billion included approximately $25.8 billion of cash and cash equivalents (of which $1.2 billion was available for general corporate use), $50.3 billion of debt securities and $2.2 billion of investments in marketable equity securities. Additionally, we had $11.5 billion of loan receivables as of September 30, 2026. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
Our available-for-sale debt securities portfolio had a weighted-average duration of 4.3 years and a weighted-average credit rating of “Double A” as of September 30, 2026. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Cash Requirements. A summary of our cash requirements as of December 31, 2025 was disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K. During the nine months ended September 30, 2026, there were no material changes to this previously disclosed information outside the ordinary course of business. We believe our capital resources are sufficient to meet future, short-term and long-term, liquidity needs. We continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and business combinations.
Short-Term Borrowings. Our revolving bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through independent broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2025 10-K. As of September 30, 2026, we were in compliance with the various covenants under our bank credit facilities.
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
Credit Ratings. Our credit ratings as of September 30, 2026 were as follows:

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
Share Repurchase Program. During the nine months ended September 30, 2026, we repurchased approximately 13.8 million shares at an average price of $359.55 per share, including 6.4 million shares purchased at an average price of $312.73 per share pursuant to forward share repurchase contracts that were settled on July 1, 2026. See Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on the Company’s forward share repurchase contracts.
As of September 30, 2026, we had Board of Directors’ authorization to purchase up to 7.2 million shares of our common stock. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
Dividends. In June 2026, our Board of Directors increased our quarterly cash dividend to an annual rate of $9.28 compared to $8.84 per share which we had paid since June 2025. For more information on our dividend, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The above list is not exhaustive. We discuss these matters, and certain risks that may affect our business operations, financial condition and results of operations, more fully in our filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by law.

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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2026 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2026
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Assets	Fair Value of Financial Liabilities
2%	$738	$616	$(4,440)	$(7,380)
1	369	308	(2,280)	(4,010)
(1)	(369)	(294)	2,361	4,812
(2)	(738)	(583)	4,751	10,637
Note: The impact of hypothetical changes in interest rates may not reflect the full 100 or 200 basis point change on interest income and interest expense or on the fair value of financial assets and liabilities as the rates are assumed to not fall below zero.
ITEM 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this quarterly report on Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2026

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2026	1.5	$424.31	1.5	9.1
August 31, 2026	1.4	402.79	1.4	7.7
September 30, 2026	0.5	388.67	0.5	7.2
Total	3.4	$410.01	3.4
(a)    In November 1997, our Board of Directors adopted a share repurchase program, which the Board of Directors evaluates periodically. In November 2026, the Board of Directors amended our share repurchase program to authorize the repurchase of up to 50 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs), in addition to all remaining shares authorized to be repurchased under the Board’s 2024 renewal of the program. There is no established expiration date for the program. The Board of Directors from time to time may further amend the share repurchase program in order to increase the authorized number of shares which may be repurchased under the program.
ITEM 5.    OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN HEMSLEY	Chair and Chief Executive Officer (principal executive officer)	Dated:	November 3, 2026
Stephen Hemsley

/s/ WAYNE DEVEYDT	Chief Financial Officer (principal financial officer)	Dated:	November 3, 2026
Wayne DeVeydt

/s/ DENNIS STANKIEWICZ	Chief Accounting Officer (principal accounting officer)	Dated:	November 3, 2026
Dennis Stankiewicz